Form 10-Q/A
period 1995-03-31
FIRST NATIONAL BANKSHARES CORP
filed 1995-05-10
CIK 814178

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
       SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1995

                                or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to



               Commission File Number:   33-14252

                FIRST NATIONAL BANKSHARES CORPORATION
      (Exact name of registrant as specified in its charter)



        West Virginia                               62-1306172
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation)                             Identification No.)


One Cedar Street, Ronceverte, West Virginia       24970
(Address of principal executive offices)        (Zip Code)

                         (304) 647-4500
       (Registrant's telephone number, including area code)


                               N/A
(Former name, former address and former fiscal year, if changed si nce last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past  90  days.       X  Yes          No


The number of shares outstanding of the issuer's classes of common stock as of March 16, 1995:

           Common Stock, $5 par value -- 192,500 shares


                  THIS REPORT CONTAINS 21 PAGES


              FIRST NATIONAL BANKSHARES CORPORATION

                            FORM 10-Q
          For the Quarterly Period Ended March 31, 1995

                              INDEX



                                                              Page
PART I.FINANCIAL INFORMATION

       Item 1.                  Financial Statements         Page

           Consolidated   Balance  Sheets  -  March  31,  1995
            and  December 31, 1994                              3

           Consolidated Statements of Income -
             Three Months Ended March 31, 1995 and 1994         4

           Consolidated Statements of Shareholders' Equity -
             Three Months Ended March 31, 1995 and 1994         5

           Consolidated Statements of Cash Flows -

          Three Months Ended March 31, 1995 and 1994           6-7


          Notes to Consolidated Financial Statements          8-11


   Item   2.   Management's  Discussion and Analysis of Financial Condition
               and Results of Operations                      12-19



PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form  8-K             20



SIGNATURES                                                    21
PART I.  FINANCIAL INFORMATION

       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                    (in thousands of dollars)

                                        March 31,   December 31,
                                            1995       1994
 ASSETS                                 (Unaudited)     *
Cash and due from banks                 $1,959      $3,721
Federal   funds   sold                   2,296       1,720
Securities available for sale
 (Note 2)                                19,162      23,281
Securities held to maturity (estimated
 fair value $ 9,319  and $ 7,158,
 respectively) (Note 2)                  9,488       7,521
Loans, net (Notes  3  and   4)           39,789      38,766
Bank premises and equipment              1,071       1,035
Accrued interest receivable              556         796
Other assets                             971         898

       Total assets                     $75,292     $77,738

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non interest bearing               $9,201      $9,209
     Interest bearing                    57,655      60,477
           Total deposits                66,856      69,686
    Other liabilities                    788         741

           Total liabilities             67,644      70,427

Commitments and Contingencies

Shareholders' equity
  Common stock, $5.00 par value,
     authorized 500,000 shares,
     issued 192,500  shares              963         963
  Capital surplus                        1,000       1,000
  Retained earnings                      5,942       5,873
  Net unrealized (loss) on securities   (257)       (525)
         Total  shareholders'  equity    7,648       7,311

         Total liabilities and
         shareholders' equity           $75,292     $77,738



*  -   The  December 31, 1994 consolidated balance sheet has  been extracted from audited financial data.


          See Notes to Consolidated Financial Statements


       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
         (In thousands of dollars, except per share data)

                                          Three Months Ended
                                              March 31,
                                            1995    1994
Interest Income
  Interest and fees on loans               $905    $972
  Interest and dividends on securities:
     Taxable                                368     356
     Tax-exempt                             62      62
  Interest on Federal funds sold            37      17
     Total interest income                  1,372   1,407

Interest expense on deposits                508     543

     Net interest income                    864     864

Provision for loan losses                   -       98

     Net interest income after provision
       for loan losses                      864     766

Other income
  Service fees                              47      48
  Insurance commissions                     3       7
  Securities gains                          -       1
  Other income                              44      16
       Total other income                   94      72

Other expense
  Salaries and employee benefits            348     363
  Net occupancy expense                     56      43
  Equipment rental, depreciation
     and maintenance                        35      50
  Other                                     346     281
       Total other expenses                 785     737

Income before income taxes                  173     101

  Income tax expense                        46      26

     Net income                            $127    $75

Earnings per common share (Note 5)         $.66    $.39

Dividends declared  per common share       $.30    $-


          See Notes to Consolidated Financial Statements


       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)
                    (In thousands of dollars)

                                             Three Months Ended
                                                 March 31,
                                               1995      1994

Balance, beginning of period                  $7,311    $7,487

    Net income                                 127       75

      Cash dividends declared                 (58)       -

Net unrealized gain on securities
      available for sale upon adoption of
      SFAS No. 115                             -         311

Change in net unrealized (gain) on
      securities  available  for  sale         268      (273)

Balance, end of period                        $7,648    $7,600



          See Notes to Consolidated Financial Statements



       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                    (In thousands of dollars)


                                                 Three Months Ended
                                                     March 31,
                                                  1995     1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $127     $75
   Adjustments to reconcile net income to net
      cash provided by (used in)
      operating activities:
   Depreciation                                   34       34
   Provision for loan losses                      -        98
   Securities (gains)                             -       (1)
   Amortization of security premiums
      (accretion) of security discounts, net     (3)       17
   Decrease in accrued interest receivable        240      273
   (Increase) in other assets                    (197)    (189)
   Increase in other liabilities                  66       57

       Net cash provided by operating activities  267      364

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of
       securities held to maturity                -        266
   Proceeds from maturities and calls of
       securities available for sale              4,500    2,000
   Principal payments received on securities
       held to maturity                           -        20
   Purchases of securities held to maturity      (1,953)  (247)
   Purchases of securities available for sale     -       (3,495)
   Principal collected on (loans made to)
       customers, net                            (1,023)   3,584
   Purchases of bank premises and equipment      (70)     (56)

       Net cash provided by (used in)
       investing activities                       1,454    2,072

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
       NOW and savings accounts                  (1,483)  (166)
  Proceeds from sales of (payments for matured)
       time deposits, net                        (1,347)  (581)
  Dividends paid                                 (77)      -

      Net cash provided by (used in)
      financing activities                       (2,907)  (747)

      Increase (decrease) in cash and
      cash equivalents                           (1,186)   1,689

Cash and cash equivalents:
      Beginning                                   5,441    4,410

      Ending                                     $4,255   $6,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest paid to depositors                 $503     $546

     Income taxes                                $-       $29

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Dividends declared and unpaid                  $58      $-


          See Notes to Consolidated Financial Statements


       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.  Basis of Presentation

         The accounting and reporting policies of First National Bankshares Corporation and Subsidiary (the "Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, The First National Bank in Ronceverte. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjust-ments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended
         March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1994 audited financial statements and Form 10-K.

         The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1995 and December 31, 1994 are summarized as follows (in thousands):


                                            March 31, 1995
                                                                    Estimated
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value
Held to maturity:
  Taxable:
  U.S. Treasury securities      $2,968      $-          $6          $2,962
  U.S. Government agencies
      and  corporations          1,001       -           12          989
  Corporate debt securities      500         -           36          464
        Total taxable            4,469       -           54          4,415
  Tax exempt:
  State and political
      subdivisions               5,019       -           115         4,904

      Total                     $9,488      $-          $169        $9,319


                                            December 31, 1994
                                                                    Estimated
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value

Held to maturity:
   Taxable:
   U.S. Treasury securities     $1,000      $-          $21         $979
   U.S. Government agencies
      and corporations           1,002       -           29          973
   Corporate debt securities     500         -           51          449
          Total taxable          2,502       -           101         2,401
  Tax exempt:
   State and political
      subdivisions               5,019       8           270         4,757

      Total                     $7,521      $8          $371        $7,158


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                            March 31, 1995
                                                                    Estimated
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value

Available for sale:
   Taxable:
   U.S. Treasury securities      $2,962     $-          $77          $2,885
   U.S. Government agencies
      and corporations            16,557     -           339          16,218
   Federal Reserve Bank stock     57         -           -            57
           Total taxable          19,576     -           416          19,160
   Tax exempt:
   Federal Reserve Bank stock     2          -           -            2

      Total                      $19,578    $-          $416         $19,162



                                            December 31, 1994
                                                                    Estimated
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value

Available for sale:
  Taxable:
  U.S. Treasury securities       $3,961     $2          $145        $3,818
  U.S. Government agencies
      and  corporations           20,069     3           668         19,404
  Federal Reserve Bank stock      57         -           -           57
           Total taxable          24,087     5           813         23,279
  Tax exempt:
  Federal Reserve Bank stock      2          -           -           2

     Total                       $24,089    $5          $813        $23,281



The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 1995 are summarized as follows (in thousands):

                                 Held to Maturity    Available for Sale

                                          Estimated             Estimated
                               Amortized    Fair      Amortized    Fair
                                  Cost      Value       Cost       Value

  Due within 1 year              $2,468     $2,472      $4,503      $4,472
  Due after 1 but within 5 years  3,726      3,648       15,016      14,631
  Due after 5 but within 10 years 3,294      3,199       -           -
  Due after 10 years              -          -           59          59

       Total                     $9,488     $9,319      $19,578     $19,162


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the three month periods ended March 31, 1995 and 1994 are as follows (in thousands):


                                       Proceeds From           Gross Realized
                                        Calls and   Principal
                                 Sales  Maturities  Payments    Gains  Losses

Three months ended March 31, 1995:
 Securities held to maturity    $-     $-          $-          $-     $-
 Securities available for sale   -      4,500       -           -      -

    Total                       $-     $4,500      $-          $-     $-

Three months ended March 31, 1994:
 Securities held to maturity    $-     $266        $20         $-     $-
 Securities available for sale   -      2,000       -           -      -

    Total                       $-     $2,266      $20         $-     $-



Note 3.  Loans

       Total loans as of March 31, 1995 and December 31, 1994 are summarized as follows (in thousands):

                                               March 31,      December 31,
                                                 1995            1994
       Commercial, financial and agricultural   $3,183         $2,855
       Real estate - construction                951            660
       Real estate - mortgage                    28,394         28,200
       Installment loans to individuals          7,635          7,774
       Other                                     639            387
            Total loans                          40,802         39,876

       Less unearned income                      252            257
            Total loans net of unearned income   40,550         39,619

       Less allowance for loan losses            761            853

            Loans, net                          $39,789        $38,766



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Allowance for Loan Losses and New Accounting Pronouncement

          Analyses of the allowance for loan losses are presented below
          (in thousands) for the three month periods ended March 31, 1995 and 1994:

                                                Three Months Ended
                                                     March 31,
                                                  1995      1994
          Balance, beginning of period            $853     $1,001

          Loans charged off                       (117)    (112)
          Recoveries                               25       18
          Net losses                              (92)     (94)

          Provision for loan losses                0        98
       Balance, end of period                     $761     $1,005


       Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Under SFAS No. 114, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price or at the fair value of the loan's collateral if the loan is collateral dependent. The adoption of SFAS No. 114 did not materially impact the Company's financial condition or results of operations.

Note 5.  Earnings Per Share

       Earnings per common share are computed based on the weighted-average shares outstanding. For the three month periods ended March 31, 1995 and 1994, the weighted-average common shares outstanding was 192,500.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "Bankshares"), and its subsidiary, The First National Bank in Ronceverte. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes accompanying this analysis.

EARNINGS SUMMARY

       The Company reported net income of $127,000 for the three months ended March 31, 1995 compared to $75,000 for the quarter ended March 31, 1994, representing a 69.3% increase. The increase in earnings for the first quarter of 1995 was primarily attributable to no provision for loan losses being recorded compared to the $98,000 provision recorded for the first quarter of 1994, and due to a $22,000 (30.6%) increase in other income. These earnings improvements were partially offset by a $48,000 increase in noninterest expenses. See PROVISION FOR LOAN LOSSES and NONINTEREST EXPENSE sections which follow for further discussion.

       Earning per common share were $.66 for the quarter ended March 31, 1995 compared to the $.39 reported for the first quarter of 1994. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart for the three month periods ended March 31, 1995 and 1994.


                                              Three Months Ended
                                                  March 31,
                                                            Increase
                                          1995     1994    (Decrease)
Interest income                           $7.13    $7.31    $(.18)
Interest expense                           2.64     2.82     (.18)
  Net interest income                      4.49     4.49      -
Provision for loan losses                  -        .51      (.51)
Net interest income after
  provision for loan losses                4.49     3.98      .51
Noninterest income                         .49      .37       .12
Noninterest expense                       4.08     3.82       .26
Income before income taxes                .90      .53        .37
Income tax expense                        .24      .14        .10
          Net income                     $.66     $.39       $.27

       Bankshares' annualized return on average assets (ROA) for the first quarter of 1995 was .67% compared to .37% for the first quarter of 1994. Annualized return on average shareholders' equity (ROE) was 6.8% for the first quarter of 1995 compared to 3.8% in the first quarter of 1994.

NET INTEREST INCOME

       The most significant component of Bankshares' net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds.

       For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the period ended March 31, 1995 and 1994, the tax-equivalent adjustment was $32,000 and $32,000, respectively.

       Bankshares' net interest income on a fully tax-equivalent basis totalled $896,000 for the three month period ended March 31, 1995 unchanged from $896,000 recorded during the same period of 1994.
       The Company's net yield on interest earning assets for the three month period ended March 31, 1995 was 4.96% compared to 4.66% for the same period in 1994, reflecting an increase of 29 basis points in the yield on earning assets (7.48% to 7.77%) which was offset by an increase of only 8 basis points in the cost of interest bearing liabilities
       (3.38% to 3.46%).

       Further analysis of Bankshares' yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

       The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for potential future loan losses. Management's determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, actual loan loss experience relative to the size and characteristics of the loan portfolio, change in the composition and risk characteristics of the loan portfolio and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

       The Company recognized no provision for loan losses for the first quarter of 1995, compared to the $98,000 provision recorded in the first quarter of 1994. This reduction primarily reflects the result of management's general strengthening of the Company's loan under-writing standards, a reduction in the level of past due and nonper-forming loans and a decline in the total balance of outstanding loans.

       The allowance for loan losses was $761,000 at March 31, 1995, compared to $1,005,000 at March 31, 1994. The balance at March 31, 1994 includes an amount previously reserved for a specific loan of $201,000 which was charged off in the second quarter of 1994. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.88% at March 31, 1995 compared to 2.16% at March 31, 1994. Loans charged off, net of recoveries of previously charged off loans, totalled $92,000 and $94,000 for the periods ended March 31, 1995 and 1994, respectively. See Note 4 of the notes to the consol-idated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31, 1995 and 1994.

       Nonaccrual loans declined 50.5% to $569,000 as of March 31, 1995, com-pared to March 31, 1994. Bankshares places into nonaccrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of nonaccrual loans is attributed to the Company's enhanced loan collection policies and procedures implemented during 1994.




                                 TABLE I

                       AVERAGE BALANCE SHEET AND
                     NET INTEREST INCOME ANALYSIS
                      (In thousands of dollars)


                              Three Months Ended     Three Months Ended
                                March 31, 1995         March 31, 1994
                        Average             Yield/  Average             Yield/
                        Balance Interest(1)  Rate   Balance Interest(1)  Rate
INTEREST EARNING ASSETS
  Loans                 $39,527  $905       9.16%   $44,731  $972       8.69%

  Securities:
     Taxable             24,923   368       5.91     25,889   356       5.50
     Tax-exempt          5,019    94        7.49     4,141    94        9.08
       Total securities  29,942   462       6.17     30,030   450       5.99

  Federal funds sold     2,853    37        5.19     2,203    17        3.09

       Total interest
       earning assets    72,322   1,404     7.77     76,964   1,439     7.48

NONINTEREST EARNING ASSETS
  Cash & due from banks  2,032                       3,220
  Bank premises & equip  1,127                       1,098
  Other assets           1,496                       1,190
  Allowance for
    loan losses         (835)                       (988)

       Total assets     $76,142                     $81,484

INTEREST BEARING LIABILITIES
  Demand deposits       $11,507   75         2.61   $11,930   85        2.85
  Savings deposits       23,209   190        3.27    25,606   207       3.23
  Time deposits          23,962   243        4.06    26,785   251       3.75
     Total interest
     bearing liabilities 58,678   508        3.46    64,321   543       3.38

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
  Demand deposits        9,079                       8,815
  Other liabilities      885                         422
  Shareholders' equity   7,500                       7,926

     Total liabilities
     and shareholders'
     equity             $76,142                     $81,484

       NET INTEREST
       EARNINGS                  $896                        $896

NET YIELD ON INTEREST EARNING
ASSETS                                        4.96%                     4.66%


(1) Calculated on a fully tax-equivalent basis using the rate of 34% for 1995 and 1994.


                             TABLE II

              CHANGES IN INTEREST INCOME AND EXPENSE
       DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                    (In thousands of dollars)


                                              Three Months Ended
                                          March 30, 1995 vs. March 30, 1994
                                                   Increase (Decrease)
                                                   Due to Changes in:
                                          Volume(1)    Rate(1)       Total
INTEREST EARNING ASSETS
  Loans                                   $(117)       $50          $(67)
  Securities:
       Taxable                             (14)         26            12
       Tax-exempt (2)                       18         (18)           0
       Total securities                     4           8             12

  Federal funds sold                        6           14            20

       Total interest earning assets       (107)        72           (35)

INTEREST EARNING LIABILITIES
  Demand deposits                          (3)         (7)           (10)
  Savings deposits                         (20)         3            (17)
  Time deposits                            (28)         20           (8)

       Total interest earning liabilities  (51)         16           (35)

       NET INTEREST EARNINGS              $(56)        $56           $0


(1) The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Calculated on a fully tax-equivalent basis using the rate of 34%.




     A summary of the Company's past due loans and nonperforming assets is provided in the following table.

            SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                          (in thousands of dollars)

                                         March 31,        December 31,
                                       1995    1994          1994
Loans past due 90 or more days
  still accruing interest              $-      $-            $-

Nonperforming assets:
  Nonaccruing loans                    $569    $1,149        $933
  Other real estate owned               -       48            -
        Total                          $569    $1,197        $933


NONINTEREST INCOME

      Noninterest income includes revenues from all sources other than interest income and yield related loan fees. For the three month period ended March 31, 1995, noninterest income totalled $ 94,000, representing an increase of $22,000, or 30.6% from the $72,000 recorded during the same period of 1994. This increase is attributable primarily to trust fees recognized in the first quarter of 1995 totalling $31,000 compared to $2,000 in the first quarter of 1994. As a percentage of average assets, annualized noninterest income was .49% and .35% for the three month periods ended March 31, 1995 and 1994, respectively.

      Bankshares intends to continue to strive in the future to enhance its overall profitability by identifying new opportunities for earning additional noninterest income.

NONINTEREST EXPENSE

      Noninterest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 1995, the Company's noninterest expense totalled $785,000, representing an increase of $48,000, or 6.51% over total noninterest expense incurred for the three months ended March 31, 1994. Expressed as a percentage of average assets, annualized noninterest expense increased to 4.12% at March 31, 1995, from 3.62% at March 31, 1994.
      The most significant contributing factor to the rise in noninterest expense was increased other operating expenses. During the first three months of 1995, Bankshares recorded $65,000 or 23.1% more in other operating expenses compared to the same period 1994, primarily as result of the expenses incurred in connection with the settlement of certain litigation.

INCOME TAXES

      Bankshares' income tax expense, which includes both Federal and State income taxes, totalled $46,000 for the three month period ended
      March 31, 1995, reflecting a $20,000 increase when compared to the same period of 1994 principally due to a increased level of taxable earnings in 1995. Income tax expense equalled 26.6% and 25.7% of income before taxes at March 31, 1995 and 1994, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.

FINANCIAL CONDITION

      Bankshares' total assets were $75,292,000 at March 31, 1995, compared to $77,738,000 at December 31, 1994, representing a 3.1% decrease.

      The Company's total securities portfolio decreased by $2,152,000, or 7.0% from December 31, 1994 to March 31, 1995. This decline reflects the decline in deposits discussed below. A summary of the Company's securities held to maturity and securities available for sale portfolios by type of security as of March 31, 1995 and December 31, 1994 is presented in Note 2 of the notes to the consolidated financial statements.

      Loans, net of unearned income increased $931,000, or 2.3% during the first three months of 1995. A summary of Company loans as of March 31, 1995 and December 31, 1994 by category is included elsewhere herein as Note 3 of the notes to the consolidated financial statements. Management believes that recent declines in loan balances have stab-ilized and anticipates some moderate loan growth throughout the remainder of 1995 in response to competitive loan pricing and marketing strategies currently being implemented.

      Total deposits decreased to $66,856,000, or 4.1% at March 31, 1995, from $69,686,000 at December 31, 1994. This reduction was primarily the result of a $1,347,000, or 5.4% decline in the balance of cert-ificates of deposit and a $1,477,000, or 4.2% decline in the balance of savings accounts which likely resulted from a lowering of the interest rate paid on these deposits to bring the Company's rate more in line with that paid by other institutions in its market area. Noninterest bearing deposits have remained relatively stable in comparison to their respective balance at March 31, 1995 and December 31, 1994.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

      Liquidity reflects Bankshares' ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements.
      Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which measured $4,255,000 at March 31, 1995 or 21.8% less than the $5,441,000 total at December 31, 1994. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

      Further enhancing the Company's liquidity is the availability as of March 31, 1995 of $7,000,000 in securities maturing within one year. Also, Bankshares has classified in accordance with SFAS No. 115 securities with an estimated fair value totalling $19,162,000 as available for sale in response to an unforeseen need for liquidity.

      Management is not aware of any trends, commitments, events or uncer-tainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

      Interest rate risk represents the volatility in earnings and market values of interest earning assets and liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. Bankshares' principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's current gap position is presented in TABLE III.



                                  TABLE III

                      INTEREST RATE SENSITIVITY GAPS
                              March 31, 1995
                        (In thousands of dollars)

                                              Repricing (1)
                                   Within 6    6 to 12      After
                                    Months     Months     12 Months    Total
INTEREST EARNING ASSETS
  Loans, net of unearned income      $15,358    $9,971      $15,221    $40,550
  Securities                          4,400      2,100       22,150     28,650
  Federal funds sold                  2,296      -           -          2,296
       Total interest earning assets  22,054     12,071      37,371     71,496

INTEREST BEARING LIABILITIES
  Demand deposits                     11,543     -           -          11,543
  Savings deposits                    22,379     -           -          22,379
  Time deposits                       13,918     4,231       5,584      23,733
       Total interest
       bearing liabilities            47,840     4,231       5,584      57,655

       Contractual interest
       sensitivity gap               (25,786)    7,840       31,787     13,841

  Adjustment (2)                      33,922    (33,922)                        -       -

        Adjusted interest
        sensitivity gap              $8,136    $(26,082)    $31,787    $13,841

        Cumulative adjusted
        interest sensitivity gap     $8,136    $(17,946)    $13,841


(1) Repricing on a contractual basis unless otherwise noted.

(2) Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


    On a contractual repricing basis, the Company is negatively gapped by $25,786,000 over the less than six month time frame. Included within this time period are $33,922,000 in interest bearing demand deposits and savings accounts which on a contractual basis are immediately repriceable. However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, six months behind changes in market interest rates. For this reason, TABLE III reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than six month time frame of $8,136,000. The Company seeks to maintain its adjusted interest sensitivity gap within the less than six month category to a relatively small balance, positive or negative, regardless of anti-cipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES

    Maintenance of a strong capital position is a continuing goal of Bankshares' management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its share-holders while retaining sufficient capital to support future growth.

    Total shareholders' equity at March 31, 1995 was $7,648,000 compared to $7,311,000 at December 31, 1994, representing an increase of $337,000, which is attributable to net retained earnings and to a $268,000 reduction in the net unrealized loss on securities classified as available for sale. Total shareholders' equity expressed as a percentage of total assets increased from 9.4% at December 31, 1994 to 10.2% at March 31, 1995. Cash dividends totalling $57,750, or $.30 per share were declared during the first quarter of 1995, representing 46% of the Company's year-to-date earnings for 1995.

    As a Bank Holding Company, Bankshares is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At March 31 1995, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the fol-lowing table:

                           RISK-BASED CAPITAL RATIOS
                               March  31, 1995

                                                      Minimum
                                          Actual    Requirement
     Tier 1 risk-based capital ratio       21.19%       4.0%
     Total risk-based capital ratio        19.93%       8.0%
     Leverage ratio                        10.37%       4.0%


     Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements toward the Company continuing to maintain its present strong capital position in the future.


PART II.  OTHER INFORMATION


       Item  6. Exhibits and Reports on Form 8-K
                a.  There are no exhibits included in this filing.
                b. The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 1995.





                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           FIRST NATIONAL BANKSHARES CORPORATION




                                      By  /s/ L. Thomas Bulla
                                              L. Thomas Bulla,
                                      President and Chief Executive Officer




                                      By  /s/ Keith E.Morgan
                                              Keith E. Morgan,
                                      Secretary and Treasurer
                                      (Chief Financial and Accounting Officer)


Date:  May 09, 1995