Form 10-Q
period 1995-06-30
FIRST NATIONAL BANKSHARES CORP
filed 1995-08-14
CIK 814178

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1995

                                     or

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


                                     N/A
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) ofthe Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                No

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1995:

                 Common Stock, $5 par value -- 192,500 shares


                      THIS REPORT CONTAINS   21   PAGES

                    FIRST NATIONAL BANKSHARES CORPORATION

                                  FORM 10-Q
                For the Quarterly Period Ended June 30, 1995

                                    INDEX



                                                                         Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Consolidated Balance Sheets - June 30, 1995 and December 31, 1994    3

       Consolidated Statements of Income -
         Three Months Ended June 30, 1995 and 1994 and
         Six Months Ended June 30, 1995 and 1994                            4

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended June 30, 1995 and 1994 and
         Six Months Ended June 30, 1995 and 1994                            5

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1995 and 1994                          6-7

       Notes to Consolidated Financial Statements                        8-11


  Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        12-19



PART II. OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders            20

  Item 6.   Exhibits and Reports on Form 8-K                               20



SIGNATURES                                                                 21

PART I.  FINANCIAL INFORMATION

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)

                                              June 30,           December 31,
                                               1995                  1994
       ASSETS                                 (Unaudited)              *
Cash and due from banks                       $   2,682          $     3,721
Federal funds sold                                  400                1,720
Securities available for sale (Note 2)           19,487               23,281
Securities held to maturity (estimated market value
  $8,169 and $7,158, respectively) (Note 2)       8,211                7,521
Loans, net (Notes 3 and 4)                       40,966               38,766
Bank premises and equipment                       1,091                1,035
Accrued interest receivable                         716                  796
Other assets                                        636                  898

       Total assets                           $  74,189            $  77,738

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Noninterest bearing                      $   9,001            $   9,209
     Interest bearing                            56,413               60,477
       Total deposits                            65,414               69,686
  Other liabilities                                 767                  741

       Total liabilities                         66,181               70,427

Commitments and Contingencies

Shareholders' equity
  Common stock, $5.00 par value, authorized
     500,000 shares, issued 192,500 shares          963                  963
  Surplus                                          1,000               1,000
  Retained earnings                                6,096               5,873
  Net Unrealized gain (loss) on securities           (51)               (525)
       Total shareholders' equity                  8,008               7,311

       Total liabilities and shareholders'
         equity                                $  74,189            $ 77,738



* - The December 31, 1994 consolidated balance sheet has been extracted from audited financial data.




               See Notes to Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
              (In thousands of dollars, except per share data)

                                         Three Months Ended  Six Months Ended
                                             June 30,             June 30,
                                         1995        1994      1995     1994
Interest Income
  Interest and fees on loans           $  981     $   909   $ 1,886  $ 1,881
  Interest and dividends on securities:
     Taxable                              356         415       724      771
     Tax-exempt                            61          53       123      115
  Interest on Federal funds sold           23          16        60       33
     Total interest income              1,421       1,393     2,793    2,800

Interest Expense
  Interest on deposits                    514         517     1,022    1,060

     Net interest income                  907         876     1,771    1,740

Provision for loan losses                   0          25         0      123

     Net interest income after provision
       for loan losses                    907         851     1,771    1,617

Other income
  Service fees                             48          52        95      100
  Insurance commissions                     7           5        10       11
  Securities gains                          -           -         -       -
  Other income                             56          29       100       46
                                          111          86       205      157

Other expense
  Salaries and employee benefits          349         361       697      724
  Net occupancy expense                    44          55       100       98
  Equipment rental, depreciation and
    maintenance                            54          53        89      103
  Other operating expenses                281         311       627      592
                                          728         780     1,513    1,517

Income before income taxes                290         157       463      257

  Income tax expense                       78          24       124       50

     Net income                        $  212       $ 133    $  339    $ 207

Earnings per common share (Note 5)     $ 1.10       $ .69    $ 1.76   $ 1.08

Dividends per common share             $  .30       $ .30    $  .60   $  .30


               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                          (In thousands of dollars)

                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1995       1994        1995     1994
Balance, beginning of period        $ 7,648    $ 7,850     $ 7,311  $ 7,737

  Net income                            212        133         339      207

  Cash dividends declared               (57)       (57)       (116)     (57)

  Net unrealized (loss) on securities
     available for sale upon adoption of
     SFAS No. 115                       205          -         474      311

  Change in net unrealized (loss) on
     securities available for sale        0       (236)         -      (508)

Balance, end of period             $  8,008   $  7,690     $ 8,008  $ 7,690





























               See Notes to Consolidated Financial Statements


              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                          (In thousands of dollars)


                                                       Six Months Ended
                                                            June 30,
                                                          1995   1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  339   $ 207
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                           67      68
     Provision for loan losses                               0     123
     Deferred income tax (benefit)                           0      (4)
     Amortization of security premiums (accretion) of
       security discounts, net                             (15)     30
     Decrease accrued interest receivable                   80       6
     Decrease in other assets                               11    (328)
     Increase in other liabilities                          45     101

     Net cash provided by operating activities             527     203

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale       0   1,000
  Proceeds from maturities and calls of securities held
     to maturity                                         1,298     366
  Proceeds from maturities and calls of securities
     available for sale                                  4,500   3,000
  Principal payments received on securities held to
     maturity                                                0      45
  Purchases of securities held to maturity              (1,954)   (747)
  Purchases of securities available for sale                 0  (6,436)
  Principal collected on (loans made to)
    customers, net                                      (2,200)  4,583
  Purchases of bank premises and equipment                (123)    (66)
  Proceeds from sale of other real estate                    0      47

     Net cash provided by investing activities           1,521   1,792

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW
     and savings accounts                               (2,695)   (685)
  Proceeds from sales of (payments for matured)
     time deposits, net                                 (1,577) (1,005)
  Dividends paid                                          (135)    (57)

     Net cash (used in) financing activities            (4,407) (1,747)

     Increase (decrease) in cash and cash equivalents   (2,359)    248

Cash and cash equivalents:
  Beginning                                              5,441   4,410

  Ending                                               $ 3,082  $4,658

                                 (Continued)

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (Unaudited)
                          (In thousands of dollars)

                                                        Six Months Ended
                                                            June 30,
                                                         1995       1994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest paid to depositors                      $ 1,017    $ 1,056

     Income taxes                                     $   141    $   178








































               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.     Basis of Presentation

       The accounting and reporting policies of First National Bankshares Corporation and Subsidiary (the "Company) conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, The First National Bank in Ronceverte. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1994 audited financial statements and Form 10-K.


Note 2.     Securities

       The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1995 and December 31, 1994 are summarized as follows (in thousands):

                                              June 30, 1995
                                                                     Estimated
                                Amortized  Unrealized   Unrealized    Fair
                                 Cost       Gains        Losses       Value
       Held to maturity:
         Taxable:
         U.S. Treasury
            Securities         $  1,991    $    5      $    0      $  1,996
         U.S.Government Agencies
            and corporations      1,001         7           0         1,008
         Corporate Debt Securities  500         0          17           483
            Total Taxable         3,492        12          17         3,487

         Tax Exempt:
         State & political
            subdivisions          4,719         0          37         4,682

         Total securities held
            to maturity        $  8,211   $    12      $   54      $  8,169
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            June 30, 1995
                                                                    Estimated
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses    Value
       Available for Sale:
         Taxable:
         U.S. Treasury Securities   $  2,965  $    0        $   12   $  2,953
         U.S.Government Agencies
            and corporations          16,546       0            71     16,475
         Federal Reserve Bank Stock       57       0             0         57
            Total Taxable             19,568       0            83     19,485

         Tax Exempt:
         Federal Reserve Bank Stock        2       0             0          2

         Total securities held
            to maturity             $ 19,570  $    0         $  83  $  19,487



                                           December 31, 1994
                                                                    Estimated
                                  Amortized  Unrealized  Unrealized   Fair
                                    Cost       Gains      Losses      Value

       Held to maturity:
         Taxable:
         U.S. Treasury Securities  $  1,000  $    0      $   21       $ 979
         U.S.Government Agencies
            and corporations          1,002       0          29         973
         Corporate Debt Securities      500       0          51         449
            Total Taxable             2,502       0         101       2,401

         Tax Exempt:
         State & political
            subdivisions              5,019       8         270       4,757

         Total securities held
            to maturity            $  7,521  $    8      $  371     $ 7,158



                                            December 31, 1994
                                                                    Estimated
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost      Gains        Losses      Value

       Available for Sale:
         Taxable:
         U.S. Treasury Securities  $  3,961  $    2       $  145   $   3,818
         U.S.Government Agencies
            and corporations         20,069       3          668      19,404
         Federal Reserve Bank Stock      57       0            0          57
            Total Taxable            24,087       5          813      23,279

         Tax Exempt:
         Federal Reserve Bank Stock       2       0            0           2

         Total securities held
            to maturity            $ 24,089  $    5       $  813   $  23,281


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                        Held to Maturity  Available for Sale
                                                Estimated          Estimated
                                        Amortized  Fair   Amortized     Fair
                                           Cost   Value      Cost      Value
         Due within 1 year               $1,191   $1,194    $5,502     $5,500
         Due after 1 but within 5 years   3,726    3,713    14,009     13,928
         Due after 5 but within 10 years  3,294    3,262         0          0
         Due after 10 years                   0        0        59         59

                                         $8,211   $8,169  $ 19,570  $  19,487



  The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the six month periods ended June 30, 1995 and 1994 are as follows (in thousands):

                                     Proceeds From          Gross Realized
                                         Calls and  Principal
                                  Sales  Maturities  Payments  Gains  Losses
  Six months ended June 30, 1995
    Securities held to maturity  $  998  $      300  $    -   $  -   $   -
    Securities available for sale             4,500       -      -       -
                                 $  998  $    4,800  $    -   $  -   $   -

  Six months ended June 30, 1994:
    Securities held to maturity  $   -   $      366  $   45   $  -   $   -
    Securities available for sale 1,000       3,000       -      -       -
                                 $1,000      $3,366  $   45  $   -   $   -

Note 3.     Loans

       Total loans as of June 30, 1995 and December 31, 1994 are summarized as follows (in thousands):


                                                   June 30,      December 31,
                                                    1995             1994
       Commercial, financial and agricultural    $   3,215       $     2,855
       Real estate - construction                    1,197               660
       Real estate - mortgage                       29,097            28,200
       Installment loans to individuals              7,605             7,774
       Other                                           841               387
         Total loans                                41,955            39,876

       Less unearned income                            253               257
         Total loans net of unearned income         41,702            39,619

       Less allowance for loan losses                  736               853
            Loans, net                          $   40,966      $     38,766

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.     Allowance for Loan Losses

       Analyses of the allowance for loan losses are presented below
       (in thousands) for the six month periods ended June 30, 1995 and 1994:

                                                       Six Months Ended
                                                            June 30,
                                                      1995            1994
       Balance, beginning of period                $   853       $   1,001

         Loans charged off                            (163)           (372)
         Recoveries                                     46             107
            Net losses                                (117)           (265)

         Provision for loan losses                       0             123

       Balance, end of period                      $   736       $     859



Note 5.     Earnings Per Share

       Earnings per common share are computed based on the weighted-average shares outstanding. For the six month periods ended June 30, 1995 and 1994, the weighted-average common shares outstanding was 192,500. The weighted average common shares outstanding for the three month periods then ended was also 192,500.

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

EARNINGS SUMMARY

  The Company reported net income of $212,000 for the three months ended
  June 30, 1995 compared to $133,000 for the quarter ended June 30, 1994, representing a 59% increase. Similarly, for the six month period ended
  June 30, 1995, Bankshares' net income of $339,000 increased 64% from the $207,000 reported for the same period of 1994. The increases in quarterly and year-to-date earnings were primarily attributable to decreased interest expense, decreased provision for loan losses, and increased non-interest income. See NON-INTEREST INCOME and PROVISION
  FOR LOAN LOSSES sections which follow for further discussion of these items.

  Earning per common share were $1.10 for the quarter ended June 30, 1995 compared to the $0.69 reported for the second quarter of 1994. For the six month period ended June 30, 1995, earnings per common share totalled $1.76 compared with $1.08 for the same period of 1994. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart both for the three month and for the six month periods ended June 30, 1995 and 1994.


                            Three Months Ended        Six Months Ended
                                June 30,                 June 30,
                                          Increase                  Increase
                            1995   1994  (Decrease)   1995    1994 (Decrease)
Interest income           $ 7.38 $ 7.24  $  0.14   $ 14.51 $ 14.55  $ (0.04)
Interest expense            2.67   2.69    (0.02)     5.31    5.51    (0.20)
  Net interest income       4.71   4.55     0.16      9.20    9.04     0.16
Provision for loan losses   0.00   0.13    (0.13)     0.00    0.64    (0.64)
  Net interest income after
  provision for loan losses 4.71   4.42     0.29      9.20    8.40     0.80
Non-interest income         0.58   0.45     0.13      1.07    0.82     0.25
Non-interest expense        3.79   4.05    (0.26)     7.87    7.88    (0.01)
  Income before income
    taxes                   1.50   0.82     0.68      2.40    1.34     1.06
Income tax expense          0.41   0.12     0.29      0.64    0.26     0.38
    Net income            $ 1.09 $ 0.70  $  0.39   $  1.76  $ 1.08  $  0.68

  Bankshares' annualized return on average assets (ROA) for the second quarter of 1995 was 1.13% compared to 0.66% for the second quarter of 1994. This compares with ROA of 0.89% and 0.51% for the six month periods ended
  June 30, 1995 and 1994, respectively. Annualized return on average shareholders' equity (ROE) was 10.68% for the second quarter of 1995 compared to 6.84% in the second quarter of 1994, while year-to-date ROE was 8.64% and 5.27% at June 30, 1995 and 1994, respectively.

NET INTEREST INCOME

  The most significant component of Bankshares' net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds.
  For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended
  June 30, 1995 and 1994, the tax-equivalent adjustment was $63,000 and $59,000, respectively.
  Bankshares' net interest income on a fully tax-equivalent basis totalled $1,834,000 for the six month period ended June 30, 1995 compared to $1,799,000 for the same period of 1994, representing an increase of $35,000 or 1.9%. The Company's net yield on interest earning assets increased to 5.1% in 1994 from 4.7% in 1994.
  The increase in the yield on earning assets is due to the general increase in market interest rates since June 30, 1994, and to the investing of funds previously invested in securities into higher yielding loans. The cost of interest bearing liabilities remained ralatively stable, with 1995's cost being 3.5% versus the previous year's 3.3%. Further analysis of Bankshares' yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

  The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for potential future loan losses.
  Management's determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, actual loan loss experience relative to the size and characteristics of the loan portfolio, change in the composition and risk characteristics of the loan portfolio and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.
  The provision for loan losses totalled $0 for the second quarter of 1994, a decrease of $25,000 or 100% from that recorded in the second quarter of 1994. For the six month period ended June 30, 1995, the provision for loan losses was also $0, a decline of $123,000 compared to same period ended June 30, 1994. These reductions were primarily the result of management's general strengthening of the Company's loan underwriting standards and a reduction in the level of past due loans.

  The allowance for loan losses was $736,000 at June 30, 1995 compared to $859,000 at December 31, 1994. Expressed as a percentage of loans
  (net of unearned income), the allowance for loan losses was 1.76% at June 30, 1995 compared to 2.15% at December 31, 1994. Loans charged-off, net of recoveries of previously charged-off loans, totalled $117,000 and $265,000 for the periods ended June 30, 1995 and 1994, respectively.
  See Note 4 of the notes to the consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 1995 and 1994.

  Non-accrual loans declined 32.5% to $627,000 as of June 30, 1995, compared to June 30, 1994. Bankshares places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of non-accrual loans is attributed to the charge-off of several credits deemed uncollectible and the Company's enhanced loan collection policies and procedures.


                                   TABLE I

                          AVERAGE BALANCE SHEET AND
                        NET INTEREST INCOME ANALYSIS
                          (In thousands of dollars)


                                    Six Months Ended   Six Months Ended
                                    June 30, 1995       June 30, 1994
                       Average             Yield/  Average             Yield/
                       Balance Interest(1) Rate    Balance Interest(1) Rate
INTEREST EARNING ASSETS
  Loans               $ 40,802  $   1,886   9.2% $   43,288 $ 1,881     8.7%

  Securities:
     Taxable            24,009        724   6.0      27,117     771     5.7
     Tax-exempt          5,026        186   7.4       4,363     174     7.9
       Total securities 29,035        910   6.3      31,480     945     6.0

  Federal funds sold     2,093         60   5.7       1,927      33     3.4

       Total interest earning
         assets         71,930      2,856   7.9      76,695   2,859     7.5

NON-INTEREST EARNING ASSETS
  Cash and due
    from banks           1,983                        3,052
  Bank premises and
    equipment            1,104                        1,103
  Other assets           1,334                        1,219
  Allowance for
    loan losses           (736)                      (1,000)

       Total assets  $  75,615                     $ 81,069

INTEREST BEARING LIABILITIES
  Demand deposits    $  13,148        178    2.7   $ 12,040     165     2.7
  Savings deposits      20,749        349    3.4     25,445     401     3.2
  Time deposits         24,213        495    4.1     26,419     494     3.7
     Total interest
    bearing liabilities 58,110      1,022    3.5     63,904   1,060     3.3

NON-INTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
     Demand deposits     9,121                        8,943
     Other liabilities     665                          371
     Shareholders'
       equity            7,719                        7,851

     Total liabilities
     and shareholders'
     equity           $ 75,615                    $  81,069

       NET INTEREST
         EARNINGS               $  1,834                   $  1,799

NET YIELD ON INTEREST EARNING
  ASSETS                             5.1%                              4.7%


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1995 and 1994.

                                  TABLE II

                   CHANGES IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                          (In thousands of dollars)

                                                   Six Months Ended
                                             June 30, 1994 vs. June 30, 1993
                                                  Increase (Decrease)
                                                  Due to Changes in:
                                         Volume(1)      Rate(1)        Total
INTEREST EARNING ASSETS
  Loans                                  $   (111)  $     116       $      5

  Securities:
     Taxable                                  (92)         45            (47)
     Tax-exempt (2)                            25         (13)            12
       Total securities                       (67)         32            (35)

  Federal funds sold                            3          24             27

     Total interest earning assets           (175)        172             (3)

INTEREST BEARING LIABILITIES
  Demand deposits                              15          (2)            13
  Savings deposits                            (78)         26            (52)
  Time deposits                               (43)         44              1

     Total interest bearing liabilities      (106)         68            (38)

       NET INTEREST EARNINGS              $   (69)   $    104      $      35

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -  Calculated on a fully tax-equivalent basis using the rate of 34%.


  A summary of the Company's past due loans and nonperforming assets is provided in the following table.


             SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                          (in thousands of dollars)

                                          June 30,          December 31,
                                      1995       1994          1994
Loans past due 90 or more days
  still accruing interest           $    0     $    0        $    0

Nonperforming assets:
  Nonaccruing loans                 $  627     $  929        $  933
  Other real estate owned               23          0             0
                                    $  650     $  929        $  933

NON-INTEREST INCOME

  Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the six month period ended June 30, 1995, Non-interest income totalled 205,000, representing an increase of $48,000, or 31% from the $157,000 recorded during the same period of 1994. As a percentage of average assets, non-interest income was 0.27% and 0.19% for the six month periods ended June 30, 1995 and 1994, respectively.
  While service fees decreased 5.9% to $95,000 from $100,000, other income increased to $100,000 from 1994's level of $46,000. This increase is due primarily to increased trust income of $66,000 during the first six months of 1995, versus $4M during the first half of 1994.


NON-INTEREST EXPENSE

  Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1995, the Company's non-interest expense totalled $1,513,000, representing a decrease of $4,000 over total non-interest expense incurred for the six months ended June 30, 1994. Expressed as a percentage of average assets, non-interest expense increased to 2.0% at June 30, 1995, from 1.9% at June 30, 1994.

  Salaries and employee benefits are Bankshares' largest non-interest cost, representing approximately 46% and 48% of total non-interest expense at June 30, 1995 and 1994, respectively. Salaries and employee benefits decreased $27,000, or 4% at June 30, 1995 compared to June 30, 1994.
  This decrease is primarily due to attrition and the elimination of several positions since June 30, 1994. As a partial offset to these eliminations, the Bank hired a new Credit Administration Officer in March of 1995. Currently, management believes that the Bank is adequately staffed.
  Other non-interest expense also increased noticeably for the six months ended June 30, 1995 compared to the same period of 1994. This increase is primarily due to the expenses incurred in connection with the settlement of certain litigation.


INCOME TAXES

  Bankshares' income tax expense, which includes both Federal and State income taxes, totalled $124,000 for the six month period ended June 30, 1995, reflecting a $74,000 increase when compared to the same period of 1994, principally due to an increased level of taxable earnings. Income tax expense equalled 27% and 19% of income before taxes at June 30, 1995 and 1994, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.





FINANCIAL CONDITION

  Bankshares' total assets were $74,189,000 at June 30, 1995, compared to $77,338,000 at December 31, 1994, representing a 4% decrease. This decrease is due largely to a planned runoff of deposits with resulting decreases in loans and securities.

  The Bank's total securities portfolio decreased by $3,104,000 or 11% from December 31, 1994. This decline reflects the decline in deposits discussed below. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the consolidated financial statements.

  Loans, net of unearned income, increased by $2,083,000 or 5% during the first half of 1995. A summary of the Bank's loans by category is included as Note 3 to the consolidated financial statements. This increase represents a concentrated effort to grow loans and management believes that loan growth will continue throughout 1995 due to competitive loan pricing and marketing strategies.

  Total deposits decreased to $65,414,000 as of June 30, 1995, from $69,686,000 at December 31, 1994. This reduction was centered in the interest-bearing deposit accounts. This decrease likely resulted from a lowering ofnterest rates on certificates of deposit and locat competitive conditions.



LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

  Liquidity reflects Bankshares' ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totalled $3,082,000 at June 30, 1995 versus $5,441,000 at December 31, 1994.
  The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

  Further enhancing the Company's liquidity is the availability as of June 30, 1995 of $1,191,000 in securities maturing within one year. Also, Bankshares has classified in accordance with SFAS No. 115 securities with an estimated fair value totalling $19,487,000 as available for sale in response to an unforeseen need for liquidity.

  Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

  Interest rate risk represents the volatility in earnings and market values of interest earning assets and liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/ liability management. Bankshares' principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's current gap position is presented in TABLE III.


                                  TABLE III

                       INTEREST RATE SENSITIVITY GAPS
                                June 30, 1995
                          (In thousands of dollars)

                                                   Repricing (1)
                                     Within 6   6 to 12     After
                                      Months    Months    12 Months    Total
INTEREST EARNING ASSETS
  Loans, net of unearned income     $  20,349  $ 1,979    $ 18,638   $ 40,966
  Securities                            3,191    3,500      21,007     27,698
  Federal funds sold                      400       -         -           400
       Total interest earning assets   23,940    5,479      39,645     69,064

INTEREST BEARING LIABILITIES
  Demand deposits                      12,901       -         -        12,901
  Savings deposits                     20,010       -         -        20,010
  Time deposits                        14,048   3,387        6,067     23,502
     Total interest bearing
      liabilities                      46,959   3,387        6,067     56,413

     Contractual interest
       sensitivity gap                (23,019)  2,092       33,578     12,651

  Adjustment (2)                       32,911 (32,911)        -          -

     Adjusted interest
       sensitivity gap               $  9,892 $(30,819)   $ 33,578  $  12,651

     Cumulative adjusted interest
       sensitivity gap               $  9,892 $(20,927)   $ 12,651
     Cumulative adjusted gap ratio       1.70     0.58        1.22


(1) -  Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


  On a contractual repricing basis, the Company is negatively gapped by ($23,019,000) over the less than six month time frame. Included within this time period are $32,911,000 in interest bearing demand deposits and savings accounts which on a contractual basis are immediately repriceable. However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, six months behind changes in market interest rates.
 For this reason, TABLE III reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than six month time frame of $9,892,000. The Company seeks to maintain its adjusted interest sensitivity gap within the less than six month category to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.


CAPITAL RESOURCES

  Maintenance of a strong capital position is a continuing goal of Bankshares' management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

  Total shareholders' equity at June 30, 1995 was $8,008,000 compared to $7,311,000 at December 31, 1994, representing an increase of $697,000. This increase is primarily attributable to the $474,000 decrease in the net unrealized loss recorded on securities classified as available for sale
  (See FINANCIAL CONDITION section for further discussion). Total shareholders' equity expressed as a percentage of total assets increased from 10% at December 31, 1994 to 11% at June 30, 1995. Cash dividends totalling $116,000, or $0.60 per share were declared during the first half of 1995 versus dividends of $57,000, or $0.30 per share, during the first half of 1994. These payout levels represented 34% and 28% of the company's year-to -date earnings for June 30, 1995 and 1994, respectively.

  As a Bank Holding Company, Bankshares is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At
  June 30, 1995, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table:

                          RISK-BASED CAPITAL RATIOS
                                June 30, 1994

                                                               Minimum
                                                Actual         Requirement
     Tier 1 risk-based capital ratio              19.7%          4.0%
     Total risk-based capital ratio               20.9%          8.0%
     Leverage ratio                               10.7%          4.0%


  Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders

       The annual meeting of shareholders of First National Bankshares Corporation was held on April 27, 1995. At this meeting, the following individuals were elected to serve as Company directors for a three year term expiring in 1998:

                                                   Number of Votes Cast
                                             For      Against     Abstaining
          William R. Satterfield, Jr.      144,962       -             -
          William D. Goodwin               144,962       -             -
          Dr. Lucie T. Refsland            144,962
          L. Thomas Bulla                  144,962       -             -


         Also at this meeting, the accounting firm of Arnett & Foster of Charleston, WV was unanimously approved by the shareholders as the Company's accounting firm.

         No other matters were voted upon by the shareholders at this meeting.


  Item 6.   Exhibits and Reports on Form 8-K

         a. There are no exhibits included in this filing.

         b. The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 1995.

                                 SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      FIRST NATIONAL BANKSHARES CORPORATION



                                By  /S/  L. Thomas Bulla
                                                            L. Thomas Bulla
                                      President and Chief Executive Officer





                                By /S/ Darrell Echols
                                               Darrell Echols, Vice President




Date:  August 14, 1995