Form 10-Q
period 1995-09-30
FIRST NATIONAL BANKSHARES CORP
filed 1995-11-13
CIK 814178

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995

                                     or

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
               Yes                No

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1995:

                 Common Stock, $5 par value -- 192,500 shares


                      THIS REPORT CONTAINS   22   PAGES

                    FIRST NATIONAL BANKSHARES CORPORATION

                                  FORM 10-Q
              For the Quarterly Period Ended September 30, 1995

                                    INDEX



                                                                         Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Consolidated Balance Sheets - September 30, 1995 and December 31,
         1994                                                               3

       Consolidated Statements of Income -
         Three Months Ended September 30, 1995 and 1994 and
         Nine Months Ended September 30, 1995 and 1994                      4

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended September 30, 1995 and 1994 and
         Nine Months Ended September 30, 1995 and 1994                      5

       Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and 1994                    6-7

       Notes to Consolidated Financial Statements                        8-12


  Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        13-20



PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                               21



SIGNATURES                                                                 22

PART I.  FINANCIAL INFORMATION

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                          (in thousands of dollars)

                                           September 30,        December 31,
       ASSETS                                 1995                  1994
                                            <C)
Cash and due from banks                    $   2,224            $   3,721
Federal funds sold                             1,108                1,720
Securities available for sale (Note 2)        17,524               23,281
Securities held to maturity (estimated
fair value  $7,149 and $7,158, respectively)
(Note 2)                                       7,119                7,521
Loans, net (Notes 3 and 4)                    44,490               38,766
Bank premises and equipment                    1,039                1,035
Accrued interest receivable                      597                  796
Other assets                                     594                  898

       Total assets                        $  74,695            $  77,738

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Noninterest bearing                   $   9,052            $   9,209
     Interest bearing                         56,549               60,477
       Total deposits                         65,601               69,686
  Other liabilities                              914                  741

       Total liabilities                      66,515               70,427

Commitments and Contingencies

Shareholders' equity
  Common stock, $5.00 par value, authorized
     500,000 shares, issued 192,500 shares       963                  963
  Surplus                                      1,000                1,000
  Retained earnings                            6,241                5,873
  Net unrealized gain (loss) on securities       (24)                (525)
       Total shareholders' equity              8,180                7,311

       Total liabilities and shareholders'
         equity                            $  74,695           $   77,738







               See Notes to Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
              (In thousands of dollars, except per share data)

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                   1995       1994           1995       1994
Interest Income
  Interest and fees on loans      $ 1,031   $  904         $  2,917   $ 2,785
  Interest and dividends on
        securities:
     Taxable                          327      405            1,051     1,176
     Tax-exempt                        57       59              180       174
  Interest on Federal funds sold       13       34               73        67
     Total interest income          1,428    1,402            4,221     4,202

Interest Expense
  Interest on deposits                540      516            1,562     1,576

     Net interest income              888      886            2,659     2,626

Provision for loan losses               0        0                0       123

     Net interest income after
       provision for loan losses      888      886            2,659     2,503

Other income
  Service fees                         44       53              139       153
  Insurance commissions                 8        6               18        17
  Securities gains                      0        0                0         0
  Other income                         56       19              156        65
                                      108       78              313       235

Other expense
  Salaries and employee benefits      354      347            1,051     1,071
  Net occupancy expense                45       42              145       140
  Equipment rental, depreciation
        and maintenance                81       54              170       157
  Other operating expenses            220      356              847       948
                                      700      799            2,213     2,316

Income before income taxes            296      165              759       422

  Income tax expense                   92       18              216        68

     Net income                 $     204  $   147           $  543    $  354

Earnings per common share
       (Note 5)                 $    1.06  $  0.76           $ 2.83    $ 1.84

Dividends per common share      $    0.30  $  0.30           $ 0.90    $ 0.60


               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                          (In thousands of dollars)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    1995        1994        1995        1994
Balance, beginning of period    $  8,008    $  7,690     $ 7,311     $ 7,737

  Net income                         204         147         543         354

  Cash dividends declared            (58)        (57)       (174)       (115)

  Net unrealized (loss) on
      securities available for
      sale upon adoption of
      SFAS No. 115                     -          -            -         311

  Change in net unrealized (loss)
      on securities available
      for sale                        26        (102)        500        (609)

Balance, end of period          $  8,180    $  7,678     $ 8,180     $ 7,678





























               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                          (In thousands of dollars)

                                                    Nine Months Ended
                                                      September 30,
                                                     1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $ 543      $  354
  Adjustments to reconcile net income
       to net cash provided by (used in)
     operating activities:
     Depreciation                                    113         102
     Provision for loan losses                         -         123
     Deferred income tax (benefit)                     -          (4)
     Amortization of security premiums
       (accretion) of security discounts, net        (15)         43
     Decrease accrued interest receivable            199         218
     Decrease (Increase) in other assets              36        (366)
     Increase in other liabilities                   191         190

     Net cash provided by operating activities     1,067         660

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities
     available for sale                                -       1,000
  Proceeds from maturities and calls
     of securities held to maturity                2,398         516
  Proceeds from maturities and calls
     of securities available for sale              6,500       5,000
  Principal payments received on securities
     held to maturity                                  -          57
  Purchases of securities held to maturity        (1,954)     (2,869)
  Purchases of securities available for sale           -      (6,436)
  Principal collected on (loans made to)
     customers, net                               (5,724)      5,275
  Purchases of bank premises and equipment          (117)        (85)
  Proceeds from sale of other real estate              -          47

     Net cash provided by investing activities     1,103       2,505

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
     NOW and savings accounts                     (2,189)     (1,793)
  Proceeds from sales of (payments for matured)
     time deposits, net                           (1,897)     (1,276)
  Dividends paid                                    (193)        (58)

     Net cash (used in) financing activities      (4,279)     (3,127)
     Increase (decrease) in cash and cash
        equivalents                               (2,109)         38

Cash and cash equivalents:
  Beginning                                        5,441       4,410

  Ending                                         $ 3,332     $ 4,448

                                 (Continued)

        FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                              (Unaudited)
                       (In thousands of dollars)

                                                        Nine Months Ended
                                                           September 30,
                                                        1995         1994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest paid to depositors                     $ 1,552   $    1,547

     Income taxes                                    $   126   $      252

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Dividends Payable                                  $    57   $       57





































               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

       The accounting and reporting policies of First National Bankshares Corporation and Subsidiary (the "Company) conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, The
       First National Bank in Ronceverte. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1994 audited financial statements and Form 10-K.


NOTE 2.  SECURITIES

       The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1995 and December 31, 1994 are summarized as follows (in thousands):

                                           September 30, 1995
                                                                     Estimated
                                   Amortized  Unrealized  Unrealized     Fair
                                     Cost       Gains       Losses      Value
       Held to maturity:
         Taxable:
         U.S. Treasury securities   $ 1,000   $    4      $    -      $ 1,004
         U.S.Government agencies
            and corporations          1,001       13           -        1,014
         Corporate debt securities      500        -          14          486
            Total Taxable             2,501       17          14        2,504

         Tax Exempt:
         State & political
            subdivisions              4,618       27           -        4,645

         Total securities held
            to maturity            $  7,119  $    44      $   14      $ 7,149

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         September 30, 1995
                                                                     Estimated
                                   Amortized  Unrealized Unrealized     Fair
                                     Cost       Gains      Losses       Value
       Available for Sale:
         Taxable:
         U.S. Treasury securities  $  2,967   $     -     $     7     $  2,960
         U.S.Government agencies
            and corporations         14,536         -          31       14,505
         Federal Reserve Bank stock      57         -           -           57
            Total Taxable            17,560         -          38       17,522

         Tax Exempt:
         Federal Reserve Bank Stock       2         -           -            2

         Total securities available
             for sale              $  17,562  $     -     $    38     $ 17,524



                                             December 31, 1994
                                                                     Estimated
                                  Amortized  Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses      Value

       Held to maturity:
         Taxable:
         U.S. Treasury Securities $   1,000   $    -      $   21     $   979
         U.S.Government Agencies
            and corporations          1,002        -          29         973
         Corporate Debt Securities      500        -          51         449
            Total Taxable             2,502        -         101       2,401

         Tax Exempt:
         State & political
            subdivisions              5,019        8         270       4,757

         Total securities held
            to maturity          $    7,521   $    8      $  371     $ 7,158



                                                December 31, 1994
                                                                     Estimated
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost        Gains      Losses     Value

       Available for Sale:
         Taxable:
         U.S. Treasury Securities   $   3,961  $     2      $    145  $ 3,818
         U.S.Government Agencies
            and corporations           20,069        3           668   19,404
         Federal Reserve Bank Stock        57        -             -       57
            Total Taxable              24,087        5           813   23,279

         Tax Exempt:
         Federal Reserve Bank Stock         2        -             -        2

         Total securities available
            for sale               $   24,089  $     5      $    813  $ 23,281


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 1995 are summarized as follows
         (in thousands):


                                       Held to Maturity    Available for Sale
                                               Estimated             Estimated
                                    Amortized     Fair     Amortized    Fair
                                    Cost          Value       Cost     Value
         Due within 1 year          $   1,100   $  1,104   $   6,891 $  6,887
         Due after 1 but within
             5 years                    2,726      2,724      10,612   10,578
         Due after 5 but within
             10 years                   3,293      3,321           -       -
         Due after 10 years                 -       -             59       59

                                    $   7,119   $  7,149   $  17,562 $ 17,524



       The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the nine month periods ended September 30, 1995 and 1994 are as follows (in thousands):

                                     Proceeds From            Gross Realized
                                        Calls and   Principal
                                Sales   Maturities  Payments  Gains   Losses
Nine months ended Sept. 30, 1995
 Securities held to maturity   $   -    $   2,398    $   -    $  -    $  -
 Securities available for sale     -        6,500        -       -       -
                               $   -    $   8,898    $   -    $  -    $  -

Nine months ended Sept. 30, 1994:
 Securities held to maturity   $   -    $     516    $   57   $  -    $  -
 Securities available for sale   1,000      5,000        -       -       -
                               $ 1,000  $   5,516    $   57   $  -    $  -

NOTE 3.  LOANS

       Total loans as of September 30, 1995 and December 31, 1994 are summarized as follows (in thousands of dollars):

                                                September 30,    December 31,
                                                1995                 1994
       Commercial, financial and agricultural   $    3,626       $    2,855
       Real estate - construction                    1,605              660
       Real estate - mortgage                       31,733           28,200
       Installment loans to individuals              6,952            7,774
       Other                                         1,536              387
         Total loans                                45,452           39,876

       Less unearned income                           (231)            (257)
         Total loans net of unearned income         45,221           39,619

       Less allowance for loan losses                 (731)            (853)
            Loans, net                          $   44,490       $   38,766

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  ALLOWANCE FOR LOAN LOSSES

       Analyses of the allowance for loan losses are presented below (in thousands) for the nine month periods ended September 30, 1995 and 1994:

                                                          Nine Months Ended
                                                            September 30,
                                                          1995         1994
       Balance, beginning of period                     $  853        $ 776

         Loans charged off                                (190)        (252)
         Recoveries                                         68           39
            Net losses                                    (122)        (213)

         Provision for loan losses                           0          300

       Balance, end of period                           $  731        $ 863

       Effective January 1, 1995, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," respectively. Under SFAS Nos. 114 and 118, a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of its loan agreement. Impaired loans, other than certain groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable in which case the fair value of the collateral method is used. The implementation of the requirements of SFAS Nos. 114 and 118 did not have a significant impact on the accompanying financial statements.

       For purposes of SFAS Nos. 114 & 118, the Company considers groups of smaller balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the bank's typical residential mortgage loan amount (currently those in excess of $100,000); "other" loans, which include small balance, overdraft protection lines; and installment loans to individuals, exclusive of those loans in excess of $50,000.

       The Company's total recorded investment in impaired loans at September 30, 1995 approximated $552,140, for which the related recorded allowance for credit losses determined in accordance with SFAS Nos. 114 and 118 approximated $172,386. The Company's average investment in such loans approximated $622,006 for the nine month period ended September 30, 1995. All impaired loans at September 30, 1995, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.

       Interest is accrued daily on impaired loans unless the loan is placed on non-accrual status. Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well secured and in the process of collection. Interest on non-accrual loans is recognized primarily using the cost-recovery method.

       For the nine month period ended September 30, 1995, the Company recognized approximately $5,588 in interest income on impaired loans. Using a cash-basis method of accounting, the Company would have recognized approximately $5,383 in interest on such loans.

NOTE 5.  EARNINGS PER SHARE

       Earnings per common share are computed based on the weighted-average shares outstanding. For the nine month periods ended September 30, 1995 and 1994, the weighted-average common shares outstanding was 192,500. The weighted average common shares outstanding for the three month periods then ended was also 192,500.

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

EARNINGS SUMMARY
  The Company reported net income of $204,000 for the three months ended September 30, 1995 compared to $147,000 for the quarter ended September
  30, 1994, representing a 39% increase. Similarly, for the nine month period ended September 30, 1995, Bankshares' net income of $543,000 increased 53% from the $354,000 reported for the same period of 1994. The increases in quarterly and year-to-date earnings were primarily attributable to decreased provision for loan losses, and increased non-interest income and decreased non-interest expense. See NON-INTEREST INCOME, NON-INTEREST EXPENSE and PROVISION FOR LOAN LOSSES sections which follow for further discussion of these items.

  Earning per common share were $1.06 for the quarter ended September 30, 1995 compared to the $0.76 reported for the third quarter of 1994. For the nine month period ended September 30, 1995, earnings per common share totalled $2.83 compared with $1.84 for the same period of 1994. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart both for the three month and for the nine month periods ended September 30, 1995 and 1994.

                                Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                            Increase                 Increase
                              1995   1994  (Decrease)   1995   1994 (Decrease)
Interest income             $ 7.42 $ 7.28  $  0.14    $ 21.93 $ 21.83 $ 0.10
Interest expense              2.81   2.68     0.13       8.11    8.19  (0.08)
  Net interest income         4.61   4.60     0.01      13.82   13.64   0.18
Provision for loan losses     0.00   0.00     0.00       0.00    0.64  (0.64)
  Net interest income after
  provision for loan losses   4.61   4.60     0.01      13.82   13.00   0.82
Non-interest income           0.56   0.41     0.15       1.63    1.22   0.41
Non-interest expense          3.63   4.15    (0.52)     11.50   12.03  (0.53)
  Income before income taxes  1.54   0.86     0.68       3.95    2.19   1.76
Income tax expense            0.48   0.10     0.38       1.12    0.35   0.77
         Net income         $ 1.06 $ 0.76  $  0.30    $  2.83 $  1.84 $ 0.99

  Bankshares' annualized return on average assets (ROA) for the third quarter of 1995 was 1.08% compared to 0.72% for the third quarter of 1994. This compares with ROA of 0.96% and 0.58% for the nine month periods ended September 30, 1995 and 1994, respectively. Annualized return on average shareholders' equity (ROE) was 10.48% for the third quarter of 1995 compared to 7.51% in the third quarter of 1994, while year-to-date ROE was 9.29% and 6.03% at September 30, 1995 and 1994, respectively.

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

  For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended September 30, 1995 and 1994, the tax-equivalent adjustment was $93,000 and $90,000, respectively.

  Bankshares' net interest income on a fully tax-equivalent basis totalled $2,751,000 for the nine month period ended September 30, 1995 compared to $2,716,000 for the same period of 1994, representing an increase of $35,000 or 1.3%. The Company's net yield on interest earning assets increased to 5.1% in 1995 from 4.7% in 1994.

  The increase in the yield on earning assets is due primarily to the general increase in market interest rates since September 30, 1994, and to the investing of funds previously invested in securities into higher yielding loans. The cost of interest bearing liabilities increased slightly, with 1995's cost being 3.6% versus the previous year's 3.3% due to third quarter increases in rates paid on time deposits. Further analysis of Bankshares' yields on interest earning assets and cost of interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.


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

  The provision for loan losses totalled $0 for the third quarter of 1995, the same as that recorded in the third quarter of 1994. For the nine month period ended September 30, 1995, the provision for loan losses was also $0, a decline of $123,000 compared to same period ended September 30, 1994. These reductions were primarily the result of management's general strengthening of the Company's loan underwriting standards and a reduction in the level of past due loans.

  The allowance for loan losses was $731,000 at September 30, 1995 compared to $853,000 at December 31, 1994. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.62% at September 30, 1995 compared to 2.15% at December 31, 1994. Loans charged-off, net of recoveries of previously charged-off loans, totalled $122,000 and $213,000 for the periods ended September 30, 1995 and 1994, respectively. See Note
  4 of the notes to the consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1995 and 1994.

  Non-accrual loans declined 30.9% to $645,000 as of September 30, 1995, compared to September 30, 1994's level of $934,000. Bankshares places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of non-accrual loans is attributed to the charge-off of several credits deemed uncollectible and the Company's enhanced loan collection policies and procedures.

                                   TABLE I

                          AVERAGE BALANCE SHEET AND
                        NET INTEREST INCOME ANALYSIS
                          (In thousands of dollars)


                             Nine Months Ended            Nine Months Ended
                            September 30, 1995           September 30, 1994
                         Average             Yield/   Average            Yield/
                         Balance Interest(1) Rate     Balance Interest(1) Rate
INTEREST EARNING ASSETS
  Loans                 $ 41,599  $2,917      9.35%   $ 42,513 $ 2,785    8.73%

  Securities:
     Taxable              23,469   1,050      5.97%     27,153   1,176     5.77%
     Tax-exempt            4,874     273      7.46%      4,439     264     7.93%
       Total securities   28,343   1,323      6.22%     31,592   1,440     6.08%

  Federal funds sold       1,595      73      6.10%      2,309      67     3.87%

       Total interest earning
         assets           71,537       4,313   8.04%  76,414 4,292     7.49%

NON-INTEREST EARNING ASSETS
  Cash and due from banks        2,191                 2,998
  Bank premises and equipment    1,089                 1,098
  Other assets                   1,155                 1,308
  Allowance for loan losses       (735)                 (953)

       Total assets         $   75,237             $  80,865

INTEREST BEARING LIABILITIES
  Demand deposits           $   13,443 $ 268 2.66% $  12,144     $ 247   2.71%
  Savings deposits              20,259   527 3.47%    25,201       592   3.13%
  Time deposits                 23,620   767 4.33%    26,256       737   3.74%
     Total interest bearing
       liabilities              57,322 1,562 3.63%    63,601     1,576   3.30%

NON-INTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
     Demand deposits             9,194                 9,080
     Other liabilities             934                   357
     Shareholders' equity        7,787                 7,827

         Total liabilities and
         shareholders' equity $ 75,237              $ 80,865

       NET INTEREST
         EARNINGS             $  2,751              $  2,716

NET YIELD ON INTEREST EARNING  ASSETS       5.13%                        4.74%



(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1995 and 1994.

                                  TABLE II

                   CHANGES IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                          (In thousands of dollars)

                                                    Nine Months Ended
                                            Sept. 30, 1995 vs. Sept. 30, 1994
                                                    Increase (Decrease)
                                                    Due to Changes in:
                                          Volume(1)      Rate(1)        Total
INTEREST EARNING ASSETS
  Loans                                   $    (61)      $   193       $   132

  Securities:
     Taxable                                  (164)           38          (126)
     Tax-exempt (2)                             25           (16)            9
       Total securities                       (139)           22          (117)

  Federal funds sold                           (25)           31             6

     Total interest earning assets            (225)          246            21

INTEREST BEARING LIABILITIES
  Demand deposits                               26            (5)           21
  Savings deposits                            (124)           59           (65)
  Time deposits                                (79)          109            30

     Total interest bearing liabilities       (177)          163           (14)

       NET INTEREST EARNINGS              $    (48)       $   83      $     35

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -  Calculated on a fully tax-equivalent basis using the rate of 34%.


  A summary of the Company's past due loans and nonperforming assets is provided in the following table.


             SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                          (in thousands of dollars)

                                             September 30,        December 31,
                                             1995     1994             1994
Loans past due 90 or more days
  still accruing interest                  $    0   $    0        $       0

Nonperforming assets:
  Nonaccruing loans                        $  645   $  934        $     933
  Other real estate owned                      23        0                0
                                           $  668   $  934        $     933

NON-INTEREST INCOME
  Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the nine month period ended September 30, 1995, non-interest income totalled $313,000, representing an increase of $78,000, or 33% from the $235,000 recorded during the same period of 1994. As a percentage of average assets, non-interest income was 0.42% and 0.29% for the nine month periods ended September 30, 1995 and 1994, respectively. While service fees decreased 9.2% to $139,000 from $153,000, other income increased to $156,000 from 1994's level of $65,000. This increase is due primarily to increased trust income of $104,000 during the first nine months of 1995, versus $7,000 during the first nine months of 1994.


NON-INTEREST EXPENSE
  Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1995, the Company's non-interest expense totalled $2,213,000, representing a decrease of $103,000 over total non-interest expense incurred for the nine months ended September 30, 1994. Expressed as a percentage of average assets, non-interest expense increased to 2.9% at September 30, 1995, from 2.8% at September 30, 1994.

  Salaries and employee benefits are Bankshares' largest non-interest cost, representing approximately 47.4%and 46.2% of total non-interest expense at September 30, 1995 and 1994, respectively. Salaries and employee benefits decreased $20,000, or 2% at September 30, 1995 compared to September 30, 1994. This decrease is primarily due to attrition and the elimination of several positions since September 30, 1994. As a partial offset to these eliminations, the Bank hired a new Credit Administration Officer in March of 1995. Currently, management believes that the Bank is adequately staffed.


  A large portion of the decrease in non-interest expenses can be attributed to the reassassment of the Bank's monthly FDIC insurance premium paid on deposit accounts. This reassessment was was retroactive to July 1, which allowed the Company to receive a refund of the premiums paid in excess of the reassesed amount plus accrued interest. The premium dropped from a level of $13,100 per month to a current level of $2,100 per month. Premium rates are not expected to increase again.


INCOME TAXES
  Bankshares' income tax expense, which includes both Federal and State income taxes, totalled $216,000 for the nine month period ended September 30, 1995, reflecting a $148,000 increase when compared to the same period of 1994, principally due to an increased level of taxable earnings. Income tax expense equalled 28.5% and 16.1% of income before taxes at September 30, 1995 and 1994, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.




FINANCIAL CONDITION
  Bankshares' total assets were $74,695,000 at September 30, 1995, compared to $77,738,000 at December 31, 1994, representing a 3.9% decrease. This decrease is due largely to an overall decrease in deposits and a corresponding decrease in the securities portfolio. Securities also decreased as assets were shifted into higher-yielding loans.

  The Bank's total securities portfolio decreased by $6,159,000 or 19.9% from December 31, 1994. This decline reflects the decline in deposits mentioned below. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the consolidated financial statements.

  Loans, net of unearned income, increased by $5,724,000 or 14.8% during the first nine months of 1995. A summary of the Bank's loans by category is included as Note 3 to the consolidated financial statements. This increase represents a concentrated effort to increase loans and management believes that loan growth will continue throughout 1995 due to competitive loan pricing and marketing strategies.

       Total deposits decreased to $65,601,000 as of September 30, 1995, from $69,686,000 at December 31, 1994. This reduction was centered in the interest-bearing deposit accounts. This decrease likely resulted from a lowering of interest rates on certificates of deposit and local competitive conditions. The deposit attrition ceased during the third quarter and has no impact on the Company's liquidity position.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
  Liquidity reflects Bankshares' ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totalled $3,332,000 at September 30, 1995 versus $5,441,000 at December 31, 1994. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

  Further enhancing the Company's liquidity is the availability as of September 30, 1995 of $7,626,000 in securities maturing within one year. Also, Bankshares has classified in accordance with SFAS No. 115 securities with an estimated fair value totalling $17,524,000 as available for sale in response to an unforeseen need for liquidity.

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

                       INTEREST RATE SENSITIVITY GAPS
                             September 30, 1995
                          (In thousands of dollars)

                                                   Repricing (1)
                                   Within 6       6 to 12     After
                                   Months         Months    12 Months  Total
INTEREST EARNING ASSETS
  Loans, net of unearned income    $ 20,492  $     5,118     $ 18,880 $ 44,490
  Securities                          2,603        5,384       16,656   24,643
  Federal funds sold                  1,108          -            -      1,108
     Total interest earning assets   24,203       10,502       35,536   70,241

INTEREST BEARING LIABILITIES
  Demand deposits                    13,093          -            -     13,093
  Savings deposits                   20,271          -            -     20,271
  Time deposits                      10,543        2,198       10,444   23,185
     Total interest bearing
      liabilities                    43,907        2,198       10,444   56,549

     Contractual interest
      sensitivity gap              $(19,704) $     8,304     $ 25,092 $ 13,692


  Adjustment (2)                     33,364      (33,364)         -       -

     Adjusted interest
      sensitivity gap           $    13,660    $ (25,060)    $ 25,092 $ 13,692

     Cumulative adjusted
      interest sensitivity gap  $    13,660    $ (11,400)    $ 13,692

     Cumulative adjusted gap ratio     2.30         0.75         1.24

(1) -  Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.

  On a contractual repricing basis, the Company is negatively gapped by ($19,704,000) over the less than six month time frame. Included within this time period are $33,364,000 in interest bearing demand deposits and savings accounts which on a contractual basis are immediately repriceable. However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, six months behind changes in market interest rates.
  For this reason, TABLE III reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than six month time frame of $13,660,000. The Company seeks to maintain its adjusted interest sensitivity gap within the less than six month category to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.


CAPITAL RESOURCES
  Maintenance of a strong capital position is a continuing goal of Bankshares' management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

  Total shareholders' equity at September 30, 1995 was $8,180,000 compared to $7,311,000 at December 31, 1994, representing an increase of $869,000.
  This increase is primarily attributable to the $501,000 decrease in the net unrealized loss recorded on securities classified as available for sale (See FINANCIAL CONDITION section for further discussion) as well as improved earnings during 1995. Total shareholders' equity expressed as a percentage of total assets increased from 10% at December 31, 1994 to 11% at September 30, 1995. Cash dividends totalling $173,000, or $0.90 per share were declared during the first nine months of 1995 versus dividends of $116,000, or $0.60 per share, during the first nine of 1994. These payout levels represented 32% and 33% of the company's year-to-date earnings for September 30, 1995 and 1994, respectively.

  As a Bank Holding Company, Bankshares is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At September 30, 1995, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table:

                          RISK-BASED CAPITAL RATIOS
                             September 30, 1994

                                                                Minimum
                                          Actual               Requirement
     Tier 1 risk-based capital ratio      19.21%                  4.0%
     Total risk-based capital ratio       20.46%                  8.0%
     Leverage ratio                       10.91%                  4.0%

  Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

PART II.  OTHER INFORMATION


  Item 6 Exhibits and Reports on Form 8-K

       a.   There are no exhibits included in this filing.

       b. The Company did not file any Form 8-K, Current Reports during the quarter ended September 30, 1995.

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







                                      FIRST NATIONAL BANKSHARES CORPORATION



                    By      /S/  L. Thomas Bulla
                                                            L. Thomas Bulla
                                      President and Chief Executive Officer





                    By      /S/  Keith E. Morgan
                                                              Keith E. Morgan
                                                      Secretary and Treasurer




Date: