Form 10-K
period 1995-12-31
FIRST NATIONAL BANKSHARES CORP
filed 1996-03-27
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)
  [X]  ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended      December 31, 1995

                                    OR

  [  ] TRANSITION REPORT UNDER SECTION 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                      to


                 Commission file number      33-14252

                   FIRST NATIONAL BANKSHARES CORPORATION
          (Exact name of registrant as specified in its charter)

          West Virginia
                                  62-1306172
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification Number)

     One Cedar Street, Ronceverte, West Virginia
                     24970
      (Address of principal executive offices)
                       (Zip Code)

Registrant's telephone number, including area code      (304) 647-4500

Securities registered pursuant to Sec. 12(b) of the Act-     None

Securities registered pursuant to Sec. 12(g) of the Act-     None

Securities issued pursuant to a registrant statement which became effective under the Securities Act of 1933-

                          Common Stock, par value $5.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
   [X]    Not subject to Section 16(a) requirements.

As of February 28, 1996, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which said stock was actually sold in a transaction known to management which took place on or about February 23, 1996, (management believes $50 was paid per share) was $8,140,850. This price was determined from this transaction known to management of the registrant since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ.

The total number of shares of the registrant's common stock
outstanding as of February 28, 1996, was   192,500  .


 THIS REPORT CONTAINS  57  PAGES.  THE INDEX TO EXHIBITS IS ON
PAGE  54 .



                  FIRST NATIONAL BANKSHARES CORPORATION
                                 Form 10-K

                             Table of Contents

   Page
PART I

       Item 1 - Business . . . . . . . . . . . . . . . . . . . . . . . . .3

       Item 2 - Properties . . . . . . . . . . . . . . . . . . . . . . . .4

       Item 3 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . .5

       Item 4 - Submission of Matters to a Vote of Security Holders. . . .5

PART II

       Item 5 - Market for the Registrant's Common Equity and Related
                   Stockholder Matters. . . . . . . . . . . . . .. . . . .5

       Item 6 - Selected Financial Data. . . . . . . . . . . . . . . . . .7

       Item 7 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operation . . . . . .  . 8 - 18

       Item 8 - Financial Statements and Supplementary Data. . . . .19 - 43

       Item 9 - Changes in and Disagreements with Accountants

                  on Accounting and Financial Disclosure . . . . . . . . 44

PART III

       Item 10 - Directors and Executive Officers of the Registrant.45 - 47

       Item 11 - Executive Compensation. . . . . . . . . . . . . . . . . 48

       Item 12 - Security Ownership of Certain Beneficial Owners and
                 Management. . . . . . . . . . . . . . . . . . . . .     49

       Item 13 - Certain Relationships and Related Transactions. . . . . 50

PART IV

       Item 14 - Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K
                 Financial Statements. . . . . . . . . . . . . . . . . . 51

       Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

                                    PART I

ITEM 1 - BUSINESS

Organizational History
First National Bankshares Corporation (referred to in this report as "the Company") is a West Virginia corporation. It was organized on January 28, 1986, and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

The Company has one wholly-owned subsidiary, a national banking association which until January 1996 was known as The First National Bank in Ronceverte, when the name was changed to First National Bank ("the Bank"). The Bank was originally organized and chartered in 1888, but was reorganized after the Great Depression and now operates under a charter dated 1933. Pursuant to a plan of reorganization, the Bank became a wholly-owned subsidiary of the Company on August 3, 1987. The Company's business activities are conducted through the Bank, as the Bank presently accounts for substantially all of the Company's assets, revenues and earnings.

General
The Bank is a Federally insured depository institution offering a wide variety of services that are typical of full service community banks from its main office located in Ronceverte and from its branch office in Lewisburg. The Bank received approval from the Office of the Comptroller of the Currency in January, 1996, to open a branch facility in Charleston, West Virginia. It anticipates opening the facility by early summer of 1996. Concurrent with the application for a Charleston branch, the Bank withdrew its previous application for a Huntington, West Virginia branch, which had been approved in January of 1995.

The Bank accepts deposits primarily from customers located within its primary market area. The Bank offers both its individual and business customers assorted deposit products with various maturities and interest rates, including non-interest bearing and interest bearing demand deposits, savings deposits, certificates of deposit, club accounts and individual retirement accounts.

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience.

When considering loan requests, the primary factors taken into consideration by the Bank are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower.
These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews and visits to the borrower's place of business.

The Bank also offers a broad range of fiduciary services through its Trust Department, including the administration of trusts and decedents' estates and other personal and corporate fiduciary services. Personal fiduciary services include the settlement of estates, administration of testamentary and inter vivos trusts, agency or custodial accounts, investment management and guardian services.

Market Area
The Bank's primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County.
This area is predominately rural and comprised of moderate income households. Major employment in the area includes agriculture, tourism, health care, education and light manufacturing. Unemployment rates in the area often exceed the national and West Virginia averages.

Competition
The banking and financial services business is highly competitive, especially in the Bank's market area. The Bank's principal competitors include four other commercial banks, each of which are owned by statewide or regional bank holding companies. As of December 31, 1995, the Bank had deposits representing an estimated 22.4% of total deposits and loans representing an estimated 20.5% of total loans of all five commercial banks servicing its market area. In addition, the Bank also competes for loans, deposits and trust accounts with other regional banks, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies affiliated with Federal and state governments.

The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

The Bank generates new business primarily through newspaper and radio advertising, referrals and direct-calling efforts.
Referrals for new business come from Company directors, present customers of the Bank and professionals such as attorneys and accountants.

Supervision and Regulation
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended ("the Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorized interstate bank acquisition anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time. The Act further restricts bank holding company nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

The Bank is a national banking association chartered under the laws of the United States. As such, the operations of the Bank are subject to the regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation ("the FDIC") and West Virginia law. The Bank is also subject to periodic examination by the Comptroller of the Currency.

The Federal Deposit Insurance Corporation Improvement Act of 1991 covers a wide expanse of banking regulatory issues.
The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.

The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

Employees
At December 31, 1995, the Bank employed 34 full-time and 2 part-time employees. The Company has no employees who are not also employees of the Bank. Such employees are not represented by any collective bargaining unit, and management believes its employee relations are good.

Statistical Information
The disclosures required by Industry Guide 3 - Statistical
Disclosure by Bank Holding Companies
are included in "Item 6 - Selected Financial Data" on page 7 and
"Item 7 - Management's Discussion and Analysis of
Financial Condition and Results of Operations" on pages 8 to 18 of this report, and are incorporated herein by reference.


ITEM 2 - PROPERTIES
The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that provides drive-in services, as well as customer
parking for the principal office of the Bank.   The Bank's branch
on Route 219 North in Lewisburg, West Virginia, is leased.

The lease on the Bank's Lewisburg branch commenced April 1, 1986, and ran for a 10-year term, expiring in March of 1996. In January of 1996, Bank Management and the Board of Directors opted to regegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the current lease, but to commence with the purchase of land and the construction of a new branch location.

In late February of 1996, the Bank signed an agreement to purchase roughly 2 acres of land on Route 219, approximately
1 mile north of the current branch location. The purchase price was set at $190,000. This agreement is subject to O.C.C. approval, as well as all other typical environmental and legal factors associated with a real property transaction. The lease on the existing branch is being continued on a month-to-month basis. Management does not anticipate that this action will have any significant impact on its financial position.

The Bank's properties are considered well suited for its current needs. Both the main office located in Ronceverte, WV, and the branch location in Lewisburg, WV, have full-service banking available, including drive-in banking services. Space at both locations is ample, and no significant modifications are required at either location. The proposed branch facility will also be a full-service branch offering the same services as the current locations.

As noted previously, the Bank has obtained permission to locate a new branch in the downtown area of Charleston, WV.
This facility is to be leased; however, lease negotiations are still in process.


ITEM 3 - LEGAL PROCEEDINGS
The Company and the Bank are not currently involved in any material legal proceedings, other than routine litigation incidental to their business, which involve them or any of their properties.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.




                                   PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's stock was first issued on August 3, 1987, as a result of the consummation of the transaction by which First National Bankshares Corporation became a one-bank holding company owning all of the outstanding stock of the Bank.
As a result of the issuance of the Company's stock, the stockholders of the Bank became the stockholders of the Company's receiving 5 shares of the Company's common stock for each share of the common stock of the Bank held by them. As of February 28, 1996, the Company's common stock was held by approximately 466 stockholders of record.

Substantially all funds for payment of dividends to shareholders is derived from dividends paid by the subsidiary Bank to the Company. Dividends paid by the Bank are subject to the regulatory restrictions summarized in Note 12 to the financial statements.

There is no active or organized trading market for the common stock of the Company. The stock of the Company is traded on a limited basis in privately negotiated transactions. At present, there is no market maker for the Company's common stock. Accordingly, the prices shown below may not be indicative of prices which would prevail if the stock were more actively traded. Bid and ask prices are not available for the stock of the Company.

While management occasionally knows of the actual price paid for its common stock in a transaction, management is not aware of prices paid in most, and sometimes all, sales of the Company stock since such transactions are privately negotiated. However, in some of these transactions, individuals have called the Company and asked for a value for its common stock. In response to such inquiries, the Company provides the individual with the book value of its common stock as of the end of the most recent quarter; and the Company's management believes that trades of its common stock have taken place at or near its book value. Based upon such information, management believes that the following high and low prices, which are the book values of a share of the Company's common stock at the beginning and end of each of the quarters shown below, represent amounts which may have been paid for the common stock of the Company during the periods indicated:



                                1995                 1994

                          High     Low           High     Low
    First Quarter        $39.70    $38.90      $40.73     $40.16
    Second Quarter        41.87     40.24       40.73      39.91
    Third Quarter         42.48     41.83       39.91      39.86
    Fourth Quarter        43.72     43.03       39.86      37.94



The Company traditionally paid dividends on a semi-annual basis.
However, beginning in September of 1994, the Company's Board of Directors voted to begin a practice of declaring quarterly dividends. A summary of dividends per share declared during 1995 and 1994 follows:


                                     1995         1994
                First Quarter          .30       .00
                Second Quarter         .30       .30
                Third Quarter          .30       .30
                Fourth Quarter         .30       .40



The Company plans to continue the pattern of declaring quarterly dividends in the future at a rate consistent with its historical payout ratios.

ITEM 6. - SELECTED FINANCIAL DATA

                  (Dollars in thousands, except per share data and ratios)

                                  1995    1994   1993   1992   1991

SUMMARY OF OPERATIONS
  Interest income               $ 5,688 $ 5,599  5,926  6,460  7,215
  Interest expense                2,115   2,089  2,359  2,887  3,844
  Net interest income             3,573   3,510  3,568  3,573  3,371
  Provision for loan losses           0     123    459    460    402
  Non-interest income               415     419    366    375    363
  Non-interest expense            2,920   3,100  2,815  2,814  2,552
  Income before income taxes      1,068     706    659    674    780
  Income before cumulative effect
     of change in accounting
     principle                      767     542    498    491    589
  Net income                        767     542    298    491    589

PER SHARE DATA
  Income before cumulative effect of
   change in accounting principle $3.98  $ 2.82 $ 2.59  $2.55  $3.06
  Net income                       3.98    2.82   1.55   2.55   3.06
  Cash dividends declared          1.20    1.00   0.90   0.90   0.90

AVERAGE BALANCE SHEET SUMMARY
  Loans, net                    $41,853  40,954 44,532 43,652 41,838
  Securities                     27,321  31,722 28,261 25,401 20,645
  Deposits                       66,367  72,082 72,584 71,442 69,542
  Shareholders' equity            8,223   7,779  7,616  7,314  6,849
  Total assets                   75,351  80,274 80,615 79,216 76,858

AT YEAR END
  Loans, net                    $45,773  38,766 45,240 44,199 42,849
  Securities                     24,015  30,802 29,518 26,443 24,311
  Deposits                       66,166  69,685 73,543 72,941 70,890
  Shareholders' equity            8,415   7,311  7,487  7,362  7,045
  Total assets                   75,455  77,738 81,615 80,560 78,286

SELECTED RATIOS
  Return on average assets (1)      1.02%  0.68%   0.62%  0.62%  0.77%
  Return on average equity (1)      9.33   6.97    6.54   6.70   8.60
  Average equity to average assets 10.91    9.69   9.45    9.23  8.91
  Dividend payout ratio (1)        30.12  35.52   34.76  35.32  29.39


(1) - Before cumulative effect of change in accounting principle

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Introduction
The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of the Company for the applicable periods covered by the consolidated financial statements appearing elsewhere in this report. This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto.

First National Bankshares Corporation (the "Company"), incorporated under the laws of the State of West Virginia in 1986, is a one bank holding company headquartered in Ronceverte, West Virginia. The Company owns 100% of the outstanding common stock of First National Bank ("the Bank"), which comprises substantially all of the Company's assets and liabilities, and from which the Company presently derives all of its earnings.

Earnings Summary
The Company reported net income of $767,000 for 1995, representing an increase of $225,000 or 41.5% over the $542,000 reported for 1994. This increase in 1995 earnings was primarily attributable to a $123,000 reduction in the provision for loan losses, a $62,000 increase in net interest income, and a $180,000 decrease in non-interest expense.
The Company's 1994 earnings were also significantly improved over 1993's earnings before the cumulative effect of change in accounting principle, due to lower loan loss provisions and increased non-interest income.

On a per share basis, net income before the cumulative effect of the change in accounting principle was $3.98 in 1995, $2.82 in 1994, and $2.59 in 1993. An analysis of the changes in earnings per share by major statement of income component is presented in the following table:




                                                1995          1994
                                                 vs.           vs.
                                                1994          1993
   Earning per common share, prior year (1)  $   2.82         $2.59
   Increase (decrease) from changes in:
     Net interest income                          .33         (0.30)
     Provision for loan losses                    .64           .74
     Other income                                (.03)         0.28
     Other expenses                               .94         (1.48)
     Income taxes                                (.72)        (0.01)

   Earning per common share (1)                 $3.98          2.82


   (1) -- Before cumulative effect of change in accounting principle



Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 1.02% for 1995, compared to .68% for 1994 and .62% for 1993
(before cumulative effect of accounting change).
Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 9.33% in 1995, 6.97% in 1994, and 6.54% in 1993 (before cumulative effect of accounting change). The improvement in both of these ratios is due to the improved earnings noted above.

Net Interest Income
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 1995, 1994, and 1993, tax-equivalent adjustments of $121,000, $121,000, and $103,000, respectively, are included in interest income, and were computed assuming a tax rate of 34% in all periods.

For the year 1995, the Company's net interest income, as adjusted, increased $63,000 or 1.8% to $3,694,000 as compared to $3,631,000 and $3,670,000 in 1994 and 1993, respectively. Correspondingly, the Company's net interest margin increased to 5.16% in 1995 compared with 4.78% in 1994 and 4.82% in 1993. An increase in loan demand resulted in funds being invested in higher-yielding loans during 1995 instead of lower yielding securities and fed funds.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in TABLES I and II.

Provision for Loan Losses
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio. Management considers various factors in determining the amount of the provision for loan losses including overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience and general economic conditions.

The provision for loan losses totalled $0.00 in 1995, $123,000 for in 1994, and $459,000 in 1993. The reduction in the provision for 1995 reflects management's general strengthening of the Company's loan underwriting standards, a reduction in the level of past due loans and an overall decline in net charge-offs. See the ALLOWANCE FOR LOAN
LOSSES AND RISK ELEMENTS section which follows for further discussion.

                                         TABLE I
                AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                                  (Dollars in thousands)


                          1995              1994              1993
     Average        Yield/      Average    Yield/   Average          Yield/
 Balance   Interest  Rate      Balance Interest Rate Balance Interest   Rate

INTEREST EARNING ASSETS
  Loans, net of unearned discount (1) $42,632 $4,018 9.42% $ 41,882 $ 3,679
                                                8.78%  $ 45,367  $ 4,177 9.21%
    Securities:
     Taxable                           22,494  1,337 5.94%   27,169   1,585
                                                5.83     25,044    1,475 5.89
     Tax-exempt (2)                     4,827    355 7.35     4,553     355
                                                7.80      3,217      302 9.39
        Total securities               27,321  1,692 6.19    31,722   1,940
                                                6.12     28,261    1,777 6.29

  Federal funds sold                    1,635     99 6.05 2,365         101
                                                4.27      2,483       75 3.02
    Total interest earnings assets     71,588    5,809   8.11       75,969
                                        5,720 7.53  76,111    6,029    7.92
NON INTEREST EARNING ASSETS
  Cash and due from banks               2,227  2,799   3,074
  Bank premises and equipment           1,071  1,089   1,119
  Other assets                          1,224  1,345   1,146
  Allowance for loan losses              (759)  (928)   (835)

     Total assets                     $75,351 $ 80,274  $ 80,615

INTEREST BEARING LIABILITIES
  Demand deposits              $ 13,298 354  2.66  $12,077  327  2.71
                                   $ 11,596  351     3.03
  Savings deposits               20,075 703  3.50   24,801  781  3.15
                                     24,276  894     3.68
  Time deposits                  23,744 1,058  4.45  26,053 981  3.77
                                     28,266 1,114    3.94
  Total interest bearing liabilities  57,117   2,115    3.70      62,931
                                      2,089     3.32    64,138   2,359   3.68

NON INTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
     Demand deposits            9,250  9,151  8,446
     Other liabilities            569    413    415
     Shareholders' equity       8,415  7,779  7,616

       Total liabilities and
       shareholders' equity   $75,351 $ 80,274  $   80,615

     NET INTEREST EARNINGS             $3,694        $3,631         $3,670

NET YIELD ON INTEREST EARNING ASSETS           5.16%      4.78%       4.82%


(1) - For purposes of this table, nonaccruing loans are included in average loan balances. Also, loan fees which are insignificant, are included in interest income.
(2) - Computed on a fully Federal tax-equivalent basis using the rate of 34% for all years.



                                    TABLE II

                      CHANGE IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                             (Dollars in thousands)



                              1995 vs. 1994              1994 vs 1993
                             Increase(Decrease)    Increase (Decrease)
                            Due to Change in:       Due to Change in:
                         Volume  Rate  Total     Volume   Rate  Total
INTEREST EARNING ASSETS
  Loans                   $  67  $272  $ 339   $ (312)   $(186) $(498)

  Securities:
     Taxable               (277)   29   (248)     124      (14)    110
     Tax-exempt (2)          21   (21)     0      110      (57)     53
    Total securities       (256)    8   (248)     234      (71)    163

  Federal funds sold        (37)   34     (3)      (4)      30      26

Total interest earning
     assets                (226)  314     88      (82)    (227)   (309)

INTEREST BEARING LIABILITIES
  Demand deposits            33    (6)    27       14      (38)    (24)
  Savings deposits         (159)   81    (78)      19     (132)   (113)
  Time deposits             (92)  168     76      (85)     (48)   (133)
     Total interest bearing
        liabilities        (218)  243     25      (52)    (218)   (270)

   NET INTEREST EARNINGS  $  (8) $ 71   $ 63      (30)   $  (9)    (39)


(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) - Calculated assuming a fully tax-equivalent basis using the rate of 34%.




Non-interest Income
Non-interest income includes revenues from all sources other than interest income and yield related loan fees. For the year 1995, non-interest income was $415,000, down 0.9% from $419,000 in 1994, but greatly increased over 1993's level of $366,000. The following table details the components of non-interest income earned by the Company in 1995, 1994, and 1993, as well as the percentage increase (decrease) in each over the prior year.



                                       1995            1994            1993
                                       Percent           Percent
                                Amount  Change    Amount  Change      Amount
Trust department income        $139,000    78.2% $ 78,000    200.0% $   26,000
Service fees and commissions    209,000    (5.4)  221,000    (16.6)    265,000
Other                            67,000    44.2   120,000     60.0      75,000

                                415,000     1.0  $419,000     14.5  $  366,000


The increase in trust department income in 1995 and 1994 resulted primarily from fees realized from the administration of a large estate, and while the Company seeks to attract new trust business, estates and other trust services tend to fluctuate, and trust revenues may again fall to historical levels in the future. Service charges and commissions in 1995 declined due to lower insurance commissions derived principally from sales of credit life insurance to installment loan customers and reflects the weak demand for new installment loans during the same period. Other non-interest income declined to a historic level of $67,000 during 1995. The increase in 1994 was primarily attributable to the collection of $39,000 in insurance proceeds from a key man life insurance policy during the year which was a one-time, non-recurring item.

Non-interest Expense
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. The following table itemizes the primary components of non-interest expense for 1995, 1994 and 1993, and the percentage increase (decrease) in each over the prior year.



                                   1995             1994            1993
                                   Percent            Percent
                          Amount      Change    Amount    Change      Amount
Salaries and employee
   benefits           $1,470,000      (0.4%) $1,476,000     8.1%     $1,365,000
Net occupancy expense    213,000       8.7      196,000    15.3        170,000
Equipment rental, depreciation
  and maintenance        207,000      (9.2)      28,000    20.0        190,000
Federal deposit insurance
  premiums                80,000     (56.6)     184,000     0.6        183,000
Data processing          176,000      (6.4)     188,000    (6.5 )      201,000
Other                    774,000      (6.5)     828,000    17.2        706,000

                     $ 2,920,000      (5.8)  $3,100,000    10.1      2,815,000


Salaries and employee benefits represent the Company's largest non-interest cost, comprising approximately 50.3% of total non-interest expense in 1995. The slight decrease in salaries and employee benefits in 1995 compared to 1994 is due primarily to a reduction in the total number of employees. However, the overall reduction was offset by normal merit salary increases for existing staff and by the Company's hiring of a Credit Administration Officer, which was a newly established position.

Increased occupancy and equipment costs realized in 1995 is a result of the performance of certain building maintenance and upgrade projects and from the additional depreciation expense on computers and other equipment acquired during the latter part of the previous year.

Federal Deposit insurance premiums fell dramatically in 1995, falling by $104,000 to $80,000. This was due to a general reduction in FDIC assessment premiums realized throughout the banking industry. 1994's other non-interest expenses was much higher than 1995's level, primarily due to a one-time, non-recurring consulting expense realized during 1994.


Income Taxes
The Company's income tax expense, which includes both Federal and State income taxes, totalled $301,000 or 28.2% of pre-tax income in 1995, compared to $164,000 or 23.2% in 1994, and $161,000 or 24.4% in 1993. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and interest income derived from tax-exempt securities. The increase in the Company's effective tax rate is attributable to a disproportionate increase in taxable income (primarily from loan growth and decreased expense levels) in comparison to non-taxable income. There was no increase in tax-exempt income for the Company during 1995, therefore tax-exempt interest income represented a much smaller percentage of the company's profit before taxes. Additional details relative to the Company's income taxes are included in Note 8 to the accompanying consolidated financial statements.

Changes in Financial Position
Company total assets declined $2,283,000 or 2.9% to $75,455,000 at year end 1995 compared to $77,738,000 at year end 1994. This decline in total assets resulted from a decline in total deposits of $3,519,000 or 5.1%. Average Company total assets also fell, declining 6.1% from $80,274,000 during 1994 to $75,351,000 during 1995. TABLE I presents the Company's average balance sheet composition for the years ended 1995, 1994 and 1993.

Securities
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities" (SFAS No.
115). In conjunction with the adoption of SFAS No. 115, the Company elected to classify a substantial portion of its securities portfolio as available for sale to permit sufficient flexibility in regard to the Company's asset/liability management program. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes.

During 1995, concurrent with the adoption of the Special Report "A Guide to Implementation of Statement 115 on
Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board, the Bank reassessed the classifications of its securities and transferred securities with amortized cost of $6,496,000 and estimated fair value of $6,488,000 from the available for sale category to the held to maturity category. In the opinion of management, this transaction did not have a significant effect on the Company's financial statements.

The securities portfolio decreased $6,787,000 or 22.0% from year end 1994 to year end 1995. Average total securities decreased from $31,722,000 during 1994 to $27,321,000 during 1995, or 13.9%. As previously discussed, these decreases resulted from increased loan demand and the corresponding shift in funds from securities to higher-yielding loans. This movement of funds from securities to loans was a gradual process occurring as various securities reached their scheduled maturity dates. No securities were sold to fund loan growth or meet other liquidity needs.

At year end 1995, the Company had an unrealized gain on securities classified as available for sale of $43,000, net of applicable deferred income taxes. This represents a $568,000 increase over 1994's net unrealized loss of ($525,000), net of applicable deferred income taxes. This increase is due to the period's overall decline in interest rates and the corresponding increase in the market value of the Company's security portfolio.

Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the accompanying consolidated financial statements. At December 31, 1995, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent of shareholders' equity. The distribution of securities together with the weighted average yields by maturity at December 31, 1995 are summarized in TABLE III.

                                   TABLE III

                          SECURITY MATURITY ANALYSIS
                   (At amortized cost, dollars in thousands)


                                   After One        After Five
                  Within          but within       but within    After
                 One Year         Five Years       Ten Years    Ten Years
           Amount   Yield(1)  Amount Yield(1)   Amount Yield(1) Amount Yield(1)
Securities Held to Maturity
  U.S. Treasury securities $ 2,000  5.42% $ 1,001 5.50%  $  -  -  %  $  -  -   %
  U.S. Government agencies
     and corporations         -       -     5,496 5.33      -  -      -  -
  Corporate debt securities   -       -       500 5.12      -  -      -  -
  State and political
     subdivisions              385   3.80     840 4.57    3,292 4.84  -  -
              Total        $ 2,385   5.16  $7,837 5.26   $3,292 4.84 $-  -

Securities Available for Sale

  U.S. Treasury securities $     -     - %  $ 969 5.97%  $  -   -   %$ - -   %
  U.S. Government agencies
     and corporations        6,022   5.26   3,149 6.50      -   -      - -
  Other                          -      -     -    -        -   -    291  6.20
              Total       $  6,022   5.26   4,118 6.38   $  -   -  $ 291  6.20

(1) -- Weighted average yield presented without adjustment to a tax equivalent basis.



Loans
Loans, net of unearned income increased $6,798,000, or 17.2%, to $46,477,000 during 1995. Average loans outstanding, net of unearned income, increased from $41,882,000 in 1994 to $42,632,000 in 1995, or 1.8%. A summary of the
Company's year-end loan balances by type, as well as an analysis of the decline in such balances from December 31, 1994 to December 31, 1995, is summarized in the following table.



                                                        Percent
                                                        Increase
                                             1995      (Decrease)    1994
  Commercial, financial and agricultural $   13,135,000     43.8% $9,132,000
  Real estate - construction                  2,020,000    206.1     660,000
  Real estate - mortgage                     23,430,000     10.8  21,144,000
  Installment and other                       7,832,000     (9.8)  8,683,000

                                         $   46,417,000     17.2% $39,619,000


The increase in loans is primarily attributable to overall growth in the commercial loan portfolio, as the Bank makes a more concentrated effort to obtain commercial business. Additionally, the Bank increased its mortgage loan portfolio through the purchase of several large-dollar mortgages from a mortgage broker. These loans are all conforming loans and meet the Bank's typical underwriting criteria. Installment loans have decreased by approximately 9.8%. This is due largely to a decreased demand for personal and consumer loans in the Bank's primary market.

A summary of loan maturities by loan type as of December 31, 1995 is included in Note 4 of the accompanying consolidated financial statements.

Allowance for Loan Losses and Risk Elements
As more fully explained in Notes 1 and 5 of the financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", respectively. Under SFAS
Nos. 114 and 118, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loans' collateral if the loan is collateral dependent. The adoption of SFAS Nos. 114 and 118 did not significantly impact the Company's financial position or results or operations during 1995.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The
Company's management, on a quarterly basis, performs a comprehensive loan evaluation which encompasses the identification of all potential problem credits, which are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, detail reviews of specific loans for collectibility, performance and collateral protection are performed. A grade is assigned to the individual loans reviewed utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of non-performing and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses.

At December 31, 1995, the allowance for loan losses was $643,000 or 1.39% of total loans (net of unearned income) compared to $853,000 or 2.15% at December 31, 1994. Loan charge-offs, net of recoveries, for 1995 were $209,000 compared to $271,000 and $234,000 in 1994 and 1993, respectively. Expressed as a percentage of average loans outstanding during 1995, 1994 and 1993, net loan charge-offs were 0.49%, 0.65% and 0.52%, respectively. See Note
5 to the consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses in 1995, 1994 and 1993. An allocation of the allowance for loan losses to specific loan categories is presented in TABLE
IV.



                                 TABLE IV

                ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                          (Dollars in thousands)

                                      1995            1994     1993
                                     Percent      Percent      Percent
                                     of Total     of Total     of Total
                            Amount     Loans  Amount  Loans   Amount    Loans
Commercial, financial,
  and agricultural          $  245      28.3% $  472 23.1%   $  200     9.1%
Real estate - construction      -        4.3      -   1.7         2     1.0
Real estate - mortgage         136      50.5     258 53.3       135    67.8
Installment                    101      13.5     123 18.6       496    22.0
Other                            -       3.4       -  3.3         -     0.1
Unallocated                    161        -        -    -       164      -

                     $         643     100.0% $  853 100.0%   $1,001  100.0%




The following presents a summary of the Company's non-performing assets and accruing loans past due 90 days or more at December 31, 1995, 1994 and 1993.

                                           (in thousands)
                                            December 31,
                                    1995     1994    1993
     Non-performing assets:
       Nonaccrual loans          $   375   $  933  $ 934
       Other real estate owned        10       -      48
       Restructured loans             -       -        -

                                   $  385  $ 933   $  982

     Accruing loans past due 90 days or more
                                   $  -     $  -   $    1


If interest on nonaccrual loans had been accrued, such income would have approximated $41,000, $72,000 and $17,000 in 1995, 1994 and 1993, respectively. Interest income recognized on nonaccrual loans and included in Company interest income is not material. The Company places into nonaccrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. Any potential problem credits which are not nonaccruing loans or are not accruing loans past due 90 or more days do not represent or result from trends of uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, nor do they represent material credits about which management is aware of any information which would cause the borrowers to not comply with the loan repayment terms.

Deposits
Total deposits decreased to $66,166,000, or 5.1% at December 31, 1995, from $69,685,000 at December 31, 1994.
Average total deposits declined from $72,082,000 during 1994 to $66,367,000 during 1995, a decline of 7.9%. These reductions were primarily the result of a $1,597,000 or 11.3% decline in the balance of N.O.W. and money market accounts from year end 1994 to year end 1995, as well as a decline in savings accounts of 9.6%, or $2,035,000. These declines were somewhat expected due to the Bank's strategy of holding the rates paid on these deposit products relatively stable during the year. The decision to hold these rates steady reflects a number of considerations including the availability of liquid funds and actions by competitors. Non-interest bearing demand deposits also declined for the year, falling by $518,000 or 5.6% from the previous year. All other categories of deposits at year end 1995 remained relatively stable in comparison to their respective balances at year end 1994.

Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the accompanying consolidated financial statements.

Liquidity and Interest Rate Risk Management
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which measured $3,614,000 at December 31, 1995 or
33.6% less than the $5,441,000 total at December 31, 1994. This decline in liquidity was due to an increase in loan demand and the corresponding shift of funds from Fed Funds sold into the more profitable loan category. Despite this decrease, liquidity remains more than adequate. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of December 31, 1995 of $8,407,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totalling $10,501,000 and classified as available for sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company's principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's current gap position is presented in TABLE VI.

On a contractual repricing basis, the Company is negatively gapped by $22,221,000 over the less than six month time frame. Included within this time period are $31,763,000 in interest bearing demand deposits and savings accounts which on a contractual basis are subject to immediate repricing.

However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, six months behind changes in market interest rates. For this reason, TABLE VI reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than six month time frame of $9,542,000. The Company seeks to maintain its adjusted interest sensitivity gap within the less than six month category to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.



                                 TABLE VI

                      INTEREST RATE SENSITIVITY GAPS
                             December 31, 1995
                          (Dollars in thousands)


                                               Repricing (1)

                                      0-90     91-180   181-365  After
                                        Days     Days     Days   1 Year Total
INTEREST EARNING ASSETS
  Loans, net of unearned discount   $18,199    $2,938  $5,585  $19,695 $ 46,417
  Securities (at amortized cost)      2,071     1,500   4,529   15,915   24,015
  Federal funds sold                    893      -          -      -       893
     Total interest earning assets   21,163     4,438  10,114   35,610   71,325

INTEREST BEARING LIABILITIES
  Demand deposits                   $12,579    $  -      $-    $ -      $ 12,579
  Savings deposits                   19,186       -       -      -        19,186
  Time deposits                       8,628     7,431   2,616    7,035    25,710
     Total interest bearing
       liabilities                   40,391     7,431   2,616    7,035    57,475

     Contractual interest
       sensitivity gap              (19,228)   (2,993)  7,498   28,575    13,850

  Adjustment (2)                     31,763      -    (31,763)    -        -


     Adjusted interest
       sensitivity gap             $ 12,535   $(2,993)$(24,265) 28,575  $ 13,850

  Cumulative adjusted interest
     sensitivity gap               $ 12,535   $(9,542)$(14,723)  3,852
  Cumulative adjusted gap as a percent
       of total earning assets         17.6%    (13.4%) (20.6%)   19.4%

(1) -  Contractual repricing used unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


Capital Resources
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at December 31, 1995 was $8,415,000 compared to $7,311,000 at December 31, 1994, representing an increase of 15.1%. With this increase, which is largely attributable to an increase of $569,000 in the Bank's net unrealized gain recorded on securities classified as available for sale (See SECURITIES section for further discussion), total shareholders' equity expressed as a percentage of total assets increased from 9.4% at December 31, 1994 to 11.2% at December 31, 1995.

As a Bank Holding Company, the Company is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 1995, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.


                          RISK-BASED CAPITAL RATIOS



                                                         Minimum
                                        Actual          Requirement
     Tier 1 risk-based capital ratio    16.2%              4.0%
     Total risk-based capital ratio     18.2%              8.0%
     Leverage ratio                     11.1%              3.0%


Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.


Impact of Inflation
The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars. Consequently, the relative value of money generally is not considered. Substantially all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effects of inflation.

  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The independent auditor's report and consolidated financial statements of the Company and its subsidiary appear herein.

                                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First National Bankshares Corporation
  and subsidiary
Ronceverte, West Virginia

  We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
The consolidated financial statements of First National Bankshares Corporation and subsidiary for the year ended
December 31, 1993, were audited by other auditors whose report, dated January 6, 1994 (except for certain information in such financial statements as to which the date is March 21,
1995), expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

  In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

  As more fully described in Notes 3 and 9 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits in 1993 and securities in 1994 to comply with the requirements of new accounting pronouncements.

                                         ARNETT & FOSTER








Charleston, West Virginia
February 2, 1996

                    FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994



      ASSETS                                      1995            1994
  Cash and due from banks                     $ 2,720,887       $3,720,620
  Federal funds sold                              893,000       1,720,000
  Securities held to maturity (estimated fair value
    1995 $13,609,276; 1994 $7,157,729)         13,514,482        7,521,406
  Securities available for sale                10,500,880       23,280,715
  Loans, less allowance for loan losses
    of $643,439 and $852,862, respectively     45,773,252       38,766,072
  Bank premises and equipment, net                999,187        1,035,218
  Accrued interest receivable                     706,746          796,083
  Other assets                                    346,482          897,676

      Total assets                           $75,454,916       $77,737,790

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
    Non interest bearing                     $ 8,690,907         9,208,674
    Interest bearing                          57,475,281        60,476,672
      Total deposits                          66,166,188        69,685,346
  Other liabilities                              873,324           741,436

      Total liabilities                       67,039,512        70,426,782

Commitments and Contingencies

Shareholders' Equity
  Common stock, $5.00 par value, authorized
    500,000 shares, issued 192,500 shares       962,500            962,500
  Capital surplus                             1,000,000          1,000,000
  Retained earnings                           6,409,585          5,873,771
  Net unrealized gain (loss) on securities       43,319           (525,263)
      Total shareholders' equity              8,415,404          7,311,008

      Total liabilities and shareholders' equity
                                            $75,454,916        $77,737,790









                See Notes to Consolidated Financial Statements

                    FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
             For The Years Ended December 31, 1995, 1994 and 1993


                                              1995            1994     1993
Interest income:
  Interest and fees on loans            $4,018,204       $3,678,920  $4,176,798
  Interest and dividends on securities:
    Taxable                              1,336,509        1,585,325   1,474,946
    Tax-exempt                           234,415            234,347     198,969
  Interest on Federal funds sold          98,910            100,834      75,001
      Total interest income              5,688,038        5,599,426   5,925,714

Interest expense on deposits             2,115,406        2,089,199   2,358,903

      Net interest income                3,572,632        3,510,227   3,566,811
  Provision for loan losses                      -          123,000     459,000
      Net interest income after provision for
         loan losses                     3,572,632        3,387,227   3,107,811

Other income (expense):
  Trust department income                139,312             78,389      26,250
  Service fees                           209,190            220,843     264,570
  Securities gains (losses), net             990               (391)      2,529
  Other                                   65,720            120,262      73,143
      Total other income                 415,212            419,103     366,492

Other expenses:
  Salaries and employee benefits       1,469,823          1,476,669   1,365,357
  Net occupancy expense                  212,465            196,272      170,030
  Equipment rentals, depreciation
        and maintenance                   207,008           227,930      189,918
  Federal deposit insurance premiums       80,310           183,697      182,986
  Data processing                        176,041            187,665      200,615
  Advertising                             90,721             84,428       72,999
  Professional and legal                 132,394            286,006      142,914
  Mailing and postage                     65,634             70,214       79,418
  Stationery and supplies                 58,716             79,632       76,490
  Other                                  426,810            307,867      333,876
      Total other expenses               2,919,922        3,100,380    2,814,603

Income before income tax expense and cumulative
  effect of change in accounting principle   1,067,922      705,950      659,700

  Income tax expense                     301,108            163,961      161,351

Income before cumulative effect of change in
  accounting principle                   766,814             541,989     498,349

  Cumulative effect of change in accounting
    for postretirement benefits                 -               -      (200,359)

      Net income                        $766,814            $541,989   $297,990

                                 (Continued)



                    FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME - Continued
             For The Years Ended December 31, 1995, 1994 and 1993


                                                    1995       1994    1993
Earnings per common share before cumulative
  effect of change in accounting principle        $   3.98  $  2.82  $    2.59

Cumulative effect of change in accounting
  for postretirement benefits                       -             -       (1.04)

  Earnings per common share                        $   3.98  $  2.82    $  1.55

Average common shares outstanding                    192,500  192,500   192,500







                See Notes to Consolidated Financial Statements

                    FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1995, 1994 and 1993



                                                           Net
                                                      Unrealized     Total
                                                      Gain           Share-

                      Common          Capital   Retained    (Loss) on holders'
                       Stock         Surplus    Earnings  Securities   Equity
Balance, December 31, 1992 962,500  1,000,000  5,399,542         -    7,362,042

  Net income                  -       -          297,990         -     297,990

  Cash dividends declared on common
   stock ($.90 per share)     -       -         (173,250)        -   (173,250)

Balance, December 31, 1993 962,500  1,000,000  5,524,282         -   7,486,782

  Net income                  -       -          541,989         -     541,989

  Cash dividends declared on common
   stock ($1.00 per share)    -       -         (192,500)        -   (192,500)

  Net unrealized gain (loss) on securities
   upon adoption of SFAS No. 115  -   -            -         311,567  311,567

  Change in net unrealized gain (loss)
   on securities                      -       -    -        (836,830)(836,830)

Balance, December 31, 1994 962,500  1,000,000      5,873,771 (525,263) 7,311,008

  Net income                          -       -      766,814    -        766,814

  Cash dividends declared on common
   stock ($1.20 per share)            -       -     (231,000)   -      (231,000)

  Change in net unrealized gain (loss)
   on securities                      -       -        -      568,582   568,582

Balance, December 31, 1995 $ 962,500  $1,000,000  $ 6,409,585 $43,319 $8,415,404




                See Notes to Consolidated Financial Statements
                   FIRST NATIONAL BANKSHARES CORPORATION
                              AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1995, 1994 and 1993


                                           1995           1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $766,814      541,989     $ 297,990
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Cumulative effect of change in
    accounting principle                     -             -          200,359
  Depreciation                             151,529      147,377       129,551
  Provision for loan losses                  -          123,000       459,000
  Deferred income taxes (benefit)           72,875       41,383      (136,264)
  Securities (gains) losses, net              (990)         391        (2,529)
  (Gain) loss on sale of other assets             -         -          17,107
  (Gain) loss on disposal of bank
    premises and equipment                   4,166         -              -
  Amortization of securities premiums and
    (accretion of discounts), net           (5,659)      57,450        60,136
  (Increase) decrease in accrued interest
     receivable                             89,337       23,978         4,820
  (Increase) decrease in other assets      197,916     (164,989)      (29,535)
  Increase (decrease) in other
     liabilities                            48,935       79,203         4,953

  Net cash provided by operating
    activities                           1,324,923      849,782     1,005,588

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of
    securities held to maturity          2,497,865      716,250     6,256,588
  Proceeds from maturities and calls of
    securities available for sale        7,359,233    6,000,000         -
  Proceeds from sales of securities
    available for sale                       -        1,000,000         -
  Proceeds from sales of securities          -             -          257,522
  Principal payments received on
    securities held to maturity              -           83,529        94,478
  Purchases of securities held to
    maturity                            (1,953,302)  (3,513,445)     (9,741,724)
  Purchases of securities available
    for sale                              (232,200)  (6,436,016)         -
  Principal payments received on
   (loans made to) customers, net       (7,007,180)   6,350,364     (1,499,996)
  Purchases of Bank premises and
    equipment                             (119,664)     (92,619)      (125,968)
  Proceeds from sales of other assets       73,000       45,500         -

    Net cash provided by (used in)
    investing activities                   617,752    4,153,563     (4,759,100)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand
    deposit, NOW and  savings accounts  (4,150,169)  (2,057,415)     4,075,159
  Proceeds from sales of (payments for
    matured)  time deposits, net           631,011   (1,799,752)     (3,473,319)
  Dividends paid                          (250,250)    (115,500)      (173,250)

    Net cash provided by (used in)
    financing activities                (3,769,408)  (3,972,667)        428,590



                                (Continued)

                   FIRST NATIONAL BANKSHARES CORPORATION
                              AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
           For the Years Ended December 31, 1995, 1994 and 1993


                                       1995              1994          1993
  Increase (decrease) in cash
      and cash equivalents        $(1,826,733)       $1,030,678     (3,324,922)

  Cash and cash equivalents:
     Beginning                      5,440,620         4,409,942      7,734,864

     Ending                        $3,613,887        $5,440,620     $4,409,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest on deposits        $2,093,711        $2,056,556     $2,415,308

       Income taxes                  $ 83,090          $326,673       $318,717

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES

     Other real estate acquired in
       settlement of loans           $   -           $      500     $   47,749

     Dividends declared and unpaid   $ 57,750          $ 77,000     $      -








              See Notes to Consolidated Financial Statements



                   FIRST NATIONAL BANKSHARES CORPORATION
                              AND SUBSIDIARY


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1.  Significant Accounting Policies

       The accounting and reporting policies of First National Bankshares Corporation and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
       Actual results could differ from those estimates. The following is a summary of the Company's more significant accounting policies.

       Principles of consolidation: The accompanying consolidated financial statements include the accounts of First National Bankshares Corporation, and its wholly-owned subsidiary, First National
       Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Presentation of cash flows: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, Federal funds sold and amounts due from banks (including cash items in process of clearing). Cash flows from demand deposits, NOW accounts and savings accounts are reported net since their original maturities are less than three months. Cash flows from loans and certificates of deposit and other time deposits are reported net.

       Securities: Securities are classified as "held to maturity", "available for sale" or "trading." The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

         Securities held to maturity - Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

         Securities available for sale - Securities not classified as "held to maturity" or as "trading" are classified as "available for sale." Securities classified as "available for sale" are those securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity.
         "Available for sale" securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes, and reported as a separate component of shareholders' equity.

         Trading securities - There are no securities classified as "trading" in the accompanying financial statements.

       Realized gains and losses on sales of securities are recognized on the specific identification method.
       Amortization of premiums and accretion of discounts are computed using the interest method.

       Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The subsidiary bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes collectibility is unlikely.

       Unearned interest on discounted loans is amortized to income over the life of the loans, using methods which approximate the interest method. For all other loans, interest is accrued daily on the outstanding balances.

       In 1995, the Bank adopted Statements of Financial Accounting Standards Nos. 114 and 118 (SFAS
       Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors
       for Impairment of a Loan - Income Recognition and Disclosure," respectively. Under SFAS Nos. 114 and 118, a loan is impaired when, based on current information and events, it is probable that the
       Bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used. The implementation of the requirements of SFAS Nos. 114 and 118 did not have a significant impact on the accompanying financial statements.

       Generally, after management's evaluation, loans are placed on non-accrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms. Interest is accrued daily on impaired loans unless the loan is placed on non-accrual status. Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. Interest on non-
       accrual loans is recognized primarily using the cost-recovery method.

       Certain loan fees and direct loan costs are recognized as income or expense when incurred.
       Whereas, Statement Number 91 of the Financial Accounting Standards Board requires that such fees and costs be deferred and amortized as adjustments of the related loan's yield over the contractual life of the loan. The subsidiary bank's method of recognition of loan fees and direct loan costs produces results which are not materially different from those that would be recognized had
       Statement Number 91 been adopted.

       Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method for bank premises and equipment over the estimated useful lives of the assets.
Repairs and maintenance expenditures are
       charged to operating expenses as incurred. Major improvements and additions to premises and equipment are capitalized.

       Other real estate: Other real estate consists primarily of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at the lower of cost or appraised market value with any writedown being charged to the allowance for loan losses. Expenses incurred in connection with operating these properties are charged to operating expenses. Gains and losses on the sales of these properties are credited or charged to operating income in the year of the transactions.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Income taxes: The consolidated provision for income taxes includes Federal and state income taxes and is based on pretax net income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. Deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.
       Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

       Earnings per share: Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 192,500, for each of the years ended December 31, 1995, 1994, and 1993.

       Profit sharing and 401(k) plans: The subsidiary bank sponsors a profit-sharing plan and a 401(k)
       plan which cover substantially all employees. Bank contributions to the plans are charged to expense.  (See Note 9)

       Postretirement benefit plans: The subsidiary bank provides certain healthcare and life insurance benefits for all retired employees that meet certain eligibility requirements. The plans are contributory with retiree contributions and are unfunded. The subsidiary bank's share of the estimated costs that will be paid after retirement is being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits. (See Note 9)

       Trust Department: Assets held in an agency or fiduciary capacity by the subsidiary bank's Trust
       Department are not assets of the subsidiary bank and are not included in the accompanying consolidated balance sheets. Trust Department income is recognized on the cash basis in accordance with customary banking practice. Reporting such income on a cash basis rather than on the accrual basis does not have a material effect on net income.

       Reclassifications: Certain accounts in the consolidated financial statements for 1994 and 1993, as previously presented, have been reclassified to conform to current year classifications.

Note 2.  Cash Concentrations

       At December 31, 1995, the subsidiary bank had a concentration totalling $1,507,384 with
       Nationsbank, which consisted of a due from bank balance and Federal funds sold. At December 31,
       1994, the subsidiary bank had concentrations totalling $1,034,527 and $1,251,557 with Crestar Bank and Nationsbank, respectively. Deposits with correspondent banks are generally unsecured, have limited insurance under current banking insurance regulations and may be limited by bank regulations if the correspondent bank does not meet certain capital levels.

Note 3.  Securities

       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No.
       115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). In
       connection with the adoption of SFAS No. 115, certain securities totaling $24,706,684 (at amortized cost) were classified as available for sale. Accordingly, shareholders' equity at January 1, 1994, was increased $311,567, net of income taxes of $190,960, to reflect the net unrealized holding gains of such securities. The adoption of SFAS No. 115 had no impact on the accompanying statements of
              income.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       During 1995, concurrent with the adoption of the Special Report "A Guide to Implementation of
       Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the
       Financial Accounting Standards Board, the subsidiary bank reassessed the classifications of its securities and transferred securities with an amortized cost of $6,496,223 and estimated fair value of $6,488,454 from the available for sale category to the held to maturity category. This transfer did not have a significant impact on the accompanying financial statements.

       The amortized cost, unrealized gains and losses, and estimated fair values of securities at December
       31, 1995 and 1994, are summarized as follows:

                                                                  1995

                                      Carrying
                                       Value                        Estimated
                                    (Amortized          Unrealized    Fair
                                         Cost)     Gains     Losses   Value
       Held to maturity
         Taxable:
            U.S. Treasury securities $3,000,783 $  12,185  $   -     $3,012,968
            U.S. Government agencies
               and corporations       5,496,523    32,637    9,680    5,519,480
            Corporate debt securities   500,000      -       5,800      494,200
                 Total taxable        8,997,306    44,822   15,480     9,026,648

         Tax-exempt:
            State and political
               subdivisions           4,517,176    74,882     9,430    4,582,628

                 Total              $13,514,482 $ 119,704 $  24,910  $13,609,276


                                                            1995


                                                                    Carrying
                                                                     Value
                                                                   (Estimated
                                   Amortized    Unrealized          Fair
                                     Cost        Gains  Losses      Value)

       Available for sale
         Taxable:
            U.S. Treasury securities $969,357 $ 25,329 $   -       $  994,686
            U.S. Government agencies
               and corporations     9,170,332   52,325  7,563       9,215,094
            Federal Reserve Bank stock 56,650      -       -           56,650
            Federal Home Loan Bank
               stock                  232,200      -       -          232,200
                 Total taxable     10,428,539   77,654  7,563      10,498,630

         Tax-exempt:
            Federal Reserve Bank
               stock                    2,250      -       -            2,250

                 Total            $10,430,789  $77,654 $7,563     $10,500,880

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         1994

                                  Carrying
                                   Value                            Estimated
                                 (Amortized            Unrealized     Fair
                                   Cost)           Gains  Losses      Value
       Held to maturity
         Taxable:
         U.S. Treasury securities $1,000,000      $  -    $ 20,938  $  979,062
         U.S. Government agencies
               and corporations    1,001,681         -      28,556     973,125
         Corporate debt securities   500,000         -      51,350     448,650
               Total taxable       2,501,681         -     100,844   2,400,837

         Tax-exempt:
            State and political
               subdivisions        5,019,725       7,781   270,614   4,756,892

               Total              $7,521,406   $   7,781  $371,458  $7,157,729


                                                         1994


                                                                    Carrying
                                                                     Value
                                                                   (Estimated
                                  Amortized    Unrealized            Fair
                                    Cost        Gains     Losses     Value)
       Available for Sale
         Taxable:
         U.S. Treasury securities $3,960,583 $  2,281 $  145,052     $3,817,812
            U.S. Government agencies
              and corporations    20,069,329    2,222    667,548     19,404,003
            Federal Reserve Bank
            stock                     56,650      -         -           56,650

            Total taxable         24,086,562    4,503    812,600     23,278,465

         Tax-exempt:

            Federal Reserve Bank stock 2,250      -         -            2,250

            Total                $24,088,812 $   4,503  $812,600   $ 23,280,715

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The maturities, amortized cost and estimated fair values of securities at December 31, 1995, are summarized as follows:

                           Held to maturity      Available for sale
                                                                  Carrying
                               Carrying                           Value
                                Value                            (Estimated
                             (Amortized     Fair     Amortized      Fair
                             Cost)         Value       Cost         Value)
  Due in one year or less    $2,384,854  $2,388,392  $6,022,062    $6,044,953

  Due from one to five years  7,837,452   7,866,453   4,117,627     4,164,827

  Due from five to ten years  3,292,176   3,354,431       -             -

  Equity securities               -           -         291,100       291,100

  Total                     $13,514,482 $13,609,276 $10,430,789    $10,500,880


      The proceeds from sales, calls and maturities of securities and principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

         For the                  Proceeds From             Gross Realized
        Year Ended             Calls and   Principal
        December 31,    Sales  Maturities  Payments       Gains        Losses
         1995
         Securities held
          to maturity  $ -     $2,497,865  $    -         $  -         $ -
         Securities avail-
          able for sale  -      7,359,223       -           990          -

                       $ -     $9,857,088  $    -         $ 990        $ -

         1994
         Securities held to
           maturity    $ -      $ 716,250  $ 83,529       $  -         $ 437
         Securities available
           for sale  1,000,000  6,000,000        -           46          -

                    $1,000,000 $6,716,250  $ 83,529       $  46        $ 437

         1993        $ 257,522 $6,256,588  $ 94,478      $2,529        $ -

       At December 31, 1995 and 1994, securities carried at $1,000,000 and
         $1,500,207, respectively, with estimated fair values of $1,006,900 and $1,496,269, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.





                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Loans

       Loans are summarized as follows:

                                                 1995            1994
       Commercial, financial and agricultural    $13,134,525     $9,131,592
       Real estate - construction                  2,019,845        659,790
       Real estate - mortgage                     23,430,089     21,144,382
       Installment                                 6,522,299      7,620,566
       Other                                       1,570,863      1,320,111
            Total loans                           46,677,621     39,876,441
         Less unearned income                        260,930        257,507
            Total loans net of unearned income    46,416,691     39,618,934
         Less allowance for loan losses              643,439        852,862

            Loans, net                           $45,773,252    $38,766,072

       Included in the net balance of loans are non-accrual loans amounting to $375,048 and $933,245 at December 31, 1995 and 1994,
       respectively. If interest on non-accrual loans had been accrued, such income would have approximated $40,652, $71,560 and $16,943 for the years ended December 31, 1995, 1994 and 1993, respectively.

       The following represents loan maturities at December 31, 1995:

                                                  After 1 But
                                   Within 1 Year  Within 5 Years  After 5 Years
       Commercial, financial and
         agricultural              $ 8,689,415     $2,963,712     $  1,481,398
       Real estate - construction    1,941,692         78,153            -
       Real estate - mortgage       10,204,894      8,500,642        4,724,553
       Installment                   1,809,899      2,979,350        1,733,050
       Other                         1,546,355         24,508            -

            Total                  $24,192,255    $14,546,365     $  7,939,001

       Loans due after one year with:

         Variable rates                           $ 6,658,206
         Fixed rates                               15,827,160

            Total                                 $22,485,366


       Concentrations of credit risk: The subsidiary bank grants commercial, residential and consumer loans to customers primarily located in Greenbrier County, West Virginia.

       As of December 31, 1995 and 1994, the Bank had direct extensions of credit to medical professionals totaling approximately $2,163,122 and $2,487,073, respectively. The security for these loans generally consists of mortgages on personal residences and medical office buildings and liens on medical practice equipment and receivables. The Bank evaluates the credit worthiness of each such customer on a case-by-case basis and the amount of collateral it obtains is based upon management's credit evaluation.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

       The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:


                                         1995              1994

            Balance, beginning           $ 776,860       $ 811,867
              Additions                    208,563         330,798
              Amounts collected           (207,663)       (365,805)

            Balance, ending              $ 777,760       $ 776,860

Note 5.  Allowance for loan losses and New Accounting Pronouncement

       An analysis of the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                          1995            1994       1993
       Balance, beginning of year          $852,862     $1,000,803 $  775,982

       Losses:
         Commercial, financial
         and agricultural                    90,348         22,772    196,904
         Real estate - mortgage              75,000          3,249     23,009
         Installment                        215,885        400,576     81,290

            Total                           381,233        426,597    301,203

       Recoveries:
         Commercial, financial and
            agricultural                      3,250          5,683        288
         Real estate - mortgage               2,470          1,000      5,021
         Installment                        166,090        148,973     61,715

            Total                           171,810        155,656     67,024

         Net losses                         209,423        270,941    234,179
         Provision for loan losses             -           123,000    459,000

       Balance, end of year                $643,439       $852,862 $1,000,803

       As explained in Note 1, the Bank adopted SFAS Nos. 114 and 118 in 1995. The Company's total recorded investment in impaired loans at December 31, 1995, approximated $292,161, for which the related allowance for loan losses determined in accordance with SFAS Nos. 114 and 118 approximated $125,000. The Company's average investment in such loans approximated $483,780 for the year ended December 31, 1995. All impaired loans at December 31, 1995, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       For purposes of SFAS Nos. 114 and 118, the Bank considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the Bank's typical residential mortgage loan amount
       (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000.

       For the year ended December 31, 1995, the Company recognized approximately $2,237 in interest income on impaired loans. Using a cash-basis method of accounting, the Bank would have recognized approximately the same amount of interest income on such loans.

Note 6.  Bank Premises and Equipment

       The major categories of Bank premises and equipment and accumulated depreciation at December 31, 1995 and 1994, are summarized as follows:


                                             1995             1994
            Land                        $  108,298       $  108,298
            Building and improvements    1,127,603        1,114,484
            Furniture and equipment      1,496,851        1,677,860
                                         2,732,752        2,900,642

            Less accumulated
              depreciation               1,733,565        1,865,424

            Bank premises and
              equipment, net            $  999,187       $1,035,218

       Depreciation expense for the years ended December 31, 1995, 1994 and 1993 totaled $151,529, $147,377 and $129,551, respectively.

Note 7.  Deposits

       The following is a summary of interest bearing deposits by type as of December 31, 1995 and 1994:



                                               1995             1994
          Interest bearing demand deposits  $12,579,368     $14,176,730
          Savings deposits                   19,185,594      21,220,634
          Certificates of deposit            25,710,319      25,079,308

          Total                             $57,475,281     $60,476,672

       Time certificates of deposit in denominations of $100,000 or more totaled $2,151,222 and $1,866,648 at December 31, 1995 and 1994,
       respectively. Interest paid on time certificates of deposit in denominations of $100,000 or more was $89,256, $72,418, and $78,702 for the years ended December 31, 1995, 1994 and 1993, respectively.





                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of December 31, 1995:

                                         Amount           Percent
       Three months or less          $  365,541            16.99%
       Three through six months         569,661            26.48%
       Six through twelve months        200,000             9.30%
       Over twelve months             1,016,020            47.23%

         Total                       $2,151,222           100.00%

Note 8.  Income Taxes

       During 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
      (SFAS No. 109). The cumulative effect of adopting SFAS No. 109 did not have a material effect on net income in 1993.

       The components of applicable income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, are as follows:


                             1995           1994          1993
            Current:
              Federal     $198,444       $104,093     $ 263,888
              State         29,789         18,485        33,727
                           228,233        122,578       297,615
            Deferred
      (Federal and State)   72,875         41,383      (136,264)

            Total         $301,108       $163,961     $ 161,351

       A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                  1995             1994           1993
                              Amount Percent  Amount Percent   Amount   Percent
       Computed tax at applicable
         statutory rate    $ 363,094  34.0   $240,023  34.0  $  224,228   34.0
       Increase (decrease) in
         taxes resulting from:
         Tax-exempt interest (79,701) (7.5)   (79,678) (11.2)   (67,649) (10.3)
         State income taxes, net
            of Federal income
            tax benefit       19,657   1.8     12,349    1.7     22,260    3.4
         Life insurance benefits  -     -     (13,100)  (1.9)       -       -
         Other, net           (1,942)  (.1)     4,367     .6    (17,488)  (2.7)

         Applicable income
            taxes          $ 301,108  28.2   $163,961   23.2 $  161,351   24.4

       Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows:

                                                   1995           1994
      Deferred tax assets:
         Allowance for loan losses              $141,106      $  220,687
         Employee benefits                       142,503         136,416
         Accruals                                  -               9,301
         Net unrealized loss on securities         -             282,834
                                                 283,609         649,238
       Deferred tax liabilities:
         Depreciation                             12,600          23,557
         Accretion on securities                   5,722           4,686
         Net unrealized gain on securities        26,775            -
                                                  45,097          28,243

         Net deferred tax assets                $238,512       $ 620,995

       The income tax expense (benefit) on realized securities gains (losses) was $376, ($149), and $961, for the years ended
       December 31, 1995, 1994 and 1993, respectively.

Note 9.  Employee Benefits

       Profit-Sharing Plan: The subsidiary bank sponsors a noncontributory defined contribution profit-sharing plan covering substantially all employees.
       Contributions to the Plan are at the discretion of the Board of Directors.

       401(k) Plan: The subsidiary bank also sponsors a 401(k) defined contribution plan covering substantially all employees.
       Participants are eligible to contribute up to 10% of their annual compensation to the Plan. The Bank matches participant contributions in an amount equal up to 3.5% of each participant's annual compensation. In addition, the Bank is also eligible to make discretionary contributions to the Plan.

       The Bank's contributions to the above Plans for the years ended December 31, 1995, 1994 and 1993, totaled $117,500, $75,259 and $106,899, respectively.

       Postretirement Benefit Plans: The subsidiary bank sponsors a postretirement healthcare plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements.
       Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for
       Postretirement Benefits other than Pensions" (SFAS No.
106) to account for its share of the costs of those benefits. In conjunction therewith, the Company charged 1993 net income $200,359 ($1.04
       per common share), representing the cumulative effect, net of applicable income taxes of $122,800, of fully accruing the $323,159 unfunded accumulated postretirement benefit obligation existing at
       January 1, 1993. The change in accounting had the additional effect of reducing 1993 income before the cumulative effect of the change in accounting principle by $11,727, or $0.06 per common share.






                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Net postretirement benefit cost included the following components for the years ended December 31,
       1995, 1994 and 1993:

                               1995           1994             1993
                          Health  Life       Health  Life    Health   Life
                          Care  Insurance    Care Insurance  Care  Insurance
                          Plan   Plan        Plan    Plan    Plan     Plan
       Service cost-benefits
       attributable to
       service during
       the year        $ 4,887  $ 1,905    $6,225  $ 2,454  $4,161  $  1,578
       Interest on
       accumulated
       postretirement
       benefit
       obligation      18,359     6,229    19,355    7,138  18,593     6,321
       Amortization of (gain)
       loss             (490)      -         331      694     -         -


       Net postretirement
       benefit cost $  22,756   $ 8,134  $25,911   $10,28 $ 22,754   $ 7,899

    The following tables set forth the plans' funded status reconciled with the obligations recognized in the accompanying consolidated balance sheets at December 31, 1995 and 1994


                                      1995                 1994
                      Health      Life            Health     Life
                       Care       Insurance        Care    Insurance
                       Plan       Plan      Total  Plan     Plan       Total
       Accumulated
       postretirement
       benefit obligation:
       Retirees   $(117,153) $(44,197) $(161,350) $(134,632) $(43,900)$(178,532)
       Active participants
         fully eligible
         for benefits (49,559) (19,053)  (68,612)   (33,131)  (12,427) (45,558)
       Other active
         participants (76,375) (29,587) (105,962)   (69,651)  (26,502)  (96,153)
                     (243,087) (92,837) (335,924)  (237,414)  (82,829) (320,243)

      Plan assets        -        -         -          -         -         -

      Accumulated
       postretirement
       benefit obligation
       in excess of
       plan assets   (243,087) (92,837)  (335,924) (237,414)  (82,829) (320,243)
      Unrecognized net (gain)
       loss          (39,303)   (1,703)   (41,006)  (30,932)   (7,814)  (38,746)

      Accrued postretirement
      benefit cost $(282,390) $(94,540) $(376,930)$(268,346) $(90,643)$(358,989)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The weighted average discount rates used in estimating the accumulated postretirement benefit obligations of the health care plan and the life insurance plan at December 31, 1995 and 1994, were
      7% and 8%, respectively.

      For measurement purposes, a 7% annual rate of increase in per capita healthcare costs of covered benefits was assumed through 1999, 6% for the next 5 years, 5 1/2% for the next 5 years, and 5%
      thereafter. If assumed healthcare cost trend rates were increased by 1 percentage point in each year, the accumulated postretirement benefit obligation at December 31, 1995, would be increased by
      $10,430 and the aggregate of the service and interest cost components of net postretirement benefit cost for the year ended December 31, 1995, would be increased by $938.

Note 10. Lease Obligation

      The subsidiary bank leases its branch facility in Lewisburg, West Virginia under an operating lease with an initial term of ten years, commencing April 1, 1986.
The lease provides for two successive options
      for five-year renewals. Total lease payments of $90,446 were charged to expense for each of the years ended December 31, 1995, 1994 and 1993. Total future minimum lease payments under the lease are as follows:

                Year Ending
                December 31,                     Amount

                    1996                         $22,611

       The lessor of the branch facility is an entity owned by two directors of the Company and subsidiary bank.


Note 11. Commitments and Contingencies

       Financial instrument with off-balance-sheet risk: The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.


         Financial instruments whose contract        Contract Amount
            amounts represent credit risk          1995           1994
         Commitments to extend credit         $8,560,726        $5,005,431
         Standby letters of credit                 -               570,672

            Total                             $8,560,726        $5,576,103

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

       Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans. These letters of credit are generally uncollateralized.

       Litigation: The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

       Employment Agreement: The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under this agreement approximates $275,000 at December 31, 1995.

Note 12. Regulatory Restrictions on Capital and Dividends

       The subsidiary bank is required to maintain minimum amounts of capital to total "risk weighted"
       assets, as defined by banking regulations. A comparison of the subsidiary bank's capital as of
       December 31, 1995, with the minimum requirements for an adequately capitalized bank is presented below:

                                                  Minimum
                                          Actual  Requirements
            Tier 1 Risk-based Capital       16.19%    4.0%
            Total Risk-based Capital        18.16%    8.0%
            Leverage Ratio                  11.11%    3.0%

   The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 1996, the net retained profits available for dis-

       tribution to First National Bankshares Corporation as dividends without regulatory approval are approximately $890,000, plus net retained profits, as defined, for the interim periods through the date of declaration.

Note 13. Fair Value of Financial Instruments

       The following summarizes the methods and significant assumptions used by the Bank in estimating its fair value disclosures for financial instruments.

       Cash and due from banks: The carrying values of cash and due from banks approximate their estimated fair value.




                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Federal funds sold: The carrying values of Federal funds sold approximate their estimated fair values.

       Securities: Estimated fair values of securities are based on quoted market prices, where available.
       If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

       Loans: The estimated fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. No prepayments of principal are assumed.

       Deposits: The estimated fair values of demand deposits (i.e. noninterest bearing checking, NOW,
       Super NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

       Off-balance sheet instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown below.

       The carrying values and estimated fair values of the Bank's financial instruments are summarized below:


                                                   December 31, 1995
                                                             Estimated
                                               Carrying      Fair
                                                Value          Value
       Financial assets:
         Cash and due from banks               $2,720,887    $2,720,887
         Federal funds sold                       893,000       893,000
         Securities available for sale         10,500,880    10,500,880
         Securities held to maturity           13,514,482    13,609,276
         Loans                                 45,773,252    45,680,242

                                               $73,402,501  $73,404,285
       Financial liabilities:
         Deposits                              $66,166,188  $66,202,397





                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14. Condensed Financial Statements of Parent Company

       The investment of the Corporation in its wholly-owned subsidiary is presented on the equity method of accounting. Information relative to the Corporation's balance sheets at December 31, 1995 and
       1994, and the related statements of income and cash flows for the years ended December 31, 1995,
       1994 and 1993, are presented as follows:



       Balance Sheets

       Assets                                            1995          1994
       Cash                                           $  4,833       $4,635
       Investment in bank subsidiary, eliminated
          in consolidation                           8,409,837    7,304,242
       Other assets                                     58,484       79,131

            Total assets                            $8,473,154 $  7,388,008

       Liabilities and shareholders' equity

       Liabilities

       Dividends payable                              $ 57,750      $77,000

       Shareholders' equity

       Common stock, $5.00 par value, authorized
         500,000 shares, issued 192,500 shares         962,500      962,500
       Capital surplus                               1,000,000    1,000,000
       Retained earnings (consisting of undivided profits of
         subsidiary not yet distributed)             6,409,585    5,873,771
       Net unrealized gain (loss) on securities         43,319     (525,263)

         Total shareholders' equity                  8,415,404    7,311,008
            Total liabilities and
              shareholders' equity                  $8,473,154   $7,388,008

       Statements of Income             1995             1994          1993

       Income - dividends from bank
         subsidiary                 $ 231,000      $   192,500    $  173,250
       Expenses - operating             1,932            5,607        13,226
       Income before income taxes and undistributed
         income                       229,068          186,893       160,024
         Applicable income tax expense
         (benefit)                       (733)          (2,131)       (4,860)
       Income before undistributed
         income                       229,801          189,024       164,884
       Equity in undistributed income
         in bank subsidiary           537,013          352,965       133,106

         Net income                  $766,814         $541,989    $  297,990



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Statements of Cash Flows         1995             1994          1993

       CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                  $766,814        $541,989      $297,990
         Adjustments to reconcile net income to net
            cash provided by operating activities:
         Equity in undistributed net income of
            subsidiary               (537,013)       (352,965)      (133,106)
         (Increase) decrease in
            other assets               20,647         (74,271)            49

         Net cash provided by
         operating activities         250,448         114,753        164,933

       CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid to shareholders (250,250)       (115,500)      (173,250)

            Net cash (used in) financing
            activities               (250,250)       (115,500)      (173,250)

         Increase (decrease) in cash      198            (747)        (8,317)

         Cash:
            Beginning                   4,635           5,382         13,699

            Ending                   $  4,833        $  4,635         $5,382

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
         AND FINANCING ACTIVITIES

       Dividends declared and unpaid $ 57,750        $ 77,000          $-

       First National Bankshares Corporation accounts for its investment in its bank subsidiary by the equity method. During the years ended December 31, 1995, 1994 and 1993, changes were as follows:

         Number of shares owned at December 31, 1995 -   38,500
         Percent to total shares at December 31, 1995 -    100%

       Balance at December 31, 1992                       $7,343,434

         Add (deduct):
            Equity in net income                          306,356
            Dividends declared                           (173,250)
       Balance at December 31, 1993                     7,476,540

         Add (deduct):
            Equity in net income                          545,465
            Dividends declared                           (192,500)
            Net unrealized gain (loss) on securities     (525,263)

       Balance at December 31, 1994                     7,304,242

         Add (deduct):
            Equity in net income                          768,013
            Dividends declared                           (231,000)
            Change in net unrealized gain
            (loss) on securities                          568,582

       Balance at December 31, 1995               $     8,409,837






  ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
  FINANCIAL DISCLOSURE

  None.

                                 PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The number of directors of the Company is fixed at 11. Each director of the Company is also a director of the Bank. Additional information about the directors, including their principal occupation and age, is set forth in the following table:



Name, Positions and                                   Year First         Year
Offices Held (Other                                   Became a           Term
Than Director)          Principal Occupation          Director            of
With the Company        or Employment for             of the           Office
and the Bank            the Past Five Years     Age       Company      Expires

S. Elwood Bare          Pharmacist; Owner/President    69   1986         1996
  Chairman of the Board,      of P.A. George & Co.,
  Member of Asset/Liability,  Inc. (drug store)
  Audit & Compliance, and
  Trust Committees of the
  Bank

L. Thomas Bulla         President & CEO of             56   1993         1998
  President & CEO       First National Bankshares Corp.
  of the Company        and First National Bank (1993-
  Member of Asset/      present); Director, President
  Liability and         & CEO of Bank One, West Virginia
  Trust Committees      Charleston, NA (1985-1993)
  of the Bank

J. R. Dawkins           Cattle Dealer; Farm            78    1986        1997
  Member of Audit &     Operator
  Compliance Committee
  of the Bank

Richard E. Ford         Attorney at Law                68    1987        1996
  Member of Audit &     Partner - Haynes, Ford
  Compliance and Trust  & Rowe
  Committees of the Bank

Walter Bennett Fuller   Retired Banker                 72    1986        1997
  Vice Chairman of the Board,
  Member of Asset/Liability,
  Audit & Compliance, and
  Trust Committees of the Bank

William D. Goodwin          Attorney at Law,           52    1986        1998
  Member of Asset/Liability    Owner/Broker, Coldwell
  and Trust Committees of      Banker Stuart & Watts Real
  the Bank                     Estate, Inc.



                                               (Table continued on next page)


Name, Positions and                                   Year  First      Year
Offices Held (Other                                   Became a         Term
Than Director)          Principal Occupation          Director          of
With the Company        or Employment for             of the          Office
and the Bank            the Past Five Years     Age   Company         Expires


Houston B. Moore, M.D.  Retired Physician; Farm   68   1986           1997
  Member of Asset/Liability    Operator and Cattle Dealer
  Committee of the Bank

Lucie T. Refsland, Ed.D. Interim Director (1995)
  Member of Trust        and Associate Professor  59   1995           1998
  Committee of the Bank  Mathematics (1993 - present)
                         Greenbrier Community College

William R. Satterfield  Owner - Greenbrier        51    1986          1998
  Member of Asset/Liability     Insurance Agency
  and Audit & Compliance
  Committees of the Bank

Richard L. Skaggs       Partner - Park Grove      73    1986          1997
  Member of Audit &     Farms (farm feed and
  Compliance Committee  supply)
  of the Bank

Ronald B. Snyder        President, R.B.S., Inc.   56    1988          1996
  Member of Asset/Liability   (construction company)
  Committee of the Bank



The directors of the Company serve staggered 3 year terms.
Directors Bare, Ford, and Snyder whose terms expire in 1996, have been nominated to stand for re-election at the 1996 annual meeting of the Company's stockholders to serve a 3 year term which will expire in 1999.


On March 16, 1996, Director Houston B. Moore, M.D., died after a long illness. As provided for in the Company's bylaws, the Board of Directors will appoint a new director to fulfill Dr.
Moore's unexpired term.
Executive Officers
The current executive officers of the Company and the Bank and information about these officers is set forth on the following table.



Name                 Age     Offices Held During Last Five Years

L. Thomas Bulla       56     President & CEO of the Company and the Bank
                             (1993 to present);President and CEO of Bank One,
                             West Virginia, Charleston, NA (1985 - 1993)

Charles A. Henthorn   36     Executive Vice President of the Bank (1996 to
                             present); Senior Vice President of the Bank
                             (1994 to 1996); Vice President and Senior
                             Commercial Lender of Bank One, West Virginia,
                             Charleston, NA (1991- 1994); National Bank
                             Examiner with the Office of the Comptroller of
                             the Currency (1983 - 1991)

Darrell G. Echols     59     Vice President of the Company (1987 to
                             present); Senior Vice President and Loan Officer of
                             the Bank (1970 to present)
Keith E. Morgan       58     Secretary-Treasurer of the Company (1987 to
                             present); Senior Vice President, Cashier,
                             Trust Officer and Secretary to the Board of the
                             Bank  (1970 to present)

William D. Sturgill   48     Vice President and Operations Officer of the
                             Bank  (1972 to present)


The executive officers of the Company listed above shall continue in office until the 1996 organizational meeting of the directors of the Company. It is expected that, for 1996, the current officers will be re-elected to the offices they now hold. The executive officers of the Bank listed above shall continue in office until the 1997 organizational meeting of its directors; and it is expected that these persons will be reelected to the offices they now hold.


Compliance with Section 16(a) of the Exchange Act
The Company  files this Form 10-K Annual Report pursuant to
Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Since the Company does not have any class of securities registered pursuant to Section 12 of the Exchange Act, the provisions of Section 16 thereof are not applicable to the Company's directors, officers and shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid to the chief executive officer for the years
1995, 1994 and 1993:



                                                         All Other
   Name and                        Salary     Bonus     Compensation
   Principal Position    Year        ($)       ($)          ($)


   L. Thomas Bulla (1)   1995      137,500   25,000       24,287   (3)
   President & CEO of the
   Company and the Bank  1994      125,000     -0-         9,498


   William M. Dickson (2)1993      99,155      400         9,393
   President of the Company
   and the Bank

   FOOTNOTES:
        (1) Mr. Bulla was appointed President and CEO year-end 1993.
        (2) Mr. Dickson retired effective year-end 1993.
        (3) The amount shown under the "All Other Compensation" column above for 1995 is the total of the following: (i) directors fees of $6,800, (ii) the amount of premiums paid by the Bank for term life insurance for Mr. Bulla's benefit of $1,356, (iii) 401-K Plan contribution of $5,714, (iv) Profit Sharing Supplemental Retirement Plan contribution of $10,417.



The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual salary in the event there is a change in control in the Company (as defined therein) and a termination of his employment. The maximum contingent liability under this agreement approximates $275,000 at December 31, 1995.


The Directors of the Company do not receive any fees or
compensation for services as directors thereof.   All of the
directors of the Company, however, are also directors of the Bank; and, as such, receive $200.00 for each Board, and $50.00 for each Board Committee meeting attended, plus $200.00 per month. No Board Committee fees are paid to directors who are also salaried officers of the Bank.

On March 26, 1996, the Board of Directors voted to submit an incentive stock option by the stockholders at the scheduled annual meeting. The purpose of the plan is to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

There are no shareholders, known to the Company, who beneficially own more than 5% of the Company's common stock, the only class of stock outstanding, as of February 28, 1996.

The following table sets forth information as of February 28, 1996, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of the Company and by all of the directors and executive officers of the Company and the Bank as a group:



                              Shares Owned               Percent of
     Name                     Beneficially               Class

     S. Elwood Bare                1,125           (1)       .58%
     L. Thomas Bulla                6,150          (2)      3.19%
     John R. Dawkins               4,665           (3)      2.42%
     Richard E. Ford                2,927          (4)      1.52%
     Walter Bennett Fuller         1,875           (5)       .97%
     William D. Goodwin            1,570           (6)       .82%
     Houston B. Moore, M.D.          895           (7)       .46%
     Lucie T. Refsland, Ed.D.        203           (8)       .11%
     William R. Satterfield, Jr.   1,325           (9)       .69%
     Richard L. Skaggs               525           (10)      .27%
     Ronald B. Snyder              3,248           (11)     1.69%

     All Directors and Executive Officers of the Company & Bank as
     a Group (14 persons)         29,683                   15.43%



FOOTNOTES

(1) Mr. Bare has sole voting and investment authority for 950 shares and shared voting and investment authority for
     175 shares.
(2) Mr. Bulla has sole voting and investment authority for 3,600 shares and shared voting and investment authority for
     2,550 shares.
(3) Mr. Dawkins has sole voting and investment authority for 4,165 shares and shared voting and investment authority for 500 shares.
(4) Mr. Ford has sole voting and investment authority for 1,612 shares and shared voting and investment authority for
     1,315 shares.
(5) Mr. Fuller has sole voting and investment authority for 1,875 shares.
(6) Mr. Goodwin has sole voting and investment authority for 920 shares and shared voting and investment authority for 650 shares.
(7) Dr. Moore has sole voting and investment authority for 400 shares and shared voting and investment authority for
     495 shares.
(8) Ms. Refsland has sole voting and investment authority for 203 shares and shared voting and investment authority for -0- shares.
(9) Mr. Satterfield has sole voting and investment authority for 1,075 shares and shared voting and investment authority for 250 shares.
(10) Mr. Skaggs has sole voting and investment authority for 200 shares and shared voting and investment authority for
     325 shares.
(11) Mr. Snyder has sole voting and investment authority for 200 shares and shared voting and investment authority for
     3,048 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business since January 1, 1995, The Company's subsidiary, the Bank, as in the past, has had banking transactions with the directors and executive officers of the Company and the Bank, members of their immediate families, corporations and other entities in which such directors and officers were executive officers or had, directly or indirectly, beneficial ownership of 10% or more in any class of equity securities, and trusts in which they have a substantial beneficial interest or for which they serve as a fiduciary. Management of the Company is of the opinion that any outstanding extensions of credit to such persons were made in the ordinary course of the business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of the Financial Statements for additional information.


The Bank leases its branch banking facility on Route 219 North in Lewisburg, West Virginia, from Company Directors
Goodwin and Satterfield. The lease term began April 1, 1986, and runs for a period of 10 years, expiring in March of 1996. The Bank has the right to renew the lease for 2 additional successive 5 year periods. The annual rental during the initial 10 year term is $90,446. In 1995, the Bank paid the lessors rent in the amount of $90,446.

In January of 1996, Bank Management and the Board of Directors opted to regegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the current lease, but to commence with the purchase of land and the construction of a new branch location. The lease is to be continued on a month-to-month basis until a new location is constructed.



                                   PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K



                                                                   Page(s) in
                                                                   Form 10-K
(a) (1) Financial Statements
      The following consolidated financial statements and accountant's report appear on pages 20 through 43 of this Form 10-K


      Report of independent auditors . . . . . . . . . . . . . . . . . . . 20

      Consolidated balance sheets at December 31, 1995 and 1994. . . . . . 21

      Consolidated statements of income for the years ended December 31,
      1995, 1994, and 1993. . . . . . . . . . . .  . . . . . . . . . . .22-23

      Consolidated statements of shareholders' equity for the years ended December 31, 1995, 1994, and 1993. . . . . . . . . .  . . . . 24

      Consolidated statements of cash flows for the years ended
       December 31, 1995, 1994, and 1993. . . . . . . . . . . .  . . . .25-26

      Notes to the consolidated financial statements . . . . . . . . . .27-43


(a) (2) Financial Statement Schedules
      All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are inapplicable, or the information required thereby is set forth in the financial statements or the notes thereto


(a) (3) Exhibits required to be filed by Item 601 of Regulation
        S-K and 14(c) of Form 10-K
        See index to exhibits. . . . . . . . . . . . . . . . . . . . . . . 54


(b)  Reports on Form 8-K
      No reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1995.


(c)  Exhibits
        See Item 14(a)(3), above


(d)   Financial Statement Schedules
        See Item 14(a)(2), above


                                 SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST NATIONAL BANKSHARES
                                CORPORATION (Registrant)


                                By:  /s/ L. Thomas Bulla           03/12/96
                                   L. Thomas Bulla
                                   President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Bennett Fuller   03/12/96       /s/ William R.Satterfield Jr.    03/12/96
Bennett Fuller, Director                William R.Satterfield, Jr., Director

/s/ Ronald B. Snyder 03/12/96       /s/ Richard E. Ford      03/12/96
Ronald B. Snyder, Director              Richard E. Ford, Director

/s/ William D. Goodwin  03/12/96
William D. Goodwin, Director            H. B. Moore, M.D., Director

/s/ S. Elwood Bare   03/12/96       /s/ Richard L.Skaggs        03/12/96
S. Elwood Bare, Director                Richard L.Skaggs, Director

                                   /s/ Lucie T. Refsland, Ph.D. 03/12/96
John R. Dawkins, Director              Lucie T. Refsland, Ph.D., Director




/s/ L. Thomas Bulla  03/12/96      /s/ Keith E. Morgan           03/12/96
L. Thomas Bulla, President, Chief      Keith E. Morgan, Secretary & Treasurer
Executive Officer and Director     Principal Financial and Accounting Officer)
(Principal Executive Officer)

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


    The Company has not yet sent an annual report and proxy materials to its stockholders. Such report and material shall be sent to its stockholders subsequent to the filing of this Form 10-K, and copies thereof shall be furnished to the
    Commission when they are sent to the stockholders.

                              INDEX TO EXHIBITS


                                                              PRIOR FILING
EXHIBIT                                                         REFERENCE
NUMBER      DESCRIPTION                                          OR PAGE


(3)i        Articles of Incorporation of Registrant. . . . . . . . (a)


(3)ii       By-laws of Registrant. . . . . . . . . . . . . . . . . (a)

(10)        Material Contract
            Agreement dated October 14, 1993, between L. Thomas Bulla
            and First National Bank. . . . . . . . . . . . . . . . (a)


(21)        Subsidiary of Registrant . . . . . . . . . . . . . . . .55


(23)        Consents of experts and counsel
            Consent of Independent Auditors. . . . . . . . . . . . .56
            Consent of Persinger & Company, L.L.C. . . . . . . . . .57





(a)  Attached to and incorporated by reference from First
National Bankshares Corporation's Form 10-K Annual Report
     dated December 31, 1994, and filed March 28, 1995, with the
Securities and Exchange Commission.

                                 EXHIBIT (21)
                         SUBSIDIARY OF THE REGISTRANT



The following is the subsidiary of the registrant. Such subsidiary is incorporated in the State of West Virginia.


FIRST NATIONAL BANK, a national banking association organized under the laws of the United States of America.

                       CONSENT OF INDEPENDENT AUDITORS





Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form
10-K of our report dated February 2, 1996, on our audit of the consolidated financial statements of First National
Bankshares Corporation as of December 31, 1995 and 1994, and for the two years in the period ended December 31, 1995, appearing in thie 1995 Annual Report to Shareholders of First National Bankshares Corporation.



                                     ARNETT & FOSTER   /s/



Charleston, West Virginia
March 25, 1996

                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DISTRICT OF COLUMBIA


We hereby consent to the use in this Annual Report on Form 10-K of our report, dated January 6, 1994, except for notes 15 and 17, as to which the date is March 21, 1995, relating to the consolidated statements of income, shareholders' equity and cash flows of First National Bankshares Corporation for the year ended December 31, 1993.

                                  PERSINGER & COMPANY, L.L.C. /s/
Covington, Virginia
March 22, 1996