Form 10-Q
period 1996-03-31
FIRST NATIONAL BANKSHARES CORP
filed 1996-05-07
CIK 814178

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                   March 31, 1996


                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required tobe filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes                No

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1996:

                 Common Stock, $5 par value -- 192,500 shares


                       THIS REPORT CONTAINS  22  PAGES

                    FIRST NATIONAL BANKSHARES CORPORATION

                                  FORM 10-Q
                For the Quarterly Period Ended March 31, 1996

                                    INDEX




PART I.  FINANCIAL INFORMATION                                PAGE

  Item 1.   Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and December 31, 1995  3

       Consolidated Statements of Income -
         Three Months Ended March 31, 1996 and 1995              4

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1996 and 1995              5

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995            6-7

       Notes to Consolidated Financial Statements             8-12


  Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                          13-20



PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                     21

  Item 4. Submission of Matters to a Vote of Security Holders   21

  Item 5. Other Information                                     21

  Item 6.   Exhibits and Reports on Form 8-K                              21



SIGNATURES                                                                22

PART I.  FINANCIAL INFORMATION

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)

                                              March 31,           December 31,
                                              1996                   1995
       ASSETS                                 (Unaudited)         (Unaudited)
Cash and due from banks                       $   2,142          $   2,721
Federal funds sold                                6,116                893
Securities available for sale (Note 2)            8,952             10,501
Securities held to maturity (estimated market value
  $12,244 and $13,609, respectively) (Note 2)    12,243             13,514
Loans, net (Notes 3 and 4)                       45,591             45,773
Bank premises and equipment                       1,133                999
Accrued interest receivable                         547                707
Other assets                                        545                347

       Total assets                           $  77,269          $  75,455

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Noninterest bearing                      $   8,359          $   8,691
     Interest bearing                            59,434             57,475
       Total deposits                            67,793             66,166
  Other liabilities                                 966                873

       Total liabilities                         68,759             67,039

Commitments and Contingencies

Shareholders' equity
  Common stock, $5.00 par value, authorized
     500,000 shares, issued 192,500 shares          963                963
  Surplus                                         1,000              1,000
  Retained earnings                               6,537              6,410
  Net Unrealized gain (loss) on securities           10                 43
       Total shareholders' equity                 8,510              8,416

       Total liabilities and shareholders'
          equity                       $         77,269        $     75,455









          See Notes to Condensed Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
              (In thousands of dollars, except per share data)


                                                Three Months Ended
                                                     March 31,
                                                 1996         1995
Interest Income
  Interest and fees on loans                   $1,115       $  905
  Interest and dividends on securities:
     Taxable                                      266          368
     Tax-exempt                                    54           62
  Interest on Federal funds sold                   42           37
     Total interest income                      1,477        1,372

Interest Expense
  Interest on deposits                            571          508

     Net interest income                          906          864

Provision for loan losses                           0            0

     Net interest income after provision
       for loan losses                            906          864

Other income
  Service fees                                     49           47
  Insurance commissions                             5            3
  Securities gains                                  1            0
  Other income                                     39           44
                                                   94           94

Other expense
  Salaries and employee benefits                  361          348
  Net occupancy expense                            49           56
  Equipment rental, depreciation and maintenance   56           35
  Other operating expenses                        263          346
                                                  729          785

Income before income taxes                        271          173

  Income tax expense                               82           46

     Net income                              $    189  $       127

Earnings per common share (Note 5)           $   0.99  $      0.66

Dividends per common share                   $   0.33  $      0.30


          See Notes to Condensed Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                          (In thousands of dollars)

                                                Three Months Ended
                                                     March 31,
                                                1996         1995
Balance, beginning of period                 $ 8,416     $  7,311

  Net income                                     189          127

  Cash dividends declared                        (63)         (58)

  Change in net unrealized (loss) on
     securities available for sale               (32)         268

Balance, end of period                       $ 8,510    $   7,648





























          See Notes to Condensed Consolidated Financial Statements

          FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                          (In thousands of dollars)

                                                     Three Months Ended
                                                            March 31,
                                                         1996   1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  189    $127
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation                                          38      34
     Provision for loan losses                              0       0
     Amortization of security premiums (accretion) of
        security discounts, net                             3      (3)
     (Increase) Decrease accrued interest receivable      160     240
     (Increase) Decrease in other assets                 (176)   (197)
     Increase (Decrease) in other liabilities              89      66
     Net cash provided by operating activities            303     267

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of securities held
     to maturity                                        1,272      0
  Proceeds from maturities and calls of securities
     available for sale                                 1,500  4,500
  Principal payments received on securities held to
     maturity                                               0      0
  Purchases of securities held to maturity                  0   (1,953)
  Purchases of securities available for sale              (10)     0
  Principal collected on (loans made to) customers, net   182   (1,023)
  Purchases of bank premises and equipment               (172)     (70)
  Proceeds from sale of other real estate                   0        0

     Net cash provided by investing activities          2,772    1,454

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW
     and savings accounts                               1,327   (1,483)
  Proceeds from sales of (payments for matured)
     time deposits, net                                   300   (1,347)
  Dividends paid                                          (58)     (77)

     Net cash (used in) financing activities            1,569   (2,907)

     Increase (decrease) in cash and cash equivalents   4,644   (1,186)

Cash and cash equivalents:
  Beginning                                           $ 3,614 $  5,441

0  Ending                                             $ 8,258 $  4,255

                                 (Continued)
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (Unaudited)
                          (In thousands of dollars)


                                                      Three Months Ended
                                                            March 31,
                                                       1996            1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest paid to depositors                     $  503        $  503

     Income taxes                                    $  131        $    0



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Dividends declared and unpaid                      $   63        $   58




































          See Notes to Condensed Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.     Basis of Presentation
       The accounting and reporting policies of First National Bankshares
       Corporation and Subsidiary (the "Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited except where indicated.
       In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.
       The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1995 audited financial statements and Form 10-K.


Note 2.     Securities
       The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1996 and December 31, 1995 are summarized as follows (in thousands):


                                                      March 31, 1996
                                                          Estimated
                                Amortized   Unrealized    Unrealized   Fair
                                  Cost        Gains         Losses    Value
       Held to maturity:
         Taxable:
         U.S. Treasury Securities $  2,001  $    3        $    3     $   2,001
         U.S. Government Agencies
            and corporations         5,226      13            26         5,213
         Corporate Debt Securities     500       0            10            490
            Total Taxable            7,727      16            39         7,704

         Tax Exempt:
         State & political
            subdivisions             4,516      49            25         4,540

         Total securities held
            to maturity           $ 12,243  $   65          $ 64      $ 12,244



            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                March 31, 1996
                                                                     Estimated
                                    Amortized  Unrealized   Unrealized  Fair
                                    Cost          Gains       Losses    Value
       Available for Sale:
         Taxable:
         U.S. Treasury Securities    $    972  $    3       $    -      $ 975
         U.S. Government Agencies
            and corporations            7,664      19            7      7,676
         Federal Reserve Bank Stock        57       -            -         57
         Federal Home Loan Bank Stock     242       -            -        242
                 Total Taxable          8,935      22            7      8,950

         Tax Exempt:
         Federal Reserve Bank Stock         2       -            -          2

         Total securities held to
             maturity                $  8,937  $   22       $    7   $  8,952



                                               December 31, 1995
                                                                     Estimated
                                Amortized   Unrealized     Unrealized   Fair
                                  Cost          Gains       Losses      Value
       Held to maturity:
         Taxable:
         U.S. Treasury Securities  $  3,001    $   12    $     -      $  3,013
         U.S. Government Agencies
            and corporations          5,496        33          9         5,520
         Corporate Debt Securities      500         -          6           494
            Total Taxable             8,997        45         15         9,027

         Tax Exempt:
         State & political
            subdivisions              4,517        74          9         4,582

         Total securities held
            to maturity            $ 13,514   $   119    $    24      $ 13,609


                                             December 31, 1995
                                                                     Estimated
                              Amortized     Unrealized   Unrealized    Fair
                                  Cost          Gains      Losses     Value
       Available for Sale:
         Taxable:
         U.S. Treasury Securities $  969     $   25      $    -         $ 994
         U.S. Government Agencies
            and corporations       9,171         52           7         9,216
         Federal Home Loan Bank
            Stock                    232         -            -          232
         Federal Reserve Bank Stock   57         -            -           57
            Total Taxable         10,429         77           7       10,499

         Tax Exempt:
         Federal Reserve Bank Stock    2          -           -            2

         Total securities held
            to maturity         $ 10,431     $   77      $   7     $  10,501




            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 1996 are summarized as follows (in thousands):


                             Held to Maturity             Available for Sale
                                      Estimated                      Estimated
                            Amortized     Fair           Amortized      Fair
                               Cost       Value             Cost       Value
 Due within 1 year               $2,385    $2,381          $5,525      $5,530
 Due after 1 but within 5 years   6,567     6,549           3,111       3,121
 Due after 5 but within 10 years  3,291     3,314               0           0
 Due after 10 years                   0         0             301         301

                               $ 12,243  $ 12,244          $8,937      $8,952


  The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the three month periods ended March 31, 1996 and 1995 are as follows (in thousands):

                                    Proceeds From         Gross Realized
                                 Calls and     Principal
                            Sales  Maturities    Payments    Gains    Losses
  Three months ended March 31, 1996
  Securities held to maturity  $  -   $1,272      $ -        $   -   $    -
  Securities available for sale   -    1,500        -            -        -
                               $  -   $2,772      $ -        $   -   $    -

  Three months ended March 31, 1995:
  Securities held to maturity  $  -   $ -         $ -        $   -    $   -
  Securities available for sale   -    4,500        -            -        -
                               $  -   $4,500      $ -        $   -    $   -


Note 3.     Loans
       Total loans as of March 31, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                March 31,         December 31,
                                                  1996               1995
       Commercial, financial and agricultural   $13,015            $ 13,135
       Real estate - construction                 1,640               2,020
       Real estate - mortgage                    23,705              23,430
       Installment loans to individuals           6,435               6,522
       Other                                      1,591               1,571
         Total loans                             46,386              46,678

       Less unearned income                        (189)               (262)
         Total loans net of unearned income      46,197              46,416

       Less allowance for loan losses              (606)               (643)
            Loans, net                          $45,591            $ 45,773





            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.     Allowance for Loan Losses
       Analyses of the allowance for loan losses are presented below (in thousands) for the three month periods ended March 31, 1996 and 1995:

                                                      Three Months Ended
                                                            March 31,
                                                    1996            1995
       Balance, beginning of period                $  643         $  853

         Loans charged off                            (61)          (117)
         Recoveries                                    24             25
            Net losses                                (37)          ( 92)

         Provision for loan losses                      0              0

       Balance, end of period                      $  606         $  761


Note 5.     Commitments and Contingencies
       In January of 1996, the Company received permission from its regulatory authority to open a branch in Charleston, West Virginia. This branch is to be located in Laidley Towers, a 16-story high-rise office building in downtown Charleston.

       As part of this branch expansion, the Company entered into a 10-year non-cancelable lease agreement with the building owners calling for monthly rental payments in the amount of $8,497.50. The total cost of rennovation and buildout of the space is expected to approximate the buildout allowance from the Lessor, with only minimal leasehold improvement expenditures anticipated by the Company. Major components of this lease, dated March 11, 1996, between Laidley Developers Limited Partnership and First National Bank include:

       Leased Premises - The amount of leased space is defined as 4,532 square feet of Rentable Area.

       Term - The term of the lease shall commence in May, 1996, or upon substantial completion of space rennovations and shall expire 120 months thereafter.

       Extension of Term - The lessee shall have the option to extend this lease for two (2) consecutive periods of sixty (60) months each subject to the same terms and conditions of the original lease. Base rent will be at the market rate for comparable space in the Building prevailing at the time of such renewal, but shall not be less than $22.50 per square foot.

       Base Rent Amount - The monthly lease amount shall be $8,497.50 payable in advance on the first day of each month. The Lessee also agrees to pay to the Lessor, as additional rent, any operating expense differential in excess of the allowed $6.50 per square foot of rentable area (this equates to a $29,458.00 annual operating expense allowance). "Operating expense" is defined as any expense incurred by Lessor for any calendar year in connection with the operation, management, servicing, maintenance and repair of the Building as determined in accordance with generally accepted accounting principles, property taxes, insurance and any tax imposed upon gross receipt of rents, but shall not include: depreciation provision, interest on indebtedness, income taxes, dividends or other expenses not directly related to the operations of the Building.

       Utilities and Service - Lessor shall provide:
         a) Normal air conditioning and heating during all normal business hours.
         b) Hot and cold water, twenty-four hours a day at those points of supply provided for general use by other tenants in the Building.
         c) Janitorial service in and about the Building and the Leased Premises five days per week, including periodic window washing.
         d) Passenger elevator service
         e) Building directory in main lobby with name and address of tenant.
         f) Electrical service available 24-hours a day.
         g) Access to loading dock during all Normal Business Hours.
         h) Security to the Building during weekends and after Normal Business Hours during the week. However, lessor is not liable to lessee for theft or burglary or for damages done by unauthorized persons in the Building.

       Maintenance and Repairs - Lessor shall be required to make only those repairs and maintenance required for normal maintenance operations and such additional maintenance as may be necessary because of damage by persons other than the Lessee. The Lessee will, at its own cost and expense, repair or replace any damage done to the Building done by the Lessee or Lessee's agents, employees, invitees or visitors.

       Assignment or Sublease - Lessee does not have the right to assign or sublease the leased premises without prior written consent of Lessor.

       Future Minimum Rental Payments - Future minimum lease payments are estimated as follows:


         Year Ending
         December 31,                 Amount
            1996               $     59,482.50
            1997                    101,970.00
            1998                    101,970.00
            1999                    101,970.00
            2000                    101,970.00
            2001                    101,970.00
            2002                    101,970.00
            2003                    101,970.00
            2004                    101,970.00
            2005                    101,970.00
            2006                     42,487.50
                 Total           $1,019,700.00


Note 6.     Earnings Per Share
       Earnings per common share are computed based on the weighted-average shares outstanding. For the three month periods ended March 31, 1996 and 1995, the weighted-average common shares outstanding was 192,500.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares
Corporation (the "Company" or "Bankshares"), and its subsidiary, First National
Bank. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes accompanying this analysis.

EARNINGS SUMMARY
The Company reported net income of $189,000 for the three months ended March 31, 1996 compared to $127,000 for the quarter ended March 31, 1995, representing a 49% increase. The increase in quarterly earnings was primarily attributable to increased net interest income and decreased non-interest expense, net of applicable income taxes. See NET INTEREST INCOME, NON-INTEREST EXPENSE AND
INCOME TAXES sections which follow for further discussion of these items.

Earning per common share were $0.99 for the quarter ended March 31, 1996 compared to the $0.66 reported for the first quarter of 1995. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart for the three month periods ended March 31, 1996 and 1995.


                                                      Three Months Ended
                                                           March 31,

                                                                    Increase
                                                   1996     1995  (Decrease)
Interest income                                  $  7.67 $   7.13   $ 0.54
Interest expense                                    2.96     2.64      0.32
  Net interest income                               4.71     4.49      0.22
Provision for loan losses                           0.00     0.00      0.00
  Net interest income after
      provision for loan losses                     4.71     4.49      0.22
Non-interest income                                 0.49     0.49      0.00
Non-interest expense                                3.79     4.08     (0.29)
  Income before income taxes                        1.41     0.90      0.51
Income tax expense                                  0.42     0.24      0.18
     Net income                                   $ 0.99   $ 0.66     $0.33

The Company's annualized return on average assets (ROA) for the first quarter of 1996 was 0.99% compared to 0.67% for the first quarter of 1995. Annualized return on average shareholders' equity (ROE) was 8.87% for the first quarter of 1996 compared to 6.77% in the first quarter of 1995.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt tofully taxable earning assets. For the periods ended March 31, 1996 and 1995, thetax-equivalent adjustment was $29,000 and $32,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totalled $934,000 for the three month period ended March 31, 1996 compared to $896,000 for the same period of 1995, representing an increase of $38,000 or 4.2%.
The Company's net annualized yield on interest earning assets increased slightly to 5.2% for the three months ended March 31, 1996, from 5.0% for the same period of 1995.

The increase in the yield on earning assets is primarily due to the allocation of funds previously invested in securities into higher yielding loans.
During the first quarter of 1996, loans yielded an average of 9.7% while securities' tax equivalent yield was 6.1%. The cost of interest bearing liabilities increased slightly, with 1996's annualized cost being 3.9% versus the previous year's 3.5%. This increase is due to slightly higher interest rates paid on time deposits during 1996 versus 1995's levels. These higher rates are a direct result of a certificate of deposit promotion during late 1995, which offered slightly higher rates that the Company's typical CD rates. It was the Company's intention to test its ability to increase its deposit base by offering this one-week promotion. Substantially all of the resulting certificates of
deposit will mature in July of 1996.   Further analysis of The Company's yields
on interest earning assets and interest earning liabilities and changes in its net interest income are presented on the following pages in TABLE I and TABLE II.


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

The provision for loan losses totalled $0 for the first quarter of 1996, the same level that was recorded during the first quarter of 1995. The lack of a provision in these quarters was primarily the result of management's general strengthening of the Company's loan underwriting standards, as well as a reduction in the level of past due loans.

The allowance for loan losses was $606,000 at March 31, 1996 compared to $643,000 at December 31, 1995. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.33% at March 31, 1996 compared to 1.40% at December 31, 1995. Loans charged-off, net of recoveries of previously charged-off loans, totalled $37,000 and $92,000 for the three months ended March 31, 1996 and 1995, respectively. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31, 1996 and 1995.

Non-accrual loans declined 31.6% to $389,000 as of March 31, 1996, compared to $569,000 as of March 31, 1995. The Company places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of non-accrual loans is attributed to the charge-off of several credits deemed uncollectible and the Company's enhanced loan collection policies and procedures.



                                    TABLE I

                          AVERAGE BALANCE SHEET AND
                        NET INTEREST INCOME ANALYSIS
                          (In thousands of dollars)


                           Three Months Ended         Three Months Ended
                             March 31, 1996             March 31, 1995
                        Average             Yield/   Average             Yield/
                         Balance Interest(1)  Rate   Balance  Interest(1) Rate
INTEREST EARNING ASSETS
  Loans                   $46,137   $1,115     9.7% $ 39,527 $  905        9.2%

  Securities:
     Taxable               18,247      266     5.8    24,923    368        5.9
     Tax-exempt             4,517       82     7.3     5,019     94        7.5
       Total securities    22,764      348     6.1    29,942    462        6.2

  Federal funds sold        3,343       42     5.0     2,853     37        5.2

       Total interest earning
         assets            72,244    1,505     8.3    72,322  1,404        7.8

NON-INTEREST EARNING ASSETS
  Cash and due from bank    2,155                     2,032
  Bank premises and
     equipment              1,028                     1,127
  Other assets              1,217                     1,496
  Allowance for llosses      (624)                     (835)

       Total assets       $76,020                  $ 76,142

INTEREST BEARING LIABILITIES
  Demand deposits         $12,575       84     2.7 $ 11,507       75       2.6
  Savings deposits         19,439      172     3.6   23,209      190       3.3
  Time deposits            25,772      315     4.9   23,962      243       4.1
     Total interest
       bearing liabilities 57,786      571     3.9   58,678      508       3.5

NON-INTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
     Demand deposits       8,640                      9,079
     Other liabilities     1,070                        885
     Shareholders' equity  8,524                      7,500

      Total liabilities and
      shareholders' equity $76,020               $   76,142

       NET INTEREST
         EARNINGS           $  934                $     896

NET YIELD ON INTEREST EARNING
  ASSETS                                     5.2%                          5.0%


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1996 and 1995.
                                  TABLE II

                   CHANGES IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                          (In thousands of dollars)



                                                      Three Months Ended
                                            March 31, 1996 vs. March 31, 1995
                                                    Increase (Decrease)
                                                    Due to Changes in:
                                         Volume(1)  Rate(1)   Total
INTEREST EARNING ASSETS
  Loans                                   $  158  $   52  $   210

  Securities:
     Taxable                                 (97)     (5)    (102)
     Tax-exempt (2)                           (9)     (3)     (12)
       Total securities                     (106)     (8)    (114)

  Federal funds sold                           6      (1)       5

     Total interest earning assets            58      43      101

INTEREST BEARING LIABILITIES
  Demand deposits                              7       2        9
  Savings deposits                           (33)     15      (18)
  Time deposits                               19      53       72

     Total interest bearing liabilities       (7)     70       63

       NET INTEREST EARNINGS              $   65  $  (27)  $   38

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -  Calculated on a fully tax-equivalent basis using the rate of 34%.

A summary of the Company's past due loans and non-performing assets is provided in the following table.


             SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                          (in thousands of dollars)

                                         March 31,               December 31,
                                      1996        1995               1995
Loans past due 90 or more days
  still accruing interest            $    0         0             $   0

Nonperforming assets:
  Nonaccruing loans                  $  389    $  569             $ 375
  Other real estate owned                 5         0                10
                                     $  394    $  569             $ 385



NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the three month period ended March 31, 1996, non-interest income totalled $94,000, the same level that was recorded during the first quarter of 1995. Stated as a percentage of average assets, non-interest income was 0.12% for both the first quarter of 1996 and 1995. A slight decrease in trust income was offset by a 4.2% increase in general service fees and a 66% increase in insurance commissions from $3,000 to $5,000.


NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of March 31, 1996, the Company's non-interest expense totalled $729,000, representing a decrease of $56,000 over the non-interest expense incurred in the first quarter of 1995.
Expressed as a percentage of average assets, non-interest expense decreased to 0.96% at March 31, 1996, from 1.03% at March 31, 1995.

Salaries and employee benefits are The Company's largest non-interest cost, representing approximately 49% and 44% of total non-interest expense at March 31, 1996 and 1995, respectively. Salaries and employee benefits increased
$13,000, or 3.7% as of March 31, 1996 compared to March 31, 1995. This increase is primarily due to general merit and promotion-related pay increases.
Equipment rental, depreciation and maintenance expense increased by 60% to $56,000 from $35,000. This is largely due to general repair and maintenance tasks undertaken by the Company due to a severe flood which impacted the Bank in January of 1996. Other operating expenses declined by $83,000, or 24%, during the first quarter of 1996. This decrease in other expenses was due to a general decrease in FDIC insurance premiums (which was recognized industry-wide), and a one-time legal settlement during the first quarter of 1995 which was a one-time, non-recurring expense.


INCOME TAXES
The Company's income tax expense, which includes both Federal and State income taxes, totalled $82,000 for the three month period ended March 31, 1996, reflecting a $36,000 increase when compared to the same period of 1995, principally due to an increased level of taxable earnings. Income tax expense equalled 30% and 27% of income before taxes at March 31, 1996 and 1995, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.




FINANCIAL CONDITION
The Company's total assets were $77,269,000 at March 31, 1996, compared to $75,455,000 at December 31, 1995, representing an increase of $1,814,000 or 2.4%. This increase is due largely to increase interest-bearing demand deposits and the corresponding increase in Fed Funds sold, which may be of a temporary nature. The Bank's core deposits, however, have remained relatively stable.

The Bank's total securities portfolio decreased by $2,820,000 or 12% from December 31, 1995. This decline is due to typical maturities and calls, as well as amortization of premiums paid. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loans, net of unearned income, remained relatively stable during the first quarter of 1996, decreasing only $182,000, or 0.3% from the year-end 1995 level.
A summary of the Bank's loans by category is included as Note 3 to the condensed consolidated financial statements.

Total deposits increased to $67,793,000 as of March 31, 1996, from $66,166,000 at December 31, 1995. As stated above, this increase was centered in interest-bearing deposit accounts.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totalled
$8,258,000 at March 31, 1996 versus $3,614,000 at December 31, 1995.  The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated future funding needs are met.

Further enhancing the Company's liquidity is the availability as of March 31, 1996 of $7,911,000 in securities maturing within one year. Also, The Company has classified in accordance with SFAS No. 115 securities with an estimated fair value totalling $8,952,000 as available for sale in response to an unforeseen need for liquidity.

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

                       INTEREST RATE SENSITIVITY GAPS
                               March 31, 1996
                          (In thousands of dollars)


                                         REPRICING (1)

                         Within 3   3 to 6     6 to 12     After
                          Months    Months      Months   12 Months     Total

INTEREST EARNING ASSETS
  Loans, net of unearned
      income             $ 16,190 $ 3,416    $  6,553     $  19,432  $   45,591
  Securities                1,000   4,000       1,385        14,810     21,195
  Federal funds sold         6,116     -           -            -        6,116
     Total interest
      earning assets        23,306  7,416       7,938        34,242     72,902

INTEREST BEARING LIABILITIES
  Demand deposits           13,462     -           -            -       13,462
  Savings deposits          19,962     -           -            -       19,962
  Time deposits              7,746  6,885       4,166         7,213     26,010
    Total interest
      bearing liabilities   41,170  6,885       4,166         7,213     59,434

    Contractual interest
      sensitivity gap      (17,864)   531       3,772        27,029     13,468

  Adjustment (2)            33,424     -      (33,424)          -          -


    Adjusted interest
      sensitivity gap    $  15,560 $  531  $  (29,652)     $ 27,029   $ 13,468

    Cumulative adjusted interest
       sensitivity gap     $15,560 $16,091  $ (13,561)    $  13,468
    Cumulative adjusted
       gap ratio              3.01    2.10       0.74          1.23

     Cumulative adjusted gap as a
         percent of earning
          assets             21.34%  22.07%    (18.60%)       18.47%

(1) -  Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.

On a contractual repricing basis, the Company is negatively gapped by ($17,864,000) over the less than three month time frame. Included within this time period are $33,424,000 in interest bearing demand deposits and savings accounts which on a contractual basis are immediately repriceable. However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, six months behind changes in market interest rates. For this reason, TABLE III reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than three month time frame of $15,560,000.


CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of The Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at March 31, 1996 was $8,510,000 compared to $8,416,000 at December 31, 1995, representing an increase of $94,000. This increase is due entirely to increases in retained earnings and was offset by a $33,000 decrease in the net unrealized gain on securities classified as available for sale. Total shareholders' equity expressed as a percentage of total assets remained at approximately 11% at March 31, 1996, which is consistent with December 31, 1995's level. Cash dividends totalling $63,000, or $0.33 per share were declared during the first quarter of 1996 versus dividends of $58,000, or $0.30 per share, during the first quarter of 1995. These payout levels represented approximately 33% and 45% of the Company's year-to-date earnings for the three-month periods ended March 31, 1996 and 1995, respectively.

As a Bank Holding Company, The Company is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At March 31, 1996, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table:

                          RISK-BASED CAPITAL RATIOS
                               March 31, 1996

                                                   Minimum
                                          Actual   Requirement
     Tier 1 risk-based capital ratio      16.6%    4.0%
     Total risk-based capital ratio       17.7%    8.0%
     Leverage ratio                       11.2%    3.0%


Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

BRANCH MATTERS
The Bank received approval from the Office of the Comptroller of the Currency in January, 1996, to open a branchfacility in Charleston, West Virginia.
Management anticipates opening the facility by early summer of 1996 in leased space at Laidley Tower, a high-rise office building in downtown Charleston.
Concurrent with the application for a Charleston branch, the Bank withdrew its previous application for a Huntington, West Virginia branch, which had been approved in January of 1995. See Note 5 to the condensed consolidated financial statements for more information.

The Bank has historically leased its branch banking facility on Route 219 North in Lewisburg, West Virginia, from two Company Directors. The lease term began
April 1, 1986, and ran for a period of 10 years, expiring in March of 1996.  In
January of 1996, Bank Management and the Board of Directors opted to renegotiate the lease in anattempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the existing lease, but tocommence with the purchase of land and the construction of a new branch location. The lease is to be continued on a month-to-month basis until a new location is constructed. Current plans call for the construction of a new facility on Route 219 North, approximately 1 mile north of the current location. On May 3, 1996, the Company exercised an option to purchased approximately 2 acres of land on Route 219, North at a contract price of $190,000. Construction plans and budgets for the new branch location have not been finalized, however it is estimated thatthe annual expense of this facility will be substantially less than the expenses on the current branch location.

STOCK OPTION PLAN
On March 26, 1996, the Board of Directors approved an incentive stock option plan to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. The incentive stock option plan was approved by the shareholders on April 25, 1996. Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock. No options have yet been granted.


PART II.  OTHER INFORMATION


  Item 1. Legal Proceedings
       None


  Item. 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of First National Bankshares Corporation was held on April 25, 1996. A total of 136,063 shares, or 70.7% of outstainding shares, were voted, with 120,028 represented by proxy and 16,035 represented in person. At this meeting, the following business was transacted.

     a)  The following individuals were elected to serve as Company directors for a three-year term expiring in 1999:
                                      Number of Votes Cast
                                  For         Against  Abstaining

         S. Elwood Bare           132,963         0     3,100
         Ronald B. Snyder         132,963         0     3,100
         Richard E. Ford          132,963         0     3,100

     b) The accounting firm of Arnett & Foster of Charleston, WV was approved by the shareholders as the Company's accounting firm. 136,013 shares voted for this appointment and 50 shares abstained. No votes were cast against this motion.

     c)  An incentive stock option plan (as more fully described in Management's
         Discussion and Analysis under the heading "Stock Option Plan") was approved by the shareholders. 124,141 shares voted for this plan, 11,392 shares voted against the plan, and 530 shares abstained from voting on this matter.

     d)  No other matters were voted upon by the shareholders at this meeting.


  Item 5. Other Information
       None


  Item 6.   Exhibits and Reports on Form 8-K

     a.  There are no exhibits included in this filing.

     b. The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 1996.

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







                                      FIRST NATIONAL BANKSHARES CORPORATION



                       By      /S/  L. Thomas Bulla
                                                            L. Thomas Bulla
                                      President and Chief Executive Officer





                        By      /S/ Keith E. Morgan
                                       Keith E. Morgan, Secretary & Treasurer




Date:   May 03, 1996

