Form 10-Q
period 1996-06-30
FIRST NATIONAL BANKSHARES CORP
filed 1996-07-30
CIK 814178

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE         ACT OF 1934

       For the quarterly period ended                   June 30, 1996

                                     or

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
               Yes                No

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1996:

                 Common Stock, $5 par value -- 192,500 shares






                      THIS REPORT CONTAINS   21   PAGES

                    FIRST NATIONAL BANKSHARES CORPORATION

                                  FORM 10-Q
                For the Quarterly Period Ended June 30, 1996

                                    INDEX



                                                                         Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Consolidated Balance Sheets - June 30, 1996 and December 31, 1995    3

       Consolidated Statements of Income -
         Three Months Ended June 30, 1996 and 1995 and
         Six Months Ended June 30, 1996 and 1995                            4

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended June 30, 1996 and 1995 and
         Six Months Ended June 30, 1996 and 1995                            5

       Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995                          6-7

       Notes to Consolidated Financial Statements                        8-11


  Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        12-19



PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                               20



SIGNATURES                                                                 21

PART I.  FINANCIAL INFORMATION

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)


                                              June 30,              December 31,
                                               1996                  1995
ASSETS                                        (Unaudited)           Audited
Cash and due from banks                       $   2,709          $   2,721
Federal funds sold                                  606                893
Securities held to maturity (estimated market value
  $19,117 and $13,609, respectively) (Note 2)    19,184             13,514
Securities available for sale (Note 2)            6,287             10,501
Loans, net (Notes 3 and 4)                       47,342             45,773
Bank premises and equipment                       1,538                999
Accrued interest receivable                         632                707
Other assets                                        586                347

       Total assets                           $  78,884          $  75,455




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non-interest bearing                     $   8,971         $   8,691
     Interest bearing                            60,171            57,475
       Total deposits                            69,142            66,166
  Repurchase Agreements                             149                 0
  Other liabilities                                 945               873

       Total liabilities                         70,236            67,039
Shareholders' equity
  Common stock, $5.00 par value, authorized
     500,000 shares, issued 192,500 shares          963               963
  Surplus                                         1,000             1,000
  Retained earnings                               6,687             6,410
  Net Unrealized gain (loss) on securities           (2)               43
       Total shareholders' equity                 8,648             8,416

       Total liabilities and shareholders'
          equity                            $    78,884           $75,455











               See Notes to Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
              (In thousands of dollars, except per share data)


                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      1996          1995     1996       1995
Interest Income
  Interest and fees on loans          $1,145    $    981   $2,260     $  1,886
  Interest and dividends on securities:
     Taxable                             290         356      556          724
     Tax-exempt                           53          61      107          123
  Interest on Federal funds sold          46          23       88           60
     Total interest income             1,534       1,421    3,011        2,793

Interest Expense
  Interest on deposits                   587         514    1,158        1,022
  Interest on Repurchase Agreements        1           0        1            0
     Total Interest Expense              588         514    1,159        1,022

     Net interest income                 946         907    1,852        1,771

Provision for loan losses                  0           0        0            0

     Net interest income after provision
       for loan losses                   946         907    1,852        1,771

Other income
  Service fees                            60          48       98           95
  Insurance commissions                    6           7       11           10
  Securities gains                         0           0        1            0
  Other income                            46          56       96          100
                                         112         111      206          205

Other expense
  Salaries and employee benefits         394         349      755          697
  Net occupancy expense                   46          44       95          100
  Equipment rental, depreciation
     and maintenance                      57          54      113           89
  Other operating expenses               266         281      529          627
                                         763         728    1,492        1,513

Income before income taxes               295         290      565          463

  Income tax expense                      80          78      162          124

     Net income                        $ 214      $  212   $  403       $  339

Earnings per common share (Note 5)    $ 1.11      $ 1.10   $ 2.09        $1.76

Dividends per common share            $ 0.33    $   0.30   $ 0.66        $0.60




               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                          (In thousands of dollars)

                                 Three Months Ended           Six Months Ended
                                      June 30,                   June 30,
                                  1996          1995        1996         1995
Balance, beginning of period     $8,510       $ 7,648  $    8,416    $   7,311

  Net income                        214           212         403          339

  Cash dividends declared           (63)          (57)       (126)        (116)

  Net unrealized (loss) on securities
     available for sale upon adoption of
     SFAS No. 115                     -            -            -          474

  Change in net unrealized (loss) on
     securities available for sale  (13)          205         (45)           0

Balance, end of period           $8,648       $ 8,008  $    8,648      $  8,008


































               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                          (In thousands of dollars)


                                                            Six Months Ended
                                                                 June 30,
                                                               1996   1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 403      $339
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                              75       67
     Provision for loan losses                                  0        0
     Amortization of security premiums (accretion) of
       security discounts, net                                 11      (15)
     (Increase) Decrease accrued interest receivable           75       80
     (Increase) Decrease in other assets                     (223)      11
     Increase (Decrease) in other liabilities                  66       45

     Net cash provided by operating activities                407      527

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale          0         0
  Proceeds from maturities and calls of securities held
     to maturity                                            1,272      1,298
  Proceeds from maturities and calls of securities
     available for sale                                     4,141      4,500
  Principal payments received on securities held to
     maturity                                                   0         0
  Purchases of securities held to maturity                 (6,941)     (1,954)
  Purchases of securities available for sale                    0         0
  Principal collected on (loans made to) customers, net    (1,569)     (2,200)
  Purchases of bank premises and equipment                   (614)       (123)


     Net cash provided by investing activities             (3,711)      1,521

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW
     and savings accounts                                   2,316      (2,695)
  Proceeds from sales of (payments for matured)
     time deposits, net                                       660      (1,577)
  Net increase (decrease) in Repurchase Agreements            149           0
  Dividends paid                                             (120)       (135)

     Net cash (used in) financing activities                 3,005     (4,407)

     Increase (decrease) in cash and cash equivalents        (299)     (2,359)

Cash and cash equivalents:
  Beginning                                                 3,614       5,441

  Ending                                                  $ 3,315      $3,082

                                 (Continued)
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (Unaudited)
                          (In thousands of dollars)



                                                        Six Months Ended
                                                            June 30,
                                                     1996         1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest paid to depositors                     $1,175      $ 1,017
     Income taxes                                    $  211       $  141












































               See Notes to Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.     Basis of Presentation

       The accounting and reporting policies of First National Bankshares
       Corporation and Subsidiary (the "Company ) conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank.
       All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's
      1995 audited financial statements and Form 10-K.


Note 2.     Securities

       The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1996 and December 31, 1995 are summarized as follows (in thousands):



                                                       June 30, 1996
                                                                       Estimated
                                    Amortized   Unrealized  Unrealized  Fair
                                    Cost          Gains     Losses      Value
       Held to maturity:
         Taxable:
         U.S. Treasury Securities    $  8,942  $    4     $    6     $    8,940
         U.S. Government Agencies
            and corporations            5,226       7         50          5,183
         Corporate Debt Securities        500       0         12            488
            Total Taxable              14,668      11         68         14,611

         Tax Exempt:
         State & political subdivisions  4,516     33         43          4,506

         Total securities held
            to maturity               $ 19,184  $  44      $ 111     $   19,117
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 June 30, 1996
                                                                       Estimated
                                    Amortized   Unrealized  Unrealized  Fair
                                    Cost          Gains       Losses    Value

       Available for Sale:
         Taxable:
         U.S. Treasury Securities $    974    $    0        $    3       $ 971
         U.S. Government Agencies
            and corporations         5,014         6             6       5,014
         Federal Home Loan Bank Stock  243         0             0         243
         Federal Reserve Bank Stock     57         0             0          57
            Total Taxable            6,288         6             9       6,285

         Tax Exempt:
         Federal Reserve Bank Stock      2         0             0           2

         Total securities held to
            maturity              $  6,290  $      6         $   9  $    6,287




                                               December 31, 1995
                                                                     Estimated
                                    Amortized  Unrealized  Unrealized  Fair
                                    Cost       Gains       Losses      Value
       Held to maturity:
         Taxable:
         U.S. Treasury Securities   $  3,001  $   12     $    0      $   3,013
         U.S. Government Agencies
            and corporations           5,496      33          9          5,520
         Corporate Debt Securities       500       0          6            494
            Total Taxable              8,997      45         15          9,027

         Tax Exempt:
         State & political
            subdivisions               4,517      74          9          4,582

         Total securities held
            to maturity             $ 13,514  $  119      $  24     $   13,609


                                                       December 31, 1995
                                                                     Estimated
                                    Amortized  Unrealized  Unrealized   Fair
                                    Cost          Gains    Losses       Value
       Available for Sale:
         Taxable:
         U.S. Treasury Securities   $    969  $   25     $    0          $ 994
         U.S. Government Agencies
            and corporations           9,171      52          7          9,216
         Federal Home Loan Bank Stock    232       0          0            232
         Federal Reserve Bank Stock       57       0          0             57
            Total Taxable             10,429      77          7         10,499

         Tax Exempt:
         Federal Reserve Bank Stock        2       0          0              2
         Total securities held
            to maturity             $ 10,431  $   77      $   7       $ 10,501

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at June 30, 1996 are summarized as follows (in thousands):


                                        Held to Maturity  Available for Sale
                                            Estimated                 Estimated
                                    Amortized     Fair     Amortized    Fair
                                    Cost          Value       Cost     Value

         Due within 1 year             $9,561    $9,556      $4,514    $4,517
         Due after 1 but within 5 yrs   6,332     6,278       1,474     1,468
         Due after 5 but within 10 yrs  3,291     3,283           0         0
         Due after 10 years                 0         0         302       302

                                     $ 19,184  $ 19,117      $6,290    $6,287




  The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the six month periods ended June 30, 1996 and 1995 are as follows (in thousands):


                                         Proceeds From      Gross Realized
                                         Calls and    Principal
                                    Sales Maturities   Payments  Gains  Losses

       Six months ended June 30, 1996
         Securities held to maturity $ 0  $1,272       $   0  $    0   $ 0    0
         Securities available for sale 0   4,141           0       0     0    0
                                     $ 0  $5,413       $   0  $    0  $  0

       Six months ended June 30, 1995:
         Securities held
             to maturity            $998  $  300      $    0  $    0  $  0
         Securities available
             for sale                  0   4,500           0       0     0
                                    $998  $4,800      $    0  $    0  $  0


Note 3.     Loans

       Total loans as of June 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                June 30,  December 31,
                                                1996        1995
       Commercial, financial and agricultural   $13,270  $ 13,135
       Real estate - construction                 1,171     2,020
       Real estate - mortgage                    22,675    23,430
       Installment loans to individuals           7,134     6,522
       Other                                      3,974     1,571
         Total loans                             48,224    46,678

       Less unearned income                        (291)     (262)
         Total loans net of unearned income      47,933    46,416

       Less allowance for loan losses              (591)     (643)
            Loans, net                          $47,342  $ 45,773


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.     Allowance for Loan Losses

       Analyses of the allowance for loan losses are presented below
       (in thousands) for the six month periods ended June 30, 1996 and 1995:
                                                      Six Months Ended
                                                          June 30,
                                                    1996     1995

       Balance, beginning of period                $  643   $  853

         Loans charged off                           (160)    (163)
         Recoveries                                   108       46
            Net losses                                (52)    (117)

         Provision for loan losses                      0        0

       Balance, end of period                      $  591   $  736




Note 5.     Earnings Per Share

       Earnings per common share are computed based on the weighted-average shares outstanding. For the six month periods ended June 30, 1996 and 1995, the weighted-average common shares outstanding was 192,500.
       The weighted average common shares outstanding for the three month periods then ended was also 192,500.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares
Corporation ("The Company"), and its subsidiary, First National Bank. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes accompanying this analysis.


EARNINGS SUMMARY
The Company reported net income of $214,000 for the three months ended June 30, 1996 compared to $212,000 for the quarter ended June 30, 1995, representing a 0.9% increase. For the six month period ended June 30, 1996, The Company s net income of $403,000 increased 18.9% from the $339,000 reported for the same period of 1995. The increases in quarterly and year-to-date earnings were primarily attributable to decreased non-interest expense, and increased interest income, as further discussed in the analysis below.

Earning per common share were $1.11 for the quarter ended June 30, 1996 compared to the $1.10 reported for the second quarter of 1995. For the six month period ended June 30, 1996, earnings per common share totaled $2.09 compared with $1.76 for the same period of 1995. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart both for the three month and for the six month periods ended
June 30, 1996 and 1995.


                             Three Months Ended       Six Months Ended
                                    June 30,            June 30,
                                            Increase                Increase
                            1996     1995 (Decrease) 1996 0  1995   (Decrease)
Interest income              $ 7.97 $  7.38 $ 0.59  $15.64  $14.51  $  1.13
Interest expense               3.05    2.66   0.39    6.02    5.31     0.71
  Net interest income          4.92    4.72   0.20    9.62    9.20     0.42
Provision for loan losses      0.00    0.00   0.00    0.00    0.00     0.00
  Net interest income after
  provision for loan losses    4.92    4.72   0.20    9.62    9.20     0.42
Non-interest income            0.58    0.58   0.00    1.07    1.07     0.00
Non-interest expense           3.97    3.79   0.18    7.76    7.87    (0.11)
  Income before income taxes   1.53    1.51   0.02    2.93    2.40     0.53
Income tax expense             0.42    0.41   0.01    0.84    0.64     0.20
         Net income          $ 1.11  $ 1.10 $ 0.01  $ 2.09  $ 1.76  $  0.33


The Company s annualized return on average assets (ROA) for the second quarter of 1996 was 1.10% compared to 1.13% for the second quarter of 1995. This compares with ROA of 1.04% and 0.89% for the six month periods ended June 30, 1996 and 1995, respectively. Annualized return on average shareholders' equity
(ROE) was 10.00% for the second quarter of 1996 compared to 10.68% in the second quarter of 1995, while year-to-date ROE was 9.42% and 8.64% as of June 30, 1996 and 1995, respectively.


NET INTEREST INCOME
The most significant component of The Company s net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets.
For the periods ended June 30, 1996 and 1995, the tax-equivalent adjustment was $54,000 and $63,000, respectively.

The Company s net interest income on a fully tax-equivalent basis totaled
$1,906,000 for the six month period ended June 30, 1996 compared to $1,834,000 for the same period of 1995, representing an increase of $72,000 or 3.9%. The Company's net yield on interest earning assets increased to 5.17% in 1996 from 5.10% in 1995. The increase in the net yield on earning assets is due to a 50 basis point increase in loan rates compared to the first half of 1995. The cost of interest bearing liabilities increased to 3.92% versus the previous year's 3.52%, and was primarily due to increased rates paid on time deposits, specifically a 7-month CD promotion offered by the bank at 6.00%.
Further analysis of The Company s yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.


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

The provision for loan losses totaled $0 for the second quarter of 1996, the same as that recorded in the second quarter of 1995. For the six month period ended June 30, 1996, the provision for loan losses was also $0, which was the same as the provision during the first half of 1995. This elimination was primarily the result of management's strengthening of the Company's loan underwriting standards and continued reduction in the level of past due loans.
The Bank s loan portfolio has improved dramatically, with the majority of loan growth being in high-quality commercial loans. Due to this improvement in overall loan quality, the drastic reduction in past due loans, and a dramatic decrease in non-accrual loans, management feels that the current reserve is adequate. The allowance for loan losses was $591,000 at June 30, 1996 compared to $643,000 at December 31, 1995. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.25% at June 30, 1996 compared to 1.40% at December 31, 1995. Loans charged-off, net of recoveries of previously charged-off loans, totaled $52,000 and $117,000 for the periods ended
June 30, 1996 and 1995, respectively. See Note 4 of the notes to the consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 1996 and 1995. Non-accrual loans declined 58.2% to $262,000 as of June 30, 1996, compared to $627,000 at June 30, 1995. The Company places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of non-accrual loans is attributed to the charge-off of several credits deemed uncollectible and the Company's enhanced loan collection policies and procedures.
                                   TABLE I

                          AVERAGE BALANCE SHEET AND
                        NET INTEREST INCOME ANALYSIS
                          (In thousands of dollars)


                                Six Months Ended       Six Months Ended
                                June 30, 1996           June 30, 1995
                         Average             Yield/   Average            Yield/
                         Balance Interest(1)  Rate    Balance Interest(1) Rate
INTEREST EARNING ASSETS
  Loans                 $ 46,388  $2,260      9.74% $ 40,802   $ 1,886  9.24%

  Securities:
     Taxable              19,445     556      5.72    24,009       724  6.03
     Tax-exempt            4,517     161      7.13     5,026       186  7.40
       Total securities   23,962     717      5.98    29,035       910  6.27

  Federal funds sold       3,352      88      5.25     2,093        60  5.763

       Total interest earning
         assets           73,702   3,065      8.32    71,930     2,856   7.94

NON-INTEREST EARNING ASSETS
  Cash and due from banks  2,223                       1,983
  Bank premises and equip. 1,188                       1,104
  Other assets             1,156                       1,334
  Allowance for loan losses (609)                       (736)


       Total assets      $77,660                    $ 75,615

INTEREST BEARING LIABILITIES
  Demand deposits        $13,014  $  173     2.66    $13,148     $ 178   2.71
  Savings deposits        19,958     349     3.50     20,749       349   3.36
  Time deposits           26,033     636     4.88     24,213       495   4.09
  Repurchase Agreements       45       1     3.72          0         0   0.00
     Total interest
      bearing liabilities 59,050   1,159     3.92     58,110     1,022   3.52


NON-INTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
     Demand deposits     $ 8,984                    $  9,121
     Other liabilities     1,069                         665
     Shareholders' equity  8,557                       7,719

     Total liabilities and
     shareholders' equity $ 77,660                   $75,615

       NET INTEREST
         EARNINGS           $1,906                    $1,834

NET YIELD ON INTEREST EARNING
  ASSETS                      5.17%                    5.10%


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1996 and 1995.
                                  TABLE II

                   CHANGES IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                          (In thousands of dollars)


                                                  Six Months Ended
                                          June 30, 1996 vs. June 30, 1995
                                                 Increase (Decrease)
                                                 Due to Changes in:
                                       Volume(1)   Rate(1)   Total
INTEREST EARNING ASSETS
  Loans                                  $   259   $   5    $  264
  Securities:
     Taxable                                (132)    (35)     (167)
     Tax-exempt (2)                          (18)     (6)     (24)
       Total securities                     (150)    (41)    (191)

  Federal funds sold                          34      (5)     (29)

     Total interest earning assets           143      (41)   (102)

INTEREST BEARING LIABILITIES
  Demand deposits                             (2)     (3)      (5)
  Savings deposits                           (14)     14        0
  Time deposits                                0       1        1

     Total interest bearing liabilities      (16)     12       (4)

       NET INTEREST EARNINGS              $   159 $  (53)  $  106


(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -  Calculated on a fully tax-equivalent basis using the rate of 34%.

A summary of the Company's past due loans and non-performing assets is provided in the following table.


             SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                          (in thousands of dollars)



                                   June 30,      December 31,
                                    1996       1995     1995

Loans past due 90 or more days
  still accruing interest            $    0  $    0    $   0

Non-performing assets:
  Non-accruing loans                 $  262  $  627    $ 375
  Other real estate owned                24      23       10
                                     $  286  $  650    $ 385


NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the six month period ended June 30, 1996, non-interest income totaled $206,000, representing an increase of $1,000 from the $205,000 recorded during the same period of 1995. As a percentage of average assets, non-interest income was 0.26% and 0.27% for the six month periods ended June 30, 1996 and 1995, respectively. While service fees increased 3.15% to $98,000 from $95,000, other income decreased to $96,000 from 1995's level of $100,000. This decrease is due primarily to the loss of non-recurring trust income that was realized during the first half 1995.
Partially offsetting this loss of trust income was the increase in fees generated by the Company's participation in the Private Business Manager program, a method by which the Bank purchases a customer receivables at a discount and receives payment. The Company has participated in this program since April of 1995, but significant fee income was not realized until the first quarter of 1996. Total fees recognized from this program during the first half of 1996 were $37,000.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1996, the Company's non-interest expense totaled $1,492,000, representing a decrease of $21,000 over total non-interest expense incurred for the six months ended
June 30, 1995. Expressed as a percentage of average assets, non-interest expense remained relatively stable at 1.9% at June 30, 1996, versus 2.0% at June 30, 1995.

Salaries and employee benefits are The Company s largest non-interest cost, representing approximately 51% and 46% of total non-interest expense at June 30, 1996 and 1995, respectively. Salaries and employee benefits increased $58,000, or 8.3% as of June 30, 1996 compared to June 30, 1995. This increase is due to the addition of four new employees for the Company s new Charleston branch location, as well as normal merit increases for certain members of the existing staff.

Other non-interest expense also decreased noticeably for the six months ended
June 30, 1996 compared to the same period of 1995. 1996's decrease is partially due to the elimination of non-recurring expenses incurred in connection with the settlement of certain litigation during early 1995.


INCOME TAXES
The Company s income tax expense, which includes both Federal and State income taxes, totaled $162,000 for the six month period ended June 30, 1996, reflecting a $38,000 increase when compared to the same period of 1995, principally due to an increased level of taxable earnings. Income tax expense equaled 28.7% and 26.8% of income before taxes at June 30, 1996 and 1995, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.





FINANCIAL CONDITION
The Company s total assets were $78,884,000 at June 30, 1996, compared to $75,455,000 at December 31, 1995, representing a 4.5% increase. This increase is due largely to increased time deposits and the corresponding increase in assets further discussed below. Time deposits increased to $26,370,000 as of June 30, 1996 versus $23,502,000 as of June 30, 1995.

The Bank's total securities portfolio increased by $1,456,000 or 6.1% from December 31, 1995. This increase is related to the increase in deposits discussed below. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the consolidated financial statements.

Loans, net of unearned income, increased by $1,517,000 or 3.3% during the first half of 1996. A summary of the Bank's loans by category is included as Note 3 to the consolidated financial statements. This increase represents a concentrated effort to grow loans and management believes that loan growth will continue throughout 1996 due to competitive loan pricing and the Bank s branch expansion into the larger Charleston, WV, market.

Fixed assets increased dramatically during the first six months of 1996 to $1,538,000 from $999,000 at year end 1995. This increase is due to several factors including: the remodeling of the Bank s main office in Ronceverte, WV, which was damaged by flood waters in January of 1996; the Bank s branch expansion into the Charleston, WV, market; and the planned relocation of the Bank s Lewisburg, WV, branch from the current facility which is leased on a month-to-month basis, to a Bank-owned location. Insurance proceeds are expected to fully cover all flood costs. As of June 30, 1996, the Bank had construction-in-progress of approximately $577,000, of which $357,000 is expected to be placed on a depreciating basis during the third quarter of 1996.

Total deposits increased to $69,142,000 as of June 30, 1996, from $66,166,000 at December 31, 1995. This increase was centered in the interest-bearing deposit accounts, primarily time deposits. This increase resulted from an increase in interest rates on certificates of deposit and other local competitive conditions.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects The Company s ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $3,315,000 at June 30, 1996 versus $3,614,000 at December 31, 1995.
The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of June 30, 1996 of $14,705,000 in securities maturing within one year. Also, The Company has classified additional securities with an estimated fair value totaling
$1,770,000 as available for sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and liabilities resulting from changes in market rates.
The Company seeks to minimize interest rate risk through asset/liability management. The Company s principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's current gap position is presented in TABLE III.



                                  TABLE III

                       INTEREST RATE SENSITIVITY GAPS
                                June 30, 1996
                          (In thousands of dollars)

                                              Repricing (1)
                                0 to 3    3 to 6   6 to 12   After
                              Months    Months   Months   12 Months  Total

INTEREST EARNING ASSETS
  Loans, net of unearned income $17,595 $ 4,771     $ 5,195 $ 19,781  $  47,342
  Securities                      6,997   4,828       2,235   11,411    25,471
  Federal funds sold                606       0           0        0       606
       Total interest earning
          assets                 25,198   9,599       7,430   31,192    73,419

INTEREST BEARING LIABILITIES
  Demand deposits                13,370       0           0        0    13,370
  Savings deposits               20,431       0           0        0    20,431
  Time deposits                   7,896   5,238       5,418    7,818    26,370
     Total interest bearing
        liabilities              41,697   5,238       5,418    7,818    60,171

     Contractual interest
        sensitivity gap         (16,499)  4,361       2,012   23,374    13,248

  Adjustment (2)                 33,801       0     (33,801)       0         0

     Adjusted interest
        sensitivity gap        $ 17,302  $ 4,361  $  (31,789) $ 23,374 $ 13,248

     Cumulative adjusted
        interest sensitivity gap $17,302 $ 21,663 $  (10,126) $ 13,248

       Cumulative adjusted gap ratio 3.19    1.83       0.81      1.22

     Cumulative adjusted gap as a percentage
       of Total Earning Assets      23.57%  29.51%    (13.79)%   18.04%


(1) -  Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


On a contractual repricing basis, the Company is negatively gapped by ($16,499,000) over the less than three month time frame. Included within this time period are $33,801,000 in interest bearing demand deposits and savings accounts which on a contractual basis are immediately repriceable. However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, six months behind changes in market interest rates.
For this reason, TABLE III reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than three month time frame of $17,302,000.
Included in this figure are approximately $7,000,000 in U.S. Treasury Bills that were invested short-term to insure adequate liquidity for anticipated loan growth in the Charleston market.


CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of The Company s management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at June 30, 1996 was $8,653,000 compared to $8,415,000 at December 31, 1995, representing an increase of $238,000, or 2.8%. This increase is attributable to the Company s improved profits and the corresponding increase in retained earnings. Total shareholders' equity expressed as a percentage of total assets decreased from 11.2% at December 31, 1995 to 10.9% at June 30, 1996, due to the increased asset level. Cash dividends totaling $126,000, or $0.66 per share were declared during the first half of 1996 versus dividends of $116,000, or $0.60 per share, during the first half of 1995. These payout levels represented 31% and 34% of the company's year-to-date earnings for June 30, 1996 and 1995, respectively.

As a Bank Holding Company, The Company is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At June 30, 1996 the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table:

                          RISK-BASED CAPITAL RATIOS
                                June 30, 1996



                                                   Minimum
                                          Actual   Requirement
     Tier 1 risk-based capital ratio      22.1%    4.0%
     Total risk-based capital ratio       23.3%    8.0%
     Leverage ratio                       10.9%    3.0%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.


BRANCH MATTERS
The Bank received approval from the Office of the Comptroller of the Currency in January, 1996, to open a branch facility in Charleston, West Virginia. In late
June, 1996, the Bank occupied its leased space at Laidley Tower, a high-rise office building in downtown Charleston, and commenced with pre-opening activities. The Branch officially opened for business on July 15, 1996. The new Branch is staffed with six employees, four of which are newly hired positions.

The Bank has historically leased its branch banking facility on Route 219 North in Lewisburg, West Virginia, from two Company Directors. The lease term began
April 1, 1986, and ran for a period of 10 years, expiring in March of 1996.
In January of 1996, Bank Management and the Board of Directors opted to renegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the existing lease, but to commence with the purchase of land and the construction of a new branch location. The old lease is to be continued on a month-to-month basis under current terms until a new location is constructed.
The Company is commencing with  the construction of a new facility on Route 219
North, approximately 1 mile north of the current location. On May 3, 1996, the Company exercised an option to purchase approximately 2 acres of land on Route
219, North at a contract price of $190,000. A bid for the construction of the building has been accepted, with the total construction costs of this project, excluding the land purchase, currently estimated at $352,000, excluding landscaping costs. Upon completion, total operating costs for the new facility, including depreciation expense, are expected to be less than those of the existing location.


STOCK OPTION PLAN
On March 26, 1996, the Board of Directors approved an incentive stock option plan to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. The incentive stock option plan was approved by the shareholders on April 25, 1996.
Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock. No options have yet been granted.

PART II.  OTHER INFORMATION



  Item 6.   Exhibits and Reports on Form 8-K

       a.   There are no exhibits included in this filing.

       b. The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 1996.

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







                                      FIRST NATIONAL BANKSHARES CORPORATION



                    By      /S/  L. Thomas Bulla
                                                            L. Thomas Bulla
                                      President and Chief Executive Officer




                    By      /S/ Keith E. Morgan
                                                              Keith E. Morgan
                                                        Secretary & Treasurer



                   By      /S/ Jack D. Whitt
                                                                Jack D. Whitt
                                 Chief Financial Officer, First National Bank
                                                     (Principal Financial and
                                                          Accounting Officer)


Date:    07/30/96

