Form 10-Q
period 1996-09-30
FIRST NATIONAL BANKSHARES CORP
filed 1996-11-12
CIK 814178

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                   September 30, 1996

                                     or

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

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1996:

                 Common Stock, $5 par value -- 192,500 shares






                      THIS REPORT CONTAINS   22   PAGES

                    FIRST NATIONAL BANKSHARES CORPORATION

                                  FORM 10-Q
              For the Quarterly Period Ended September 30, 1996

                                    INDEX



                                                                         Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Consolidated Balance Sheets - September 30, 1996 and December 31, 19953

       Consolidated Statements of Income -
         Three Months Ended September 30, 1996 and 1995 and
         Nine months Ended September 30, 1996 and 1995                      4

       Consolidated Statements of Shareholders' Equity -
         Three Months Ended September 30, 1996 and 1995 and
         Nine months Ended September 30, 1996 and 1995                      5

       Consolidated Statements of Cash Flows -
         Nine months Ended September 30, 1996 and 1995                    6-7

       Notes to Consolidated Financial Statements                        8-11


  Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        12-20



PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                               21



SIGNATURES                                                                 22

PART I.  FINANCIAL INFORMATION

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)


                                              September 30,        December 31,
                                              1996                   1995
ASSETS                                          (Unaudited)         Audited
Cash and due from banks                       $   2,475          $   2,721
Federal funds sold                                9,402                893
Securities held to maturity (estimated market
value $16,193 and $13,609, respectively)
 (Note 2)                                        16,234             13,514
Securities available for sale (Note 2)            3,278             10,501
Loans, net (Notes 3 and 4)                       48,095             45,773
Bank premises and equipment                       1,781                999
Accrued interest receivable                         464                707
Other assets                                        754                347

       Total assets                           $  82,483          $  75,455




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non-interest bearing                     $  10,349  $   8,691
     Interest bearing                            61,856     57,475
       Total deposits                            72,205     66,166
  Repurchase Agreements                             327          0
  Other liabilities                               1,201        873

       Total liabilities                         73,733     67,039

Shareholders' equity
  Common stock, $5.00 par value, authorized
     500,000 shares, issued 192,500 shares          963        963
  Surplus                                         1,000      1,000
  Retained earnings                               6,790      6,410
  Net Unrealized gain (loss) on securities           (3)        43
       Total shareholders' equity                 8,750      8,416

       Total liabilities and shareholders'
       equity                               $    82,483    $75,455











               See Notes to Consolidated Financial Statements
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
              (In thousands of dollars, except per share data)


                                 Three Months Ended    Nine months Ended
                                   September 30,         September 30,
                                      1996    1995     1996   1995
Interest Income
  Interest and fees on loans          $1,169 $1,031  $3,429 $2,917
  Interest and dividends on securities:
     Taxable                             256    327     812  1,051
     Tax-exempt                           53     57     160    180
  Interest on Federal funds sold          64     13     152     73
     Total interest income             1,542  1,428   4,553  4,221

Interest Expense
  Interest on deposits                   599    540   1,757  1,562

  Interest on Repurchase Agreements        4      0       5      0
     Total Interest Expense              603    540   1,762  1,562

     Net interest income                 939    888   2,791  2,659

Provision for loan losses                  0      0       0      0

     Net interest income after provision
       for loan losses                   939    888   2,791  2,659

Other income
  Service fees                            68     44     166    139
  Insurance commissions                    4      8      15     18
  Securities gains                         0      0       1      0
  Flood Insurance Proceeds                94      0      94      0
  Other income                            17     56     113    156
                                         183    108     389    313

Other expense
  Salaries and employee benefits         413    354   1,168  1,051
  Net occupancy expense                   70     45     165    145
  Equipment rental, depreciation and
  maintenance                             79     81     192    170
  Other operating expenses               324    220     854    847
                                         886    700   2,379  2,213

Income before income taxes               236    296     801    759

  Income tax expense                      70     92     232    216

     Net income                       $  166 $  204  $  569 $  543

Earnings per common share (Note 5)   $  0.86 $ 1.06   $ 2.95 $2.83

Dividends per common share            $ 0.33 $ 0.30  $ 0.99 $ 0.90



               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                          (In thousands of dollars)


                                     Three Months Ended     Nine months Ended
                                        September 30,         September 30,
                                     1996         1995     1996       1995
Balance, beginning of period       $ 8,648      $ 8,008  $ 8,416    $ 7,311

  Net income                           166          204      569        543

  Cash dividends declared              (63)         (58)    (189)      (174)

  Change in net unrealized (loss) on
     securities available for sale      (1)          26      (46)       500

Balance, end of period               $8,750     $ 8,180  $  8,750    $8,180


































               See Notes to Consolidated Financial Statements


            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                          (In thousands of dollars)

                                                            Nine months Ended
                                                              September 30,
                                                             1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 569      $543
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                             121       113
     Provision for loan losses                                  0         0
     Amortization of security premiums (accretion) of
       security discounts, net                                 21       (15)
     (Increase) Decrease accrued interest receivable          243       199
     (Increase) Decrease in other assets                     (390)       36
     Increase (Decrease) in other liabilities                 327       191

     Net cash provided by operating activities                891      1,067

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale          0         0
  Proceeds from maturities and calls of securities held
     to maturity                                            4,272      2,398
  Proceeds from maturities and calls of securities
     available for sale                                     7,141      6,500
  Principal payments received on securities held to
     maturity                                                   0         0
  Purchases of securities held to maturity                 (6,994)    (1,954)
  Purchases of securities available for sale                    0          0
  Principal collected on (loans made to) customers, net    (2,322)    (5,724)
  Purchases of bank premises and equipment                   (903)      (117)


     Net cash provided by investing activities              1,194      1,103

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW
     and savings accounts                                   5,207     (2,189)
  Proceeds from sales of (payments for matured)
     time deposits, net                                       832     (1,897)
  Net increase (decrease) in Repurchase Agreements            327          0
  Dividends paid                                             (188)      (193)
     Net cash (used in) financing activities                6,178     (4,279)

     Increase (decrease) in cash and cash equivalents       8,263     (2,109)

Cash and cash equivalents:
  Beginning                                                 3,614      5,441

  Ending                                                  $11,877    $ 3,332

                                 (Continued)
            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (Unaudited)
                          (In thousands of dollars)

                                                      Nine months Ended
                                                        September 30,
                                                    1996            1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:

     Interest paid to depositors                     $1,742        $1,552

     Income taxes                                    $  159        $  126



                                                         September 30,
                                                     1996            1995
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

     Dividends Declared and Payable                $   63          $   57



































               See Notes to Consolidated Financial Statements

            FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.     Basis of Presentation

       The accounting and reporting policies of First National Bankshares Corporation and Subsidiary (the"Company ) conform to generally accepted accounting principles and to general policies within the financial services industry. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company's 1995 audited financial statements and Form 10-K.


Note 2.     Securities

       The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                        September 30, 1996
                                                                Estimated
                                Amortized  Unrealized Unrealized    Fair
                                   Cost      Gains      Losses     Value
       Held to maturity:
         Taxable:
         U.S. Treasury Securities $  5,992  $    0     $    4    $ 5,988
         U.S. Government Agencies
            and corporations         5,227       6         43      5,190
         Corporate Debt Securities     500       0         10        490
            Total Taxable           11,719       6         57     11,668

         Tax Exempt:
         State & political
           subdivisions              4,515      38         28      4,525

         Total securities held
           to maturity            $ 16,234    $ 44       $ 85   $ 16,193
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            September 30, 1996
                                                                Estimated
                                 Amortized Unrealized Unrealized   Fair
                                   Cost      Gains      Losses    Value

       Available for Sale:
         Taxable:
         U.S. Treasury Securities  $   977  $     0     $     2   $   975
         U.S. Government Agencies
            and corporations         2,004        1           3     2,002
         Federal Home Loan Bank
           Stock                       242        0           0       242
         Federal Reserve Bank Stock     57        0           0        57
            Total Taxable            3,280        1           5     3,276

         Tax Exempt:
         Federal Reserve Bank Stock      2        0           0         2

         Total securities available
            for sale                $3,282    $   1       $   5  $   3,278




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


                                       December 31, 1995
                                                                   Estimated
                                 Amortized Unrealized  Unrealized      Fair
                                    Cost      Gains      Losses       Value
       Available for Sale:
         Taxable:
         U.S. Treasury Securities  $   969   $   25      $    0        $ 994
         U.S. Government Agencies
            and corporations         9,171       52           7        9,216
         Federal Home Loan Bank
           Stock                       232        0           0          232
         Federal Reserve Bank Stock     57        0           0           57
            Total Taxable           10,429       77           7       10,499

         Tax Exempt:
         Federal Reserve Bank Stock      2        0           0            2
         Total securities available
           for sale               $ 10,431    $  77       $   7   $   10,501
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 1996 are summarized as follows (in thousands):


                                     Held to Maturity     Available for Sale
                                             Estimated              Estimated
                                    Amortized   Fair     Amortized      Fair
                                        Cost    Value      Cost        Value

         Due within 1 year              $8,112   $8,114   $1,504       $1,505
         Due after 1 but within 5 years  4,831    4,779    1,477        1,472
         Due after 5 but within 10 years 3,291    3,300        0            0
         Due after 10 years                  0        0      301          301

                                      $ 16,234 $ 16,193   $3,282       $3,278




 The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the nine month periods ended September
 30, 1996 and 1995 are as follows (in thousands):


                                   Proceeds From               Gross Realized
                                    Calls and    Principal
                            Sales   Maturities    Payments     Gains    Losses

 Nine months ended
      September 30, 1996
 Securities held to maturity   $ 0    $4,272      $ 0           $ 0    $ 0
 Securities available for sale $ 0     7,141        0             0      0
                               $ 0  $ 11,413      $ 0           $ 0    $ 0

 Nine months ended
      September 30, 1995:
 Securities held to maturity   $ 0  $  2,398      $ 0           $ 0    $ 0
 Securities available for sale   0     6,500        0             0      0
                               $ 0  $  8,898      $ 0           $ 0    $ 0


Note 3.     Loans

       Total loans as of September 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                              September 30,       December 31,
                                                   1996              1995
       Commercial, financial and agricultural   $ 14,308           $ 13,135
       Real estate - construction                  1,705              2,020
       Real estate - mortgage                     25,063             23,430
       Installment loans to individuals            6,147              6,522
       Other                                       1,596              1,571
         Total loans                              48,819             46,678

       Less unearned income                         (120)              (262)
         Total loans net of unearned income       48,699             46,416

       Less allowance for loan losses               (604)              (643)
            Loans, net                           $48,095           $ 45,773


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.     Allowance for Loan Losses

       Analyses of the allowance for loan losses are presented below
       (in thousands) for the nine month periods ended September 30, 1996 and 1995:
                                                      Nine months Ended
                                                        September 30,
                                                    1996            1995

       Balance, beginning of period                $  643          $  853

         Loans charged off                           (171)           (190)
         Recoveries                                   132              68
            Net losses                                (39)           (122)

         Provision for loan losses                      0               0

       Balance, end of period                      $  604          $  731



Note 5.     Earnings Per Share

       Earnings per common share are computed based on the weighted-average shares outstanding. For the nine month periods ended September 30, 1996 and 1995, the weighted-average common shares outstanding was 192,500. The weighted average common shares outstanding for the three month periods then ended was also 192,500.

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


EARNINGS SUMMARY
The Company reported net income of $166,000 for the three months ended September 30, 1996 compared to $204,000 for the quarter ended September 30, 1995, representing a 18.9% decrease. The decrease in quarterly earnings is primarily attributable to expenses related to a new branch location in Charleston, WV, and the expenses recognized in relation to flood waters that hit the Bank in early 1996 (both of these events are discussed in detail in the following pages). For the nine month period ended September 30, 1996, The Company's net income of $569,000 increased 4.7% from the $543,000 reported for the same period of 1995. The increase in year-to-date earnings was primarily attributable to increased interest income, as further discussed in the analysis below.

Earnings per common share was $0.86 for the quarter ended September 30, 1996 compared to the $1.06 reported for the third quarter of 1995. For the nine month period ended September 30, 1996, earnings per common share totaled $2.95 compared with $2.83 for the same period of 1995. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart both for the three month and for the nine month periods ended September 30, 1996 and 1995.

                              Three Months Ended      Nine months Ended
                                September 30,           September 30,
                                           Increase                 Increase
                              1996  1995  (Decrease) 1996   1995   (Decrease)
Interest income              $ 8.01 $ 7.42 $0.59   $23.65  $21.93     $1.72
Interest expense               3.13   2.81  0.32     9.15    8.11      1.04
  Net interest income          4.88   4.61  0.27    14.50   13.82      0.68
Provision for loan losses      0.00   0.00  0.00     0.00    0.00      0.00
  Net interest income after
  provision for loan losses    4.88   4.61  0.27    14.50   13.82      0.68
Non-interest income            0.95   0.56  0.39     2.02    1.63      0.39
Non-interest expense           4.60   3.64  0.96    12.36   11.50      0.86
  Income before income taxes   1.23   1.53 (0.30)    4.16    3.95      0.21
Income tax expense         0.36   0.48  (0.12)   1.21    1.12      0.09
         Net income          $ 0.87 $ 1.05 $(0.18) $ 2.95  $ 2.83    $ 0.12


The Company s annualized return on average assets (ROA) for the third quarter of 1996 was 0.83% compared to 1.08% for the third quarter of 1995. This compares with ROA of 0.96% and 0.95% for the nine month periods ended
September 30, 1996 and 1995, respectively. Annualized return on average shareholders' equity (ROE) was 7.55% for the third quarter of 1996 compared to 10.48% in the third quarter of 1995, while year-to-date ROE was 8.75% and 9.29% as of September 30, 1996 and 1995, respectively.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended September
30, 1996 and 1995, the tax-equivalent adjustment was $87,000 and $93,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled
$2,871,000 for the nine month period ended September 30, 1996 compared to $2,751,000 for the same period of 1995, representing an increase of $120,000 or 4.4%. The Company's net yield on interest earning assets increased to 5.18% in 1996 from 5.13% in 1995. The increase in the net yield on earning assets is due to changes in rate and volume compared to the first half of 1995 (see Table II). The cost of interest bearing liabilities increased to 3.93% versus the previous year's 3.63%, and was primarily due to increased rates paid on time deposits, specifically a 7-month CD promotion offered by the bank that carried over into the first nine months of 1996 and a subsequent 8-month CD promotion. Further analysis of The Company' s yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.


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

The provision for loan losses totaled $0 for the third quarter of 1996, the same as that recorded in the third quarter of 1995. For the nine month period ended September 30, 1996, the provision for loan losses was also
$0, which was the same as the provision during the first nine months of 1995.
This elimination was primarily the result of management's strengthening of the Company's loan underwriting standards and continued reduction in the level of past due loans. The Bank's loan portfolio has improved dramatically, with the majority of loan growth being in high-quality commercial loans. Due to this improvement in overall loan quality, the reduction in past due loans, and a decrease in non-accrual loans, management feels that the current reserve is adequate.
The allowance for loan losses was $604,000 at September 30, 1996 compared to $643,000 at December 31, 1995. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.24% at September 30, 1996 compared to 1.40% at December 31, 1995. Loans charged-off, net of recoveries of previously charged-off loans, totaled $39,000 and $122,000 for the periods ended September 30, 1996 and 1995, respectively. See Note 4 of the notes to the consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1996 and 1995.

Non-accrual loans declined 60.8% to $253,000 as of September 30, 1996, compared to $645,000 at September 30, 1995. The Company places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of non-accrual loans is attributed to the charge-off of several credits deemed uncollectible and the Company's enhanced loan collection policies and procedures.

                                   TABLE I

                          AVERAGE BALANCE SHEET AND
                        NET INTEREST INCOME ANALYSIS
                          (In thousands of dollars)


                           Nine months Ended       Nine months Ended
                           September 30, 1996      September 30, 1995
                        Average Interest  Yield/  Average  Interest  Yield/
                        Balance   (1)      Rate   Balance     (1)     Rate
INTEREST EARNING ASSETS
  Loans                  $ 46,348  $ 3,426  9.86% $ 41,599   $ 2,917   9.35%

  Securities:
     Taxable               19,080      812  5.67%   23,469     1,050   5.97%
     Tax-exempt             4,518      242  7.15%    4,874       273   7.47%
       Total securities    23,598    1,054  5.96%   28,343     1,323   6.22%

  Federal funds sold        3,884      152  5.23%    1,595        73   6.10%

       Total interest earning
         assets            73,830    4,632  8.37%   71,537     4,313   8.04%

NON-INTEREST EARNING ASSETS
  Cash and due from banks   2,396                    2,191
  Bank premises and
     equipment              1,362                    1,089
  Other assets              1,762                    1,155
  Allowance for loan losses  (606)                    (735)


       Total assets          $78,744                   $ 75,237

INTEREST BEARING LIABILITIES
  Demand deposits            $13,384     268    2.67%   $13,443   $ 268  2.66%
  Savings deposits            20,148     532    3.52%    20,259     527  3.47%
  Time deposits               26,126     958    4.89%    23,620     767  4.33%
  Repurchase Agreements          159       5    3.80%         0       0  0.00%
     Total interest bearing
          liabilities         59,817   1,763    3.93%    57,322   1,562  3.63%


NON-INTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
     Demand deposits         $ 9,220                   $  9,194
     Other liabilities         1,071                        934
     Shareholders' equity      8,637                      7,787

     Total liabilities and
     shareholders' equity   $ 78,745                    $75,237

       NET INTEREST
         EARNINGS                     $2,869                     $2,751

NET YIELD ON INTEREST EARNING
  ASSETS                                        5.18%                   5.13%

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1996 and 1995.

                                  TABLE II

                   CHANGES IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                          (In thousands of dollars)

                                                 Nine months Ended
                                    September 30, 1996 vs. September 30, 1995
                                                  Increase (Decrease)
                                                  Due to Changes in:
                                         Volume(1)      Rate(1)        Total
INTEREST EARNING ASSETS
  Loans                                    $   345   $   164     $     509

  Securities:
     Taxable                                  (189)     (49)          (238)
     Tax-exempt (2)                            (19)     (11)           (30)
       Total securities                       (208)     (60)          (268)

  Federal funds sold                            91      (12)            79

     Total interest earning assets             228       92            320

INTEREST BEARING LIABILITIES
  Demand deposits                               (1)       1              0
  Savings deposits                              (3)       8              5
  Time deposits                                 86      105            191
  Repurchase Agreements                          0        5              5

     Total interest bearing liabilities         82      119            201

       NET INTEREST EARNINGS               $   146   $  (27)        $  119

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -  Calculated on a fully tax-equivalent basis using the rate of 34%.

A summary of the Company's past due loans and non-performing assets is provided in the following table.


             SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                          (in thousands of dollars)
                                        September 30,          December 31,
                                   1996            1995            1995
Loans past due 90 or more days
  still accruing interest         $    0           $    0          $   0

Non-performing assets:
  Non-accruing loans               $  253           $  645         $ 375
  Other real estate owned              24               23            10
                                   $  277           $  668         $ 385

NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the nine month period ended September 30, 1996, non-interest income totaled $389,000, representing an increase of $76,000 from the $313,000 recorded during the same period of 1995. As a percentage of average assets, non-interest income was 0.49% and 0.42% for the nine month periods ended September 30, 1996 and 1995, respectively. While service fees increased 19.4% to $166,000 from $139,000, other income decreased to $113,000 from 1995's level of $156,000. This decrease is due primarily to the loss of non-recurring trust income that was realized during the first half 1995. Also contributing to the increase in non-interest income is the one-time, non-recurring insurance reimbursement of damages caused by flood waters in January of 1996. Total reimbursement totaled $94,000. This is discussed in more detail in the FLOOD RELATED MATTERS section below. Non-interest income for the third quarter was $183,000 versus 1995's third quarter of $108,000, due to the non-recurring insurance reimbursement discussed above.


NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1996, the Company's non-interest expense totaled $2,379,000, representing an increase of $166,000 over total non-interest expense incurred for the nine months ended September 30, 1995. Expressed as a percentage of average assets, non-interest expense remained relatively stable at 3.0% at September 30, 1996, versus 2.9% at September 30, 1995. This increase is partially due to the write-off of an additional $55,000 in flood-related expenses that were finalized during the third quarter, as well as one-time start-up expenses incurred in relation to the new Charleston, WV, branch. These items are discussed in more detail in the FLOOD RELATED MATTERS and BRANCH MATTERS sections below. For the third quarter, non-interest expense was $886,000 versus 1995's level of $700,000. This increase is due to the write-off described above. Salaries and employee benefits are The Company s largest non-interest cost, representing approximately 49% and 47% of total non-interest expense at September 30, 1996 and 1995, respectively. Salaries and employee benefits increased $117,000, or 11.1% as of September 30, 1996 compared to September 30, 1995. Salaries and employee benefits for the third quarter were $413,000 versus 1995's level of $354,000. These increases are due to the addition of four new employees for the Company' s new Charleston branch location, as well as normal merit increases for certain members of the existing staff.


INCOME TAXES
The Company s income tax expense, which includes both Federal and State income taxes, totaled $232,000 for the nine month period ended September 30, 1996, reflecting a $16,000 increase when compared to the same period of 1995, principally due to an increased level of taxable earnings. Income tax expense equaled 29.1% and 28.5% of income before taxes at September 30, 1996 and 1995, respectively. Income taxes for the quarter ended September 30, 1996 and 1995 were $70,000 and $92,000, respectively. The third quarter 1996 tax expense is lower than 1995's level due to an over-accrual for income taxes during the previous six months. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.


FINANCIAL CONDITION
The Company s total assets were $82,483,000 at September 30, 1996, compared to $75,455,000 at December 31, 1995, representing a 9.3% increase. This increase is due largely to an increase in time deposits and non-interest bearing deposits, and the corresponding increase in assets further discussed below. Time deposits totaled $26,113,000 and non-interest bearing deposits totaled $10,349,000 as of September 30, 1996.

The Bank's total securities portfolio decreased by $4,503,000 or 18.7% from December 31, 1995. This decrease is due entirely to anticipated maturities in the securities portfolio. As these securities matured, the proceeds were placed in Fed Funds Sold to ensure adequate liquidity for anticipated loan growth and possible deposit attrition. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the consolidated financial statements.

Loans, net of unearned income, increased by $2,322,000 or 5.1% during the first nine months of 1996. A summary of the Bank's loans by category is included as Note 3 to the consolidated financial statements. This increase represents a concentrated effort to grow loans and management believes that loan growth will continue throughout 1996 due to competitive loan pricing and the Bank's branch expansion into the larger Charleston, WV, market.

Fixed assets increased dramatically during the first nine months of 1996 to $1,781,000 from $999,000 at year end 1995. This increase is due to several factors including: the remodeling of the Bank s main office in Ronceverte, WV, which was damaged by flood waters in January of 1996; the Bank's branch expansion into the Charleston, WV, market; and the planned relocation of the Bank's Lewisburg, WV, branch from the current facility which is leased on a month-to-month basis, to a Bank-owned location (each of these contributing factors are discussed in more detail in the sections to follow). All assets acquired as part of the Charleston branch opening and the flood remodeling costs have been capitalized (or expensed) as of September 30, 1996. At the end of the third quarter, the Bank had construction-in-progress of approximately $165,000 which is related to the construction of the new Lewisburg branch discussed below.

Total deposits increased to $72,205,000 as of September 30, 1996, from $66,166,000 at December 31, 1995. This increase was centered in time deposits and non-interest bearing deposits, as well as a general increase in savings accounts. These increases resulted from a general increase in interest rates on certificates of deposit, the two certificate of deposit promotions mentioned above, and the implementation of a new savings deposit product, as well as other local competitive conditions.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects The Company s ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $11,877,000 at September 30, 1996 versus $3,614,000 at December 31, 1995. This increase in The Company s liquidity position is due to the anticipated funding requirements of new loan growth in the Charleston market. As recent securities maturities occurred, the proceeds were placed into Federal Funds Sold to ensure adequate liquidity. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of September 30, 1996 of $8,112,000 in securities maturing within one year. Also, The Company has classified additional securities with an estimated fair value totaling $2,977,000 as available-for-sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

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

                       INTEREST RATE SENSITIVITY GAPS
                             September 30, 1996
                          (In thousands of dollars)

                                     Repricing (1)
                       0 to 3   3 to 6    6 to 12   After
                       Months   Months     Months   12 Months       Total
INTEREST EARNING ASSETS
  Loans, net of unearned
     income          $ 19,846   $ 3,602  $ 4,593    $ 20,054     $   48,095
  Securities            5,885     1,500    2,235       9,892         19,512
  Federal funds sold    9,402         0        0           0          9,402
  Total interest
     earning assets    35,133     5,102    6,828      29,946         77,009

INTEREST BEARING LIABILITIES
  Demand deposits      13,557         0        0           0         13,557
  Savings deposits     22,186         0        0           0         22,186
  Time deposits         5,957     9,519    4,842       5,795         26,113
  Total interest
  bearing liabilities  41,700     9,519    4,842       5,795         61,856

  Contractual interest
   sensitivity gap     (6,567)   (4,417)   1,986      24,151         15,153

  Adjustment (2)       35,743   (35,743)       0           0              0

  Adjusted interest
  sensitivity gap    $ 29,176  $(40,160) $  1,986 $   24,151     $   15,153

  Cumulative adjusted
  interest sensitivity
  gap                 $29,176 $ (10,984) $ (8,998)$   15,153

  Cumulative adjusted
  gap ratio              5.90      0.11      0.84       1.24

  Cumulative adjusted gap as a percentage
  of Total Earning
   Assets               37.89%   (14.26%)  (11.68%)    19.68%

(1) -  Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.icing basis, the Company is negatively gapped by $6,567,000 over the less than three month time frame. Included within this time period are $35,743,000 in interest bearing demand deposits and savings accounts which on a contractual basis are immediately repriceable. However, based on historical experience, the repricing of these deposit balances tends to lag, at a minimum, three to six months behind changes in market interest rates. For this reason, TABLE III reflects an adjustment to compensate for the time lag in the repricing of these deposits. After this adjustment, the table reflects a positive gap in the less than three month time frame of $29,176,000. Management can, at its discretion, change the rates on demand deposits more swiftly if it becomes necessary, therefore the actual adjusted gap may differ from the adjustment used above, depending on market conditions.


CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of The Company s management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at September 30, 1996 was $8,750,000 compared to $8,416,000 at December 31, 1995, representing an increase of $233,000, or 2.8%. This increase is attributable to the Company s improved profits and the corresponding increase in retained earnings. Total shareholders' equity expressed as a percentage of total assets decreased from 11.2% at December 31, 1995 to 10.6% at September 30, 1996, due to increased asset levels. Cash dividends totaling $190,000, or $0.99 per share were declared during the first nine months of 1996 versus dividends of $173,000, or $0.90 per share, during the first nine months of 1995. These payout levels represented 33% and 32% of The Company's year-to-date earnings for September 30, 1996 and 1995, respectively.

The Company s subsidiary bank is subject to the Federal Reserve Board's risk-based capital guidelines. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At September 30, 1996, The Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table:

                          RISK-BASED CAPITAL RATIOS
                             September 30, 1996
                                                   Minimum
                                          Actual   Requirement
     Tier 1 risk-based capital ratio      18.2%    4.0%
     Total risk-based capital ratio       19.4%    8.0%
     Leverage ratio                       10.8%    3.0%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.


FLOOD-RELATED MATTERS
In January, 1996, the main office of the Bank realized damage due to flood waters which necessitated significant remodeling of the first floor. This damage was covered by adequate flood insurance. Management decided to increase the construction to include not only the replacement of flood damaged items, but also the overall remodeling of the first floor. During the construction and remodeling period assets purchased, as well as several expensable items, were placed into two construction-in-progress accounts so that management could more easily track estimated flood damages and remodeling costs. In September, 1996, these amounts were segregated. All depreciable assets were capitalized and put into depreciation as of the effective date of service, with all destroyed and damaged assets being written off as of the flood date. All items that met the criteria for expensable items were taken as a non-recurring expense in the month of September. An additional $55,000 of expenses ere offset by $94,000 in insurance proceeds. All excess monies were invested in additional fixed assets.

BRANCH MATTERS
The Bank received approval from the Office of the Comptroller of the Currency in January, 1996, to open a branch facility in Charleston, West Virginia. In late June, 1996, the Bank occupied its leased space at Laidley Tower, a high-rise office building in downtown Charleston, and commenced with pre-opening activities. The Branch officially opened for business on July 15, 1996. The new Branch is staffed with six employees, four of which are newly hired positions. $312,000 of additional fixed assets have been placed on a depreciating basis in accordance with Bank and IRS policies.

The Bank has historically leased its branch banking facility on Route 219 North in Lewisburg, West Virginia, from two Company Directors. The lease term began April 1, 1986, and ran for a period of 10 years, expiring in March of 1996. In January of 1996, Bank Management and the Board of Directors opted to renegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the existing lease, but to commence with the purchase of land and the construction of a new branch location. The old lease is to be continued on a month-to-month basis under current terms until a new location is completed. On May 3, 1996, the Company exercised an option to purchase approximately 2 acres of land on Route 219, North at a contract price of $190,000.
Construction of the building commenced during the third quarter of 1996, with the total construction costs of this project, excluding the land purchase, currently estimated at $352,000, excluding landscaping costs.
Upon completion, total operating costs for the new facility, including depreciation expense, are expected to be less than those of the existing location.


STOCK OPTION PLAN
On March 26, 1996, the Board of Directors approved an incentive stock option plan to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. The incentive stock option plan was approved by the shareholders on April 25, 1996. Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock. No options have been granted as of the September 30, 1996.

PART II.  OTHER INFORMATION



  Item 6.   Exhibits and Reports on Form 8-K

       a.   There are no exhibits included in this filing.

       b. The Company did not file any Form 8-K, Current Reports during the quarter ended September 30, 1996.











                                 SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      FIRST NATIONAL BANKSHARES CORPORATION



       By
                                                            L. Thomas Bulla
                                      President and Chief Executive Officer




       By
                                                              Keith E. Morgan
                                                        Secretary & Treasurer



         By
                                                                Jack D. Whitt
                                 Chief Financial Officer, First National Bank
                                                     (Principal Financial and
                                                          Accounting Officer)


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


Date: 09/30/96

