Form 10-K
period 1996-12-31
FIRST NATIONAL BANKSHARES CORP
filed 1997-03-28
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
  [X] ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended      December 31, 1996

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

As of February 28, 1996, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which said stock was actually sold in a transaction known to management which took place on or about February 14, 1997, (management believes $50.00 was paid per share) was $8,100,450. This price was determined from this transaction known to management of the registrant since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ.

The total number of shares of the registrant's common stock outstanding as of February 28, 1997, was 192,500.

Documents Incorporated by Reference
                                                   Part of Form 10-K into which
Document                                           the document is incorporated
Articles of Incorporation,  from 12/31/94 10-K                 Part IV, Item 14
By-Laws, from 12/31/94 Report 10-K                             Part IV, Item 14
Material  Employment  Contract,  from  12/31/94  Report  10-K  Part IV, Item 14
Material  Lease  Contract,  from  03/31/96  Form  10-Q         Part IV, Item 14
S-8 Statement, from 07/31/96 Form S-8                 Part IV, Item 14


      THIS REPORT CONTAINS 65 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 57 .
                          ----                                       ----

                              FIRST NATIONAL BANKSHARES CORPORATION
                                            Form 10-K

                                        Table of Contents
                                                                       Page
PART I

        Item 1 - Business                                                 3

        Item 2 - Properties                                               5

        Item 3 - Legal Proceedings                                        5

        Item 4 - Submission of Matters to a Vote of Security Holders      5

PART II

        Item 5 - Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                    5

        Item 6 - Selected Financial Data                                  7

        Item 7 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                  8-20

        Item 8 - Financial Statements and Supplementary Data          20-46

        Item 9 - Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                47

PART III

        Item 10 - Directors and Executive Officers of the Registrant  48-50

        Item 11 - Executive Compensation                                 51

        Item 12 - Security Ownership of Certain Beneficial Owners and
                    Management                                           52

        Item 13 - Certain Relationships and Related Transactions         53

PART IV

        Item 14 - Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K Financial Statements                     54

        Signatures                                                       55

                                                PART I

ITEM 1 - BUSINESS

Organizational History
First National Bankshares Corporation (referred to in this report as "the Company") is a West Virginia corporation. It was organized on January 28, 1986, and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

The Company has one wholly-owned subsidiary, a national banking association which was known as The First National Bank in Ronceverte, until January, 1996, when the name was changed to First National Bank ("the Bank"). The Bank was originally organized and chartered in 1888, but was reorganized after the Great Depression and now operates under a charter dated 1933. Pursuant to a plan of reorganization, the Bank became a wholly-owned subsidiary of the Company on August 3, 1987. The Company's business activities are conducted through the Bank, as the Bank presently accounts for substantially all of the Company's assets, revenues and earnings.

General
The Bank is a Federally insured depository institution offering a wide variety of services that are typical of full service community banks from its main office located in Ronceverte and from its branch offices in Lewisburg and Charleston, West Virginia. The Bank received approval from the Office of the Comptroller of the Currency in January, 1996, to open the branch facility in Charleston, West Virginia, which was officially opened in mid-July, 1996. Concurrent with the application for the Charleston branch, the Bank withdrew its previous application for a Huntington, West Virginia branch, which had been approved in January of 1995.

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

The new branch location in the city of Charleston is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia. Primary employment is related to various professional service industries, health care, state government, and the chemical industry. The Charleston area typically has unemployment rates far below the state average and is much more insulated from economic downturns than the Greenbrier County area.

Competition
The banking and financial services business is highly competitive, especially in the Bank's market area. The Bank's principal competitors in Greenbrier County include four other commercial banks, each of which are owned by statewide or regional bank holding companies. As of December 31, 1996, management estimates that the Bank had deposits representing an estimated 15% of total deposits and loans representing an estimated 14% of total loans of all five commercial banks servicing its market area. In addition, the Bank also competes for loans, deposits and trust accounts with other regional banks, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies affiliated with Federal and state governments.

It is too early to estimate the impact of competition on the new Charleston branch. The Charleston area is serviced by the state's four largest banking organizations, as well as several small independent banks. Currently, the Company's market share is estimated to be less than 1% for both deposits and loans.

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

Supervision and Regulation
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended ("the Act"). The Act requires the prior approval of the Federal
Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorized interstate bank acquisition anywhere in the country, effective one year after the date of enactment, and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time. The Act further restricts bank holding company nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

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

Employees
At December 31, 1996, the Bank employed 38 full-time and 2 part-time employees. The Company has no employees who are not also employees of the Bank. Such employees are not represented by any collective bargaining unit, and management believes its employee relations are good.

Statistical Information
The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in "Item 6 - Selected Financial Data" on page 7 and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 to 20 of this report, and are incorporated herein by reference.

ITEM 2 - PROPERTIES
The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that provides drive-in services, as well as customer parking for the principal office of the Bank. During 1996, as in prior years, the Bank's branch on Route 219 North in Lewisburg, West Virginia, was leased.

The lease on the Bank's Lewisburg branch commenced April 1, 1986, and ran for a 10-year term, expiring in March of 1996. In January of 1996, Bank Management and the Board of Directors opted to renegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the current lease, but to commence with the purchase of land and the construction of a new branch location. The Company completed construction of a new branch facility and commenced operations on January 27, 1997. The new branch facility is located on U.S. Route 219, approximately 1 mile north of the previous branch location, and is expected to be fully used in the Bank's operations. Management does not anticipate that this action will have any significant impact on its financial position.

The new Charleston branch is located in Laidley Tower, a 16-story high-rise office building in downtown Charleston, WV. Effective May 1, 1996, the Company entered into a 10-year non-cancelable lease agreement to occupy approximately 4,532 square feet of the building. Additional information related to this lease can be found in Note 12 of the Notes to Consolidated Financial Statements which is included in Item 8 of this filing.

The Bank's properties and leased facilities are considered well suited for its current needs. Both the main office located in Ronceverte, WV, and the branch location in Lewisburg, WV, have full-service banking available, including drive-in banking services. Space at both locations is ample, and no significant modifications are required at either location. The new branch facility in Charleston is also a full-service branch offering the same services as the current locations, except it offers no drive-in banking services.

In January, 1996, the main office of the Bank realized damage due to flood waters which necessitated significant remodeling of the first floor. This damage was covered by adequate flood insurance. However, management decided to increase the construction to include not only the replacement of flood damaged items, but also the overall remodeling of the first floor. Substantially all remodeling to the main office was completed by December 31, 1996.

ITEM 3 - LEGAL PROCEEDINGS
The Company and the Bank are not currently involved in any material legal proceedings, other than routine litigation incidental to their business, which involve them or any of their properties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.



                                                PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's stock was first issued on August 3, 1987, as a result of the consummation of the transaction by which First National Bankshares Corporation became a one-bank holding company owning all of the outstanding stock of the Bank. As a result of the issuance of the Company's stock, the stockholders of the Bank became the stockholders of the Company's receiving 5 shares of the Company's common stock for each share of the common stock of the Bank held by them. As of December 31, 1996, the Company's common stock was held by approximately 442 stockholders of record.

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

While management occasionally knows of the actual price paid for its common stock in a transaction, management is not aware of prices paid in most, and sometimes all, sales of the Company stock since such transactions are privately negotiated. However, in some of these transactions, individuals have called the Company and asked for a value for its common stock. In response to such inquiries, the Company provides the individual with the book value of its common stock as of the end of the most recent quarter, as well as the most recent price per share paid in transactions known to management. Stock trades during 1996 that were known to management took place at $50.00 to $50.30 per share, with the majority of known transactions having a per share price of $50.00. This is substantially unchanged from prices known for 1995 transactions. The following high and low prices are the book values of a share of the Company's common stock at the beginning and end of each of the quarters shown below. These may represent amounts which may have been paid for the common stock of the Company during the periods indicated, however management makes no representations concerning trades that were conducted privately.

-------------------------------------------------------------------------------


                                         1996                         1995
                               -----------------------------------------------
                                  High        Low              High       Low
      First Quarter            $ 44.16   $  44.04           $ 39.70   $ 38.90
      Second Quarter             45.02      44.64             41.87     40.24
      Third Quarter              45.42      45.28             42.48     41.83
      Fourth Quarter             45.93      45.84             43.72     43.03

------------------------------------------------------------------------------


The Company traditionally paid dividends on a semi-annual basis. However, beginning in September of 1994, the Company's Board of Directors voted to begin a practice of declaring quarterly dividends. A summary of dividends per share declared during 1996 and 1995 follows:

-------------------------------------------------------------------------------

                                              1996           1995
                                           -------        -------
              First Quarter                $   .33        $   .30
              Second Quarter                   .33            .30
              Third Quarter                    .33            .30
              Fourth Quarter                   .40            .30
-------------------------------------------------------------------------------


The Company plans to continue the pattern of declaring quarterly dividends in the future at a rate consistent with its historical payout ratios.

Payment of dividends by the Company is dependent upon payments to it from the subsidiary bank. The ability of the subsidiary bank to pay dividends is subject to certain limitations. These limitations are discussed in Note 14 of the Notes to Consolidated Financial Statements, which are included in Item 8 of this filing.

ITEM 6. - SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data and ratios)

                                      1996     1995     1994      1993     1992
                                   -------  -------  -------   -------  -------
SUMMARY OF OPERATIONS
Interest income ................   $ 6,166  $ 5,688  $ 5,599   $ 5,926  $ 6,460
Interest expense ...............     2,393    2,115    2,089     2,359    2,887
Net interest income ............     3,773    3,573    3,510     3,568    3,573
Provision for loan losses ......         0        0      123       459      460
Non-interest income ............       433      415      419       366      375
Non-interest expense ...........     3,140    2,920    3,100     2,815    2,814
Income before income taxes .....     1,066    1,068      706       659      674
Income before cumulative effect of
change in accounting principle .       736      767      542       498      491
Net income .....................       736      767      542       298      491

PER SHARE DATA
Income before cumulative effect of
change in accounting principle .   $  3.82  $  3.98  $  2.82   $  2.59  $  2.55
Net income .....................      3.82     3.98     2.82      1.55     2.55
Cash dividends declared ........      1.39     1.20     1.00      0.90     0.90
Book value per share ...........     45.93    43.72    37.98     39.56    38.24

AVERAGE BALANCE SHEET SUMMARY
Loans, net of unearned
discount and reserve ...........   $48,037  $41,853  $40,954   $44,532  $43,652
Securities .....................    23,341   27,321   31,722    28,261   25,401
Deposits .......................    69,838   66,367   72,082    72,584   71,442
Shareholders' equity ...........     8,672    8,223    7,779     7,616    7,314
Total assets ...................    79,985   75,351   80,274    80,615   79,216

AT YEAR END
Loans, net of unearned
discount and reserve ...........   $52,800  $45,773  $38,766   $45,240  $44,199
Securities .....................    22,617   24,015   30,802    29,518   26,443
Deposits .......................    73,316   66,166   69,685    73,543   72,941
Shareholders' equity ...........     8,841    8,415   7,311      7,487    7,362
Total assets ...................    83,668   75,455   77,738    81,615   80,560

SELECTED RATIOS
Return on average assets (1) ...      0.92%    1.02%    0.68%     0.62%    0.62%
Return on average equity (1) ...      8.49     9.33     6.97      6.54     6.70
Average equity to average assets     10.84    10.91     9.69      9.45     9.23
Dividend payout ratio (1) ......     36.35    30.12    35.52     34.76    35.32


(1) - Before cumulative effect of change in accounting principle during 1993.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction
The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of the Company for the applicable periods covered by the consolidated financial statements appearing elsewhere in this report. The statements contained in this discussion may include forward-looking statements based on management's current expectations, and actual results may differ materially. This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto.

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

Earnings Summary
The Company reported net income of $736,000 for 1996, representing an decrease of $31,000 or 4.0% over the $767,000 reported for 1995. This decrease in 1996 earnings was largely attributable to a $158,000 increase in salaries and employee benefits, and a $29,000 increase in income taxes. The Company's 1996 and 1995 earnings were both significantly improved over 1994's earnings due to lower loan loss provisions and FDIC assessments, and the continuing increases in the Company's net interest income.

On a per share basis, net income was $3.82 in 1996, $3.98 in 1995, and $2.82 in 1994. An analysis of the changes in earnings per share by major statement of income component is presented in the following table:

-------------------------------------------------------------------------------


                                                              1996        1995
                                                               vs.         vs.
                                                              1995        1994

      Earning per common share, prior year                $   3.98    $   2.82
      Increase (decrease) from changes in:
        Net interest income                                   1.04         .33
        Provision for loan losses                              .00         .64
        Other income                                           .09        (.03)
        Other expenses                                       (1.14)        .94
        Income taxes                                          (.15)       (.72)
                                                          ---------   ---------
      Earning per common share                            $   3.82    $   3.98
                                                          ========    ========

-------------------------------------------------------------------------------


Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 0.92% for 1996, compared to 1.02% for 1995 and 0.68% for 1994. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 8.49% in 1996, 9.33% in 1995, and 6.97% in 1994. The decrease in both of these ratios is due to the lower earnings noted above.

Net Interest Income
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 1996, 1995, and 1994, tax-equivalent adjustments of $109,000, $121,000, and
$121,000, respectively, are included in interest income, and were computed assuming a tax rate of 34% in all periods.

For the year 1996, the Company's net interest income, as adjusted, increased $188,000 or 5.09% to $3,882,000 as compared to $3,694,000 and $3,631,000 in 1995 and 1994, respectively. This increase was attributable to overall growth in the loan portfolio which is the Bank's highest-yielding earning asset. The Company's net interest margin remained consistent with the previous year at 5.15% in 1996 compared with 5.16% in 1995 and 4.78% in 1994.

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

No provision for loan losses was considered necessary during 1996 and 1995, while a provision of $123,000 was considered necessary in 1994. The reduction in the provision for 1996 and 1995 reflects management's general strengthening of the Company's loan underwriting standards, a reduction in the level of past due loans and an overall decline in net charge-offs. See the ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS section of this discussion for additional information related to the adequacy of the provision for loan losses.

                                     TABLE I
             AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                             (Dollars in thousands)

                                            1996                    1995
                                  ------------------------  -------------------
                                    Average          Yld/   Average        Yld/
                                    Balance   Int.   Rate   Balance  Int   Rate
INTEREST EARNING ASSETS
Loans, net of unearned discount (1) $48,037  $4,667  9.72%  $42,632 $4,018 9.42%
Securities:
 Taxable                             18,855   1,072  5.69    22,494  1,337 5.94
 Tax-exempt (2)                       4,486     321  7.16     4,827    355 7.35
                                  ---------  ------ -----   -------  -----  ----
   Total securities                  23,341   1,393  5.97    27,321  1,692 6.19
                                  ---------  ------ -----   -------  ----- -----

Federal funds sold                    4,049     215  5.31     1,635     99 6.05
                                    -------  ------ -----   ------- ------ -----

   Total interest earnings assets    75,427   6,275  8.32    71,588  5,809 8.11
                                  ---------                 -------

NON INTEREST EARNING ASSETS
Cash and due from banks               2,475                   2,227
Bank premises and equipment           1,499                   1,071
Other assets                          1,194                   1,224
Allowance for loan losses              (610)                   (759)
                                   ---------                 -------
  Total assets                    $  79,985                 $75,351
                                   =========                 =======

INTEREST BEARING LIABILITIES
Demand deposits                   $  13,449     360  2.67   $13,298    354  2.66
Savings deposits                     20,419     727  3.56    20,075    703  3.50
Time deposits                        26,325   1,293  4.91    23,744  1,058  4.45
                                  ---------  ------  ----  --------  ----- -----
   Total interest bearing deposits   60,193   2,380  3.95    57,117  2,115  3.70
Repurchase Agreements                   320      13  4.17         0      0  0.00
                                  ---------  ------  ----  --------  ----- -----
   Total interest bearing liab.      60,513   2,393  3.95    57,117  2,115  3.70

NON INTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits                       9,645                   9,250
Other liabilities                     1,155                     569
Shareholders' equity                  8,672                   8,415
                                  ---------                 -------


  Total liabilities and
     shareholders' equity         $  79,985                $ 75,351
                                  =========                ========


NET INTEREST EARNINGS                        $3,882                  $3,694
                                             ======                  ======


NET YIELD ON INTEREST EARNING ASSETS                5.15%                  5.16%
                                                    =====                  =====

(CONTINUED ON NEXT PAGE.)

(1)-For purposes of this table, nonaccruing loans are included in average loan balances. Loan fees are also included in interest income.
(2)-Computed on a Federal tax-equivalent basis using the rate of 34% for all years.

             AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                             (Dollars in thousands)

                                            1995                   1994
                                   ---------------------------------------------
                                    Average         Yld/    Average        Yld/
                                    Balance   Int   Rate    Balance  Int   Rate
INTEREST EARNING ASSETS
Loans, net of unearned discount (1) $42,632  $4,018  9.42%  $41,882 $3,679 8.78%
Securities:
  Taxable                            22,494   1,337  5.94    27,169  1,585 5.83
  Tax-exempt (2)                      4,827     355  7.35     4,553    355 7.80
                                  ---------   ----- -----     -----  ----- ----
  Total securities                  27,321    1,692  6.19    31,722  1,940 6.12
                                  ---------   ----- ------   ------  ----- ----

Federal funds sold                   1,635       99  6.05     2,365    101 4.27
                                  ---------  ------  ----    ------ ------ ----

  Total interest earnings assets    71,588    5,809  8.11    75,969  5,720 7.53
                                  --------                   ------

NON INTEREST EARNING ASSETS
Cash and due from banks              2,227                    2,799
Bank premises and equipment          1,071                    1,089
Other assets                         1,224                    1,345
Allowance for loan losses             (759)                    (928)
                                  ---------                 --------
 Total assets                     $ 75,351                  $80,274
                                  =========                 ========

INTEREST BEARING LIABILITIES
Demand deposits                   $  13,298     354  2.66   $12,077    327 2.71
Savings deposits                     20,075     703  3.50    24,801    781 3.15
Time deposits                        23,744   1,058  4.45    26,053    981 3.77
                                  ---------  ------ -----   ------- ------ ----
 Total interest bearing deposits     57,117   2,115  3.70    62,934  2,089 3.32
Repurchase Agreements                     0       0  0.00         0      0 0.00
                                  ---------  ------  ----   ------- ------ ----
  Total interest bearing liab.       57,117   2,115  3.70    62,931  2,089 3.32

NON INTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits                       9,250                   9,151
Other liabilities                       569                     413
Shareholders' equity                  8,415                   7,779
                                  ---------                  ------


  Total liabilities and
    shareholders' equity          $  75,351                 $80,274
                                  =========                ========


NET INTEREST EARNINGS                        $3,694                 $3,631
                                             ======                 ======


NET YIELD ON INTEREST EARNING ASSETS                5.16%                  4.78%
                                                    =====                  =====

(1) - For purposes of this table, nonaccruing loans are included in average loan balances. Loan fees are also included in interest income.
(2) - Computed on a Federal tax-equivalent basis using the rate of
      34% for all years.
-------------------------------------------------------------------------------
                                                     11

-------------------------------------------------------------------------------

                                    TABLE II

                      CHANGE IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                             (Dollars in thousands)



                                1996 vs. 1995                1995 vs 1994
                            ------------------------  --------------------------
                             Increase (Decrease)         Increase (Decrease)
                              Due to Change in:           Due to Change in:
                           Volume     Rate    Total   Volume     Rate    Total
INTEREST EARNING ASSETS
Loans ...................   $ 522    $ 127    $ 649    $  67    $ 272    $ 339

Securities:
Taxable .................    (209)     (56)    (265)    (277)      29     (248)
Tax-exempt (2) ..........     (25)      (9)     (34)      21      (21)       0
                            -----    -----    -----    -----    -----    -----
Total securities ........    (234)     (65)    (299)    (256)       8     (248)
                            -----    -----    -----    -----    -----    -----

Federal funds sold ......     128      (12)     116      (37)      34       (3)
                            -----    -----    -----    -----    -----    -----

Total interest earning asset  416       50      466     (226)     314       88
                            -----    -----    -----    -----    -----    -----

INTEREST BEARING LIABILITIES
Demand deposits .........       4        2        6       33       (6)      27
Savings deposits ........      12       12       24     (159)      81      (78)
Time deposits ...........     120      115      235      (92)     168       76
Repurchase Agreements ...      13        0       13        0        0        0
                            -----    -----    -----    -----    -----    -----
Total interest bearing
liabilities .............     149      129      278     (218)     243       25
                            -----    -----    -----    -----    -----    -----

NET INTEREST EARNINGS ...   $ 267    $ (79)   $ 188    $  (8)   $  71    $  63
                            =====    =====    =====    =====    =====    =====


(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) - Calculated assuming a fully tax-equivalent basis using the rate of 34%.


-------------------------------------------------------------------------------

Non-interest Income
Non-interest income includes revenues from all sources other than interest income and yield related loan fees. Noninterest income totaled $433,000, $415,000, and $419,000 for the years ended December 31, 1996, 1995, and 1994, or
6.56%, 6.80%, and 6.96% of total income, respectively. For the year 1996, non-interest income was $433,000, up 4.3% from $415,000 in 1995, and also increased over 1994's level of $419,000. The following table details the components of non-interest income earned by the Company in 1996, 1995, and 1994, as well as the percentage increase (decrease) in each over the prior year.

-------------------------------------------------------------------------------

                                        1996             1995           1994
                                 ------------------ ----------------- ----------
                                            Percent           Percent
                                   Amount   Change   Amount   Change   Amount

Trust department income ......   $ 66,000  (52.5%) $139,000   78.2%  $  78,000
Service fees and commissions .    251,000   20.1    209,000    5.4)    221,000
Securities Gains (Losses), Net      1,000    0.0      1,000     --         --
Other ........................    115,000   74.2     66,000  (45.0)    120,000
                                 --------   ----  ---------   ----    --------

                                 $433,000    4.3%  $415,000   (1.0%)  $419,000
                                 ========   ====    =======    ====   ========

--------------------------------------------------------------------------------


The decrease in trust department income in 1996 resulted primarily from the loss of non-recurring fees which were realized in 1995 from the administration of a large estate. While the Company seeks to attract new trust business, estates and other trust services tend to fluctuate, and trust revenues are expected to remain at current levels during 1997. Service charges and commissions increased by $42,000, or 20.1% to $251,000 in 1996 due to a concentrated effort by the Bank to increase its fee income on deposit products and other services.

Other non-interest income also increased, reaching $115,000 during 1996 versus $66,000 for the year ended December 31, 1995. Total other non-interest income has fluctuated between 1994 to 1996 primarily due to non-recurring items. Other income increased $49,000, or 74.2%, in 1996 primarily due to a $58,000 gain recognized from insurance proceeds received as a result of flood damage to the Bank's main banking facility. Also, other non-interest income decreased $54,000 or 45.0% in 1995 primarily due to the recognition of a $39,000 gain on proceeds received under a key-man life insurance policy during 1994.

Non-interest Expense
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. The following table itemizes the primary components of non-interest expense for 1996, 1995 and 1994, and the percentage increase (decrease) in each over the prior year.

--------------------------------------------------------------------------------

                                         1996             1995            1994
                                    --------------------------------------------
                                            Percent            Percent
                                   Amount   Change   Amount    Change   Amount
Salaries and employee benefits  $1,628,000  10.7%  $1,470,000  (0.5%) $1,477,000
Net occupancy expense ........     292,000  19.7      244,000  10.9      220,000
Equipment rental, depreciation
   and maintenance ...........     216,000   4.3      207,000  (9.2)     228,000
Federal deposit ins. premiums        3,000 (96.3)      80,000 (56.5)     184,000
Data processing ..............     160,000  (9.1)     176,000  (6.4)     188,000
Advertising ..................      77,000 (15.4)      91,000  (8.3)      84,000
Professional & Legal .........     111,000 (15.9)     132,000 (53.8)     286,000
Mailing and Postage ..........      81,000  22.7       66,000  (5.7)      70,000
Directors' fees and
    shareholders' expense ....      92,000  15.0       80,000  66.7       48,000
Stationary & Supplies ........      97,000  64.4       59,000 (25.3)      79,000
Other ........................     383,000  21.6      315,000  33.5      236,000
                                ----------  ----  -----------  ----   ----------
                                $3,140,000  7.5%   $2,920,000  (5.8)  $3,100,000
                                ==========  ====   ==========  ====   ==========

--------------------------------------------------------------------------------


Non-interest expense increased $220,000, or 7.5%, compared to 1995, primarily due to an increase in salaries and employee benefits of $158,000. Salaries and employee benefits represent the Company's largest non-interest cost, comprising approximately 51.8% of total non-interest expense in 1996. The increase in salaries and employee benefits in 1996 compared to 1995 is due primarily to the addition of four new positions at the new Charleston branch office, as well as normal merit increases for the existing staff. The four new branch employees were on the Bank's payroll for approximately the last six months of 1996.

Increased occupancy and equipment costs realized in 1996 is a result of the performance of certain building maintenance and upgrade projects, from the additional depreciation expense on furnishings, computers and other equipment acquired in connection with the new Charleston office and the additional lease expense for the new Charleston office. Total new occupancy expenses associated with the Charleston office in 1996 which were not present in previous years include lease expense of $54,000 and additional depreciation expense of $24,000.

Federal Deposit insurance premiums fell dramatically in both 1996, falling by $77,000 to $3,000. This was due to a general reduction in FDIC assessment premiums realized throughout the banking industry.

Stationary and supplies expense was 64.4% higher in 1996 versus 1995 due largely to the new Charleston branch office. Significant promotional material was printed, as was new letterhead, envelopes, business cards and related stationary items for the new office. Additionally, the Company ordered new stationary for the existing offices with an updated corporate logo due to the change in the Bank's name during the first quarter of 1996.

The 15.4% decrease in advertising expense in 1996 versus 1995, and the corresponding 15.0% increase in directors' fees and shareholders' expense is due to the internal reclassification of the cost of annual reports and quarterly shareholder mailings from advertising expense to shareholders' expense.

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

Income Taxes
The Company's income tax expense, which includes both Federal and State income taxes, totaled $330,000 or 30.9% of pre-tax income in 1996, compared to $301,000 or 28.2% in 1995, and $164,000 or 23.2% in 1994. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and interest income derived from tax-exempt securities. The increase in the Company's effective tax rate is attributable to a disproportionate increase in taxable income (primarily from loan growth and decreased expense levels) in comparison to non-taxable income. There was no increase in tax-exempt income for the Company during 1996, therefore tax-exempt interest income represented a much smaller percentage of the company's profit before taxes. Additional details relative to the Company's income taxes are included in Note 9 to the accompanying consolidated financial statements.

Changes in Financial Position
Total assets increased $8,213,000 or 10.9% to $83,668,000 at year end 1996 compared to $75,455,000 at year end 1995. This increase in total assets resulted from an increase in total deposits of $7,150,000 or 10.8%, which was primarily invested in loans due to an increase in overall loan demand. Average Company total assets also increased, up 6.2% from $75,351,000 during 1995 to $79,985,000 during 1996. TABLE I presents the Company's average balance sheet composition for the years ended 1996, 1995 and 1994.

Net premises and equipment, the Company's most substantial non-earning asset, increased by $999,000 to $1,965,000 at year-end 1996 compared to year-end 1995. This is attributable to the additional fixed assets acquired in connection with the new Charleston branch facility, as well as the new branch facility located in Lewisburg, WV. Additional fixed asset increases are due to the additional equipment and building repairs associated with the aforementioned flood damage to the main bank location.


Securities
The Company has classified a portion of its securities portfolio as available for sale to permit sufficient flexibility in regard to the Company's asset/liability management program. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. The Company does not hold any securities for trading purposes. A large number of securities matured during 1996 in both the available-for-sale and held-to-maturity categories, and substantially all new securities purchased during

1996 were classified as held-to-maturity due to the relatively short maturities of the securities purchased. Management does not believe that this change in the securities portfolio composition has any material impact on financial performance. To offset the anticipated loan demand and to provide for adequate liquidity, management intends to classify the majority of any new securities purchased as available-for-sale.

The total securities portfolio decreased $1,398,000 or 5.8% to $22,617,000 at December 31, 1996, compared to December 31, 1995. Additionally, average total securities decreased from $27,321,000 during 1995 to $23,341,000 during 1996, or 14.6%. This decrease resulted management's shift in funds from securities to higher-yielding loans due to increased loan demand. This movement of funds from securities to loans was a gradual process occurring as various securities reached their scheduled maturity dates. No securities were sold to fund loan growth or meet other liquidity needs.

At year end 1996, the Company had an unrealized gain on securities classified as available for sale of $0, net of applicable deferred income taxes. This represents a $43,000 decrease over 1995's net unrealized gain of $43,000, net of applicable deferred income taxes.

Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this filing. At December 31, 1996, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent of shareholders' equity. The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 1996 are summarized in TABLE III.

-------------------------------------------------------------------------------


                                                 TABLE III
                                      SECURITY MATURITY ANALYSIS (2)
                                 (At amortized cost, dollars in thousands)


                                           After One   After Five
                                Within     but within  but within  After
                               One Year    Five Years  Ten Years   Ten Years
                           Amt   Yld(1)  Amt  Yld(1)  Amt Yld(1)  Amt Yld(1)
                           ------------  -----------  ----------  ----------
Securities Held to Maturity
U.S. Treasury securities  $2,507 5.59%  $ 500 5.57%   $ -   - % $ -    -  %
U.S. Government agencies
 and corporations          6,967 5.38   4,232 5.65      -   -     -    -
Corporate debt securities    -     -      500 5.13      -   -     -    -
State and political
 subdivisions                235 3.90     605 4.35   3,290 4.79   -    -
                          ------ ----  ------ ----   ----- ---- ----  ----
Total                    $ 9,709 5.40  $5,837 5.46  $3,290 4.79 $ -    -
                          ====== ====  ====== ====  ====== ==== ====  ====

Securities Available for Sale
U.S. Treasury securities  $ -     -  %   $980 5.97% $ -     -%  $ -     - %
U.S. Government agencies
 and corporations         1,001  5.95   1,500 6.11    -     -     -     -
Other                       -     -       -    -      -     -     -     -
                          ------ ----  ------ ----  ----- ----  ----  ----
Total                   $ 1,001  5.95  $2,480 6.05  $ -     -   $ -     -
                          ====== ====  ====== ====  ===== ====  ====  ====


(1) -- Weighted average yield presented without adjustment to a tax equivalent basis.
(2) - Excludes Federal Reserve Bank and Federal Home Loan Bank stock which are considered equity securities.

--------------------------------------------------------------------------------


Loans
Loans, net of unearned income, increased $7,037,000, or 15.2%, to $53,454,000 during 1996. Average loans outstanding, net of unearned income, increased from $42,632,000 in 1995 to $48,037,000 in 1996, or 12.7%. A summary of the Company's year-end loan balances by type, as well as an analysis of the increase (decrease) in such balances from December 31, 1995 to December 31, 1996, is summarized in the following table.

-------------------------------------------------------------------------------


                                                    Percent
                                                    Increase
                                           1996    (Decrease)    1995
                                       --------------------------------
Commercial, financial and agricultural $19,579,000   49.1%  $13,135,000
Real estate - construction ...........   2,396,000   18.6     2,020,000
Real estate - mortgage ...............  24,031,000    2.6    23,430,000
Installment and other ................   7,553,000   (6.7)    8,093,000
                                       -----------   ----   -----------
                                       $53,559,000   14.7   $46,678,000
    LESS: Unearned Discount ..........     105,000  (59.8)      261,000
                                       -----------   ----   -----------
NET LOANS ............................ $53,454,000   15.2%  $46,417,000
                                       ===========   ====   ===========

-------------------------------------------------------------------------------


The increase in loans is primarily attributable to overall growth in the commercial loan portfolio, as the Bank makes a more concentrated effort to obtain commercial business. Additionally, the Bank increased its loan portfolio by approximately $5,055,000, primarily in commercial loans and residential mortgages, as a direct result of its move into the Charleston market. Installment loans have decreased by approximately 6.7% since year-end 1995. This is due largely to a decreased demand for personal and consumer loans in the Bank's primary Greenbrier County market.

A summary of loan maturities by loan type as of December 31, 1996 is included in
Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Allowance for Loan Losses and Risk Elements
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company's management, on a quarterly basis, performs a comprehensive loan evaluation which encompasses the identification of all potential problem credits, which are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, detail reviews of specific loans for collectibility, performance and collateral protection are performed. A grade is assigned to the individual loans reviewed utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of non-performing and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses.

As more fully explained in Notes 1 and 5 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loans' collateral if the loan is collateral dependent. There has been no significant change in the amount of loans considered impaired under the provision of SFAS No. 114, as amended.

At December 31, 1996, the allowance for loan losses was $654,000 or 1.22% of total loans (net of unearned income) compared to $643,000 or 1.39% at December 31, 1995. The Bank was in a net recovery position (more money was recovered from previously charged-off loans than was lost on newly charged-off loans) during 1996, resulting in an increase in the allowance for loan losses. Loan charge-offs, net of recoveries, for 1996 were ($11,000) compared to $209,000 and $271,000 in 1995 and 1994, respectively. Expressed as a percentage of average loans outstanding during 1996, 1995 and 1994, net loan charge-offs were (0.02%), 0.49% and 0.65%, respectively. See Note 5 to the consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses in 1996, 1995 and 1994. Despite an overall increase in loan volume since 1994, the year-end 1996 allowance is $199,000 less than 1994's year-end balance. This is due primarily to specific reserve allocations to several problem credits in 1994 that have since been charged-off or paid-off. Management believes that the current allowance is sufficient to cover any potential losses in the current loan portfolio. The increase in the Company's unallocated reserve is due to a significant decline in the three-year average charge-off history for commercial loans, which is directly related to increased quality in the loan portfolio. An allocation of the allowance for loan losses to specific loan categories is presented in TABLE IV.

-------------------------------------------------------------------------------


                                            TABLE IV
                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                     (Dollars in thousands)

                                1996           1995              1994
                              -------------------------------------------------
                                    Pct            Pct           Pct
                                    of Tot         of Tot        of Tot
                             Amnt   Loans    Amt   Loans  Amt    Loans
Commercial, financial,
   and agricultural        $ 136   36.6%   $ 245   28.1% $ 472   23.1%
Real estate - construction    --    4.5       --    4.3     --    1.7
Real estate - mortgage       102   45.0      136   50.2    258   53.3
Installment                  103   11.5      101   14.0    123   18.6
Other                         --    2.4       --    3.4     --    3.3
Unallocated                  313     --      161     --     --     --
                            ------------------------------------------
                           $ 654  100.0%   $ 643  100.0% $ 853  100.0%
                            ==========================================

-------------------------------------------------------------------------------



The following presents a summary of the Company's non-performing assets and accruing loans past due 90 days or more at December 31, 1996, 1995 and 1994.

-------------------------------------------------------------------------------
                                                        (in thousands)
                                                          December 31,
                                                    1996      1995     1994
                                                  --------------------------
      Non-performing assets:
        Nonaccrual loans                        $   161     $   375   $ 933
        Other real estate owned                      22          10      -
        Restructured loans                          -             -      -
                                                 ---------------------------

                                                $   183     $   385   $  933
                                                 ===========================

      Accruing loans past due
         90 days or more                        $   -      $  -       $   -
                                                 ===========================

------------------------------------------------------------------------------


The Company places into nonaccrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. If interest on nonaccrual loans had been accrued, such income would have approximated $15,000, $41,000 and $72,000 in 1996, 1995 and 1994, respectively.
Interest income recognized on nonaccrual loans and included in Company interest income is not material.

Deposits
Total deposits increased by 10.8% to $73,316,000 at December 31, 1996, from $66,166,000 at December 31, 1995. Average total deposits increased from $66,367,000 during 1995 to $69,838,000 during 1996, an increase of 5.2%. This increase is primarily the result of an increase in time deposits (CD's) from year end 1995 to year end 1996, as well as smaller increases in savings accounts, NOW accounts and Money Market demand accounts. Non-interest bearing deposits also increased slightly.

The increase in interest-bearing deposits, primarily certificates of deposit, was an intention of management in order to provide funds for anticipated loan demand. Two certificate of deposit promotions were offered during 1996 to increase the Bank's fixed-term deposit base. The increase in savings deposits is largely due to a new savings deposit product that offers tiered yields based upon deposit balances. Deposits of approximately $1,534,000 are directly related to the operation of the new Charleston branch.

Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Securities Sold under Agreements to Repurchase
As more fully discussed in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, during 1996 the Bank became involved in repurchase agreements with three of its commercial customers. Interest paid on these borrowings is tied to the Federal Funds rate, depending on the outstanding deposit balances. Total interest paid under these arrangements was not material during 1996.

Liquidity and Interest Rate Risk Management
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which measured $5,239,000 at December 31, 1996 or 44.9% more than the $3,614,000 total at
December 31, 1995. This increase in liquidity was due to the increase in deposits. Liquidity is considered to be more than adequate. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of December 31, 1996 of $10,710,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $2,476,000 and classified as available for sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

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

--------------------------------------------------------------------------------

                                            TABLE VI
                                 INTEREST RATE SENSITIVITY GAPS
                                        December 31, 1996
                                     (Dollars in thousands)

                                  Repricing (1)
                                     0-90    91-180  181-365  After
                                     Days    Days    Days     1 Year    Total
INTEREST EARNING ASSETS
   Loans, net of unearned discount  $22,$25  3,608   $4,487   $23,134   $53,454
   Securities (at amortized cost)     2,500  1,735    6,500    11,882    22,617
   Federal funds sold                 2,663    -        -          -      2,663
                                    -------  -----   ------   --------  -------
      Total interest earning assets  27,388  5,343   10,987    35,016    78,734
                                    -------- -----   -------  --------  -------

INTEREST BEARING LIABILITIES
   Demand deposits                  $13,586  $ -    $  -      $   -     $13,586
   Savings deposits                  21,899    -       -          -      21,899
   Time deposits                      9,588  5,071    6,143     6,818    27,620
   Repurchase Agreements                492    -       -          -         492
                                    -------  -----   ------  ---------  -------
      Total interest bearing
        liabilities                  45,565  5,071    6,143     6,818    63,597
                                    -------  -----   ------  ---------  -------

      Contractual interest
        sensitivity gap             (18,177)    272   4,844    28,198    15,137

   Adjustment (2)                    35,485 (35,485)    -          -        -
                                   -------- --------  ------  --------   ------


      Adjusted interest
        sensitivity gap            $ 17,308 $(35,213) $4,844  $28,198   $15,137
                                   ======== ========= ======  =========  ======

   Cumulative adjusted interest
      sensitivity gap              $ 17,308 $(17,905) $(13,061) $15,137
                                   ======== ========= ========= =======

   Cumulative adjusted gap as a percent
      of total earning assets        21.98%   (22.74%) (16.59%)  19.23%

   Cumulative adjusted
      rate-sensitivity ratio          2.72       0.65    0.77     1.24


This table includes various assumptions by management of maturities and repayment patterns.

(1) - Contractual repricing, not contractual maturities, is used in this table unless otherwise noted. No pre- payment assumptions were assumed.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts are based upon historical experience.

--------------------------------------------------------------------------------


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.77. Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 1997 could have a significant negative impact on the Bank's net interest income in 1997. However, interest rates on approximately 55% of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of December 31, 1996, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

Capital Resources
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at December 31, 1996 was $8,841,000 compared to $8,415,000 at December 31, 1995, representing an increase of 5.1%. Despite this increase, total shareholders' equity expressed as a percentage of total assets decreased from 11.2% at December 31, 1995 to 10.6% at December 31, 1996 due to higher dividend payout and the rapid asset growth in 1996.

The Company's subsidiary bank is subject to minimum regulatory risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 1996, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.

--------------------------------------------------------------------------------


                            RISK-BASED CAPITAL RATIOS

                                                              Minimum
                                                 Actual       Requirement

     Tier 1 risk-based capital ratio             16.98%       4.00%
     Total risk-based capital ratio              18.23%       8.00%
     Leverage ratio                              10.56%       3.00%

------------------------------------------------------------------------------


Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future. Additional information related to regulatory restrictions on capital and dividends is disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Stock Option Plan
At the Company's regularly scheduled 1996 stockholders' meeting on April 25, 1996, the shareholders voted to approve an incentive stock option plan. The purpose of the plan is to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus providing a proprietary interest in the business. For more information regarding this plan, please refer to Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Impact of Inflation and Effects of Changing Prices
The results of operations and financial position of the Company have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the Company's interest rate sensitive assets and liabilities and the cost of noninterest expenses, such as salaries, benefits and other operating expenses.

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities reprice more frequently than those of non-banking entities. It is the Company's policy to have a majority of its loan portfolio reprice within five years by using variable and balloon payment credit terms in order to reduce the impact of significant changes in interest rates on its longer-term assets. Further, the Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1996 is disclosed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Indirectly, management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditor's report and consolidated financial statements of the Company and its subsidiary appear herein. The Company is not subject to the requirements for disclosure of supplemental quarterly financial data.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First National Bankshares Corporation
  and subsidiary
Ronceverte, West Virginia

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.


                                                    ARNETT & FOSTER, P.L.L.C.








Charleston, West Virginia
January 31, 1997

                              FIRST NATIONAL BANKSHARES CORPORATION
                                         AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                   December 31, 1996 and 1995


    ASSETS                                              1996         1995
                                                   ------------------------

Cash and due from banks                             $ 2,576,154 $ 2,720,887
Federal funds sold                                    2,663,000     893,000
Securities held to maturity (estimated fair value
    1996 $18,850,067; 1995 $13,609,276)              18,835,775  13,514,482
Securities available for sale                         3,781,525  10,500,880
Loans, less allowance for loan losses of $653,954
    and $643,439, respectively                       52,800,034  45,773,252
Bank premises and equipment, net                      1,964,661     999,187
Accrued interest receivable                             658,579     706,746
Other assets                                            388,534     346,482
                                                    ----------- -----------

       Total assets                                 $83,668,262 $75,454,916
                                                    =========== ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
    Non interest bearing                            $10,211,415 $ 8,690,907
    Interest bearing                                 63,105,038  57,475,281
                                                    ----------- -----------
       Total deposits                                73,316,453  66,166,188

Securities sold under agreements to repurchase          492,473        --
Other liabilities                                     1,018,724     873,324
                                                    ----------- -----------

    Total liabilities                                74,827,650  67,039,512
                                                    ----------- -----------

Commitments and Contingencies

Shareholders' Equity
    Common stock, $5.00 par value, authorized
       500,000 shares, issued 192,500 shares            962,500     962,500
    Capital surplus                                   1,000,000   1,000,000
    Retained earnings                                 6,878,037   6,409,585
    Net unrealized gain (loss) on securities                 75      43,319
                                                     ----------  ----------

       Total shareholders' equity                     8,840,612   8,415,404
                                                    ----------- -----------

       Total liabilities and shareholders' equity   $83,668,262 $75,454,916
                                                    =========== ===========


                         See Notes to Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              For The Years Ended December 31, 1996, 1995 and 1994

                                                    1996       1995       1994
                                                 -------------------------------
Interest income:
Interest and fees on loans .................... $4,666,820 $4,018,204 $3,678,920
Interest and dividends on securities:
    Taxable ...................................  1,072,369  1,336,509  1,585,325
    Tax-exempt ................................    211,876    234,415    234,347
Interest on Federal funds sold ................    214,946     98,910    100,834
                                                ---------- ---------------------
       Total interest income ..................  6,166,011  5,688,038  5,599,426
                                                ---------- ---------------------
Interest expense:
Deposits ......................................  2,379,774  2,115,406  2,089,199
Securities sold under agreement to repurchase .     13,356       --         --
                                                -------------------------------
       Total interest expense .................  2,393,130  2,115,406  2,089,199
                                                ---------- ---------- ----------

       Net interest income ....................  3,772,881  3,572,632  3,510,227
Provision for loan losses .....................       --         --      123,000
                                                --------------------------------
   Net interest income after provision for
           loan losses ........................  3,772,881  3,572,632  3,387,227
                                                ---------- ---------- ----------

Other income (expense):
Trust department income .......................     65,757    139,312     78,389
Service fees ..................................    251,251    209,190    220,843
Securities gains (losses), net ................        972        990      (391)
Other .........................................    115,135     65,720    120,262
                                                ---------- ---------- ----------

       Total other income .....................    433,115    415,212    419,103
                                                ---------- ---------- ----------
Other expenses:
Salaries and employee benefits ................  1,628,041  1,469,823  1,476,669
Net occupancy expense .........................    292,250    244,032    219,934
Equipment rentals, depreciation and maintenance    216,373    207,008    227,930
Federal deposit insurance premiums ............      3,265     80,310    183,697
Data processing ...............................    159,983    176,041    187,665
Advertising ...................................     76,991     90,721     84,428
Professional and legal ........................    111,382    132,394    286,006
Mailing and postage ...........................     80,642     65,634     70,214
Directors' fees and shareholders' expenses ....     91,449     79,600     48,350
Stationery and supplies .......................     97,002     58,716     79,632
Other .........................................    382,365    315,643    235,855
                                                ---------- ---------- ----------

       Total other expenses ...................  3,139,743  2,919,922  3,100,380
                                                ---------- ---------- ----------

Income before income tax expense ..............  1,066,253  1,067,922    705,950

    Income tax expense ........................    330,226    301,108    163,961
                                                ---------- ---------- ----------

           Net income ......................... $  736,027 $  766,814 $  541,989
                                                ========== ========== ==========

    Earnings per common share ................. $  3.82     $    3.98 $    2.82
                                                ========== ========== ==========
    Average common shares outstanding .........    192,500    192,500   192,500
                                                ========== ========== ==========

                         See Notes to Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the Years Ended December 31, 1996, 1995 and 1994

                                                                Net
                                                                Unrlzd   Total
                                                                Gain     Share-
                               Common    Capital     Retained   (Loss)on holders
                               Stock     Surplus     Earnings   Secrts   Equity
Balance, December 31, 1993     $962,500  $1,000,000  $5,524,282  $ -  $7,486,782

Net income                        -         -           541,989    -     541,989
Cash dividends declared
 on common stock
 ($1.00 per share)                -         -          (192,500)   -   (192,500)
Net unrealized gain (loss)
 on securities upon adoption
 of SFAS No. 115                  -         -              -    311,567  311,567
Change in net unrealized
 gain (loss) on securities        -         -              -  (836,830)(836,830)
                             ---------------------------------------------------
Balance, December 31, 1994     962,500  1,000,000  5,873,771 (525,263) 7,311,008

   Net income                     -         -        766,814    -        766,814
   Cash dividends declared
       on common stock
       ($1.20 per share)          -         -       (231,000)   -      (231,000)
   Change in net unrealized
     gain (loss) on securities    -         -            -    568,582   568,582
                             --------------------------------------------------

Balance, December 31, 1995     962,500  1,000,000  6,409,585   43,319  8,415,404

   Net income                     -         -        736,027    -       736,027
   Cash dividends declared
       on common stock
       ($1.39 per share)          -         -       (267,575)   -      (267,575)
   Change in net unrealized
      gain (loss) on securities   -         -          -      (43,244)  (43,244)
                             ---------------------------------------------------
Balance, December 31, 1996   $ 962,500  $1,000,000 $6,878,037    $75  $8,840,612
                             ===================================================















                            See Notes to Consolidated Financial Statements

                         FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31, 1996, 1995 and 1994

                                                    1996        1995        1994
                                               ---------     -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................. $ 736,027  $  766,814  $  541,989
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation ................................   172,046     151,529     147,377
Provision for loan losses ...................      --          --       123,000
Deferred income taxes (benefit) .............    20,020      72,875      41,383
Securities (gains) losses, net ..............      (972)       (990)        391
(Gain) loss on sale of other assets .........    16,000        --          --
(Gain) loss on disposal of bank premises
and equipment ...............................    26,202       4,166        --
Amortization of securities premiums and
(accretion of discounts), net ...............  (166,673)     (5,659)     57,450
(Increase) decrease in accrued int rec ......    48,167      89,337      23,978
(Increase) decrease in other assets .........    (3,634)    197,916    (164,989)
Increase (decrease) in other liabilities ....   126,150      48,935      79,203
                                              ---------  ----------  ----------
Net cash provided by
operating activities ........................   973,333   1,324,923     849,782
                                              ---------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of
securities held to maturity ................ 11,656,739   2,497,865     716,250
Proceeds from maturities and calls of
securities available for sale ............... 7,639,238   7,359,233   6,000,000
Proceeds from sales of securities
available for sale ..........................      --          --     1,000,000
Principal payments received on
securities held to maturity .................      --          --        83,529
Purchases of securities held to maturity ....(16,790,439)(1,953,302) (3,513,445)
Purchases of securities available for sale .. (1,009,800) (232,200) (6,436,016) Principal payments received on (loans made to) customers, net ...........(7,112,188) (7,007,180)  6,350,364
Purchases of bank premises and equipment ....(1,175,222)   (119,664)    (92,619)
Proceeds from sale of bank
premises and equipment ......................    11,500        --          --
Proceeds from sales of other assets .........    37,693      73,000      45,500
                                             ----------  ----------  ----------
Net cash provided by (used in)
investing activities ........................(6,742,479)    617,752   4,153,563
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand
deposit, NOW and savings accounts ........... 5,240,980  (4,150,169) (2,057,415)
Proceeds from sales of (payments for
matured) time deposits, net ................. 1,909,285     631,011  (1,799,752)
Net increase (decrease) in securities
sold under agreements to repurchase .........   492,473        --          --
Dividends paid ..............................  (248,325)   (250,250)   (115,500)
                                             ----------  ----------  ----------
Net cash provided by (used in)
financing activities ........................ 7,394,413  (3,769,408) (3,972,667)
                                             ----------  ----------  ----------

                                              (Continued)

                                 FIRST NATIONAL BANKSHARES CORPORATION
                                            AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                         For the Years Ended December 31, 1996, 1995 and 1994


                                       1996           1995          1994
                                       ---------     ---------      ----

Increase (decrease) in cash and
cash equivalents ....................  1,625,267  (1,826,733)  1,030,678

Cash and cash equivalents:
Beginning ...........................  3,613,887   5,440,620   4,409,942
                                      ---------- -----------  ----------

Ending .............................. $5,239,154 $ 3,613,887  $5,440,620
                                      ========== ===========  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest ............................ $2,320,987 $ 2,093,711  $2,056,556
                                      ========== ===========  ==========

Income taxes ........................ $  365,409 $    83,090  $  326,673
                                      ========== ===========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Other real estate acquired in
settlement of loans ................. $   85,406 $      --    $      500
                                      ========== ===========  ==========

Dividends declared and unpaid ....... $   77,000 $    57,750  $   77,000
                                      ========== ===========  ==========























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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of First National Bankshares Corporation, and its wholly-owned subsidiary, The First National Bank (formerly The First National Bank in Ronceverte). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Securities: Debt and equity securities are classified as "held to maturity", "available for sale" or "trading" according to management's intent. The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

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

       Trading securities - There are no securities classified as "trading" in the accompanying consolidated financial statements.

Realized gains and losses on sales of securities are recognized on the specific identification method. Amortization of premiums and accretion of discounts are computed using the interest method.

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses.

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

       A loan is impaired when, based on current information and events, it is probable that the subsidiary bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

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

       Certain loan fees and direct loan costs are recognized as income or expense when incurred. Whereas, generally accepted accounting principles require that such fees and costs be deferred and amortized as adjustments of the related loan's yield over the contractual life of the loan. The subsidiary bank's method of recognition of loan fees and direct loan costs produces results which are not materially different from those that would be recognized had Statement Number 91 of the Financial Accounting Standards Board been adopted.

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

       Other real estate: Other real estate consists of real estate held for resale which was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any write-down being charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are insignificant and are charged to operating expenses. Gains and losses on the sale of these properties are credited or charged to operating income in the year of the transactions.

       Sales of these properties which are financed by the subsidiary bank and meet the criteria of covered transactions remain classified as other real estate until such time as principal payments have been received to warrant classification as a real estate loan.

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Income taxes: The consolidated provision for income taxes includes Federal and state income taxes and is based on pretax net income reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. Deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enact Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

       Earnings per share: Earnings per common share are computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 192,500 for each of the years ended December 31, 1996, 1995 and 1994.

       Profit  sharing  and  401(k)  plans:   The  subsidiary  bank  sponsors  a
       profit-sharing and 401(k) plan which covers substantially all employees. Bank contributions to the plans are charged to expense.

       Postretirement benefit plans: The subsidiary bank provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. The plans are contributory with retiree contributions and are unfunded. The subsidiary bank's share of the estimated costs that will be paid after retirement is being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits.

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

       Reclassifications: Certain accounts in the consolidated financial statements for 1995 and 1994, as previously presented, have been\ reclassified to conform to current year classifications.


Note 2.       Cash Concentrations

       At December 31, 1996, the subsidiary bank had a concentration totaling $3,425,545 and $1,507,630, respectively, with Nationsbank consisting of a due from bank account balance and Federal funds sold. Deposits with correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations.

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.       Securities

       During 1995, the subsidiary bank reassessed the classifications of its securities and transferred securities with an amortized cost of $6,496,223 and estimated fair value of $6,488,454 from the available for sale category to the held to maturity category.

       The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 1996 and 1995, are summarized as follows:

                                                                    Value
                                                                    (Estimated
                                        Amortized       Unrealized   Fair
                                             Cost   Gains  Losses    Value)
Available for sale
Taxable:
U.S. Treasury securities $ ..........     979,860 $ 2,328  $    0  $  982,188
U.S. Government agencies
and corporations ....................   2,500,643   5,294   7,500   2,498,437
Federal Reserve Bank stock ..........      56,650       0       0      56,650
Federal Home Loan Bank
stock ...............................     242,000       0       0     242,000
                                        -------------------------------------
Total taxable .......................   3,779,153   7,622   7,500   3,779,275
                                        -------------------------------------

Tax-exempt:
Federal Reserve Bank
stock ...............................       2,250       0       0       2,250
                                        -------------------------------------

Total ............................... $ 3,781,403  $7,622  $7,500  $3,781,525
                                        -------------------------------------


                                        Carrying
                                        Value                        Estimated
                                        Amortized     Unrealized     Fair
                                             Cost   Gains  Losses    Value
Held to maturity
Taxable:
U.S. Treasury securities $ ..........   3,002,858 $ 2,553 $   410 $ 3,005,001
U.S. Government agencies
and corporations ....................  11,203,343  19,479  30,510  11,192,312
Corporate debt securities ...........     500,000       0   7,255     492,745
                                       --------------------------------------
Total taxable .......................  14,706,201  22,032  38,175  14,690,058
                                       --------------------------------------

Tax-exempt:
State and political
subdivisions ........................   4,129,574  44,872  14,437   4,160,009
                                       --------------------------------------

Total ............................... $18,835,775 $66,904 $52,612 $18,850,067
                                       --------------------------------------

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           1995

                                                                       Carrying
                                                                          Value
                                                                     (Estimated
                                      Amortized      Unrealized            Fair
                                           Cost     Gains   Losses        Value)
Available for Sale
Taxable:
U.S. Treasury securities $ ..........     969,357 $ 25,329 $     0 $   994,686
U.S. Government agencies
and corporations ....................   9,170,332   52,325   7,563   9,215,094
Federal Reserve Bank
stock ...............................      56,650        0       0      56,650
Federal Home Loan
Bank stock ..........................     232,200        0       0     232,200
                                      ----------- -------- ------- -----------

Total taxable .......................  10,428,539   77,654   7,563  10,498,630
                                      ----------- -------- ------- -----------

Tax-exempt:

Federal Reserve Bank
stock ...............................       2,250        0       0       2,250
                                      ----------- -------- ------- -----------

Total ............................... $10,430,789 $ 77,654 $ 7,563 $10,500,880
                                      =========== ======== ======= ===========

                                        Carrying
                                        Value                          Estimated
                                       (Amortized      Unrealized      Fair
                                        Cost         Gains   Losses    Value
Held to maturity
Taxable:
U.S. Treasury securities $ ..........   3,000,783 $ 12,185 $     0 $ 3,012,968

U.S. Government agencies
and corporations ....................   5,496,523   32,637   9,680   5,519,480
Corporate debt securities ...........     500,000        0   5,800     494,200
                                      ----------- -------- ------- -----------
Total taxable .......................   8,997,306   44,822  15,480   9,026,648
                                      ----------- -------- ------- -----------

Tax-exempt:
State and political
subdivisions ........................   4,517,176   74,882   9,430   4,582,628
                                      ----------- -------- ------- -----------

Total ............................... $13,514,482 $119,704 $24,910 $13,609,276
                                      =========== ======== ======= ===========

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Home Loan Bank or Federal Reserve Bank at par value.

       The maturities, amortized cost and estimated fair values of securities at December 31, 1996, are summarized as follows:


                                Value    Estimated              (Estimated
                             (Amortized     Fair     Amortized     Fair
                                Cost)      Value       Cost       Value)

     Due in one year or less .. $ 9,709,178 $ 9,713,778 $1,000,643 $1,005,000
     Due from one to five years   5,837,022   5,818,272  2,479,860  2,475,625
     Due from five to ten years   3,289,575   3,318,017       --         --
     Equity securities ........        --          --      300,900    300,900
                                ---------------------------------------------

         Total ................ $18,835,775 $18,850,067 $3,781,403 $3,781,525
                                =========== =========== ========== ==========

       The proceeds from sales, calls and maturities of securities and principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

                                     Proceeds From           Gross Realized
Years Ended                     Calls and    Principal
December 31,         Sales      Maturities    Payments     Gains      Losses
1996
Securities held to
 maturity        $        0  $ 11,656,739  $         0  $     972  $       0
Securities available
 for sale                 0     7,639,238            0          0          0
                     ------   -----------      -------     ------      -----
                 $        0  $ 19,295,977  $         0  $     972  $       0
                     ======    ==========       ======    =======      =====

1995
Securities held to
 maturity        $        0  $  2,497,865  $         0  $       0  $       0
Securities available
 for sale                 0     7,359,233            0        990          0
                   --------    ----------       ------   --------     ------
                 $        0  $  9,857,098  $         0  $     990  $       0
                   ========   ===========      =======   ========      =====

1994
Securities held to
 maturity        $        0  $    716,250  $    83,529  $       0  $     437
Securities available
 for sale           1,000,000   6,000,000            0         46          0
                 ------------ -----------      -------  ---------      -----
                   $1,000,000  $  6,716,250  $    83,529  $      46  $     437
                    =========    ==========     ========   ========    =======

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       At December 31, 1996 and 1995, securities carried at $1,500,000 and $1,000,000, respectively, with estimated fair values of $1,504,195 and $1,006,900, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

Note 4.       Loans

Loans are summarized as follows:
                                              1996          1995
                                          ----------  -----------
   Commercial, financial and agricultural $19,578,393 $13,134,525
   Real estate - construction ...........   2,395,611   2,019,845
   Real estate - mortgage ...............  24,031,283  23,430,089
   Installment ..........................   6,254,129   6,522,299
   Other ................................   1,299,839   1,570,863
                                          ----------- -----------

       Total loans ......................  53,559,255  46,677,621
Less unearned income ....................     105,267     260,930
                                          ----------- -----------

       Total loans net of unearned income  53,453,988  46,416,691
           Less allowance for loan losses     653,954     643,439
                                          ----------- -----------

       Loans, net ....................... $52,800,034 $45,773,252
                                          =========== ===========

       Included in the net balance of loans are non-accrual loans amounting to $160,631 and $375,048 at December 31, 1996 and 1995, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $15,357, $40,652 and $71,560 for the years ended December 31, 1996, 1995 and 1994, respectively.

       The  following  represents  contractual  loan  maturities at December 31,
1996:
                                        After 1 But    After
                           W/in 1 Year  W/in 5 Years  5 Years
                           ----------- ----------- -----------
Commercial, financial and
    agricultural ......... $ 7,063,712 $ 8,300,689  $ 4,213,992
Real estate - construction   1,546,509     849,102         --
Real estate - mortgage ...   4,611,250   7,277,325   12,142,708
Installment ..............   1,397,930   4,491,206      364,993
Other ....................   1,299,839        --           --
                           ----------- -----------  -----------

        Total ............ $15,919,240 $20,918,322  $16,721,693
                           =========== ===========  ===========

Loans due after one year with:
  Variable rates           $20,918,322
  Fixed rates ..            16,721,693
                           -----------
                Total .... $37,640,015
                           ===========

       Concentrations  of credit risk:  The subsidiary  bank grants  commercial,
       residential  and  consumer  loans  to  customers   primarily  located  in
       Greenbrier and Kanawha Counties of West Virginia.

       As of December 31, 1996 and 1995, the Bank had direct extensions of credit to medical professionals totaling approximately $2,100,000 and $2,200,000, respectively. The security for these loans generally consists of mortgages on personal residences and medical office buildings and liens on medical practice equipment and receivables. The Bank evaluates the credit worthiness of each such customer on a case-by-case basis and the amount of collateral obtained is based upon management's credit evaluation.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       As of December 31, 1996 and 1995, the Bank had direct extensions of credit to individuals who are employees of a railroad transportation and holding company totaling approximately $2,800,000 and $3,000,000, respectively. These loans consisted of residential real estate mortgages generally secured by liens on the property. The Bank evaluates the credit worthiness of each such customer on a case-by-case basis.

       Loans to  related  parties:  The  subsidiary  bank  has  had,  and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

       The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:
                                         1996       1995
                                     ---------   --------
     Balance, beginning ........... $ 777,760  $ 776,860
        Additions .................   291,019    208,563
        Amounts collected .........  (548,999)  (207,663)
                                    ---------  ---------

     Balance, ending .............. $ 519,780  $ 777,760
                                    =========  =========


Note 5.       Allowance for loan losses

       An analysis of the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994, is as follows:
                                                       1996      1995      1994
                                                  ---------  --------  ---------
Balance, beginning of year .... ................. $ 643,439  $852,862 $1,000,803
Losses:
  Commercial, financial and agricultural .... ...      --      90,348     22,772
    Real estate - mortgage ......................    43,208    75,000      3,249
    Installment .................................    74,226   215,885    400,576
                                                  ---------  -------- ----------

       Total .....................................  117,434   381,233    426,597
                                                  ---------  -------- ----------

Recoveries:
    Commercial, financial and agricultural .......     --       3,250      5,683
    Real estate - mortgage .......................   28,395     2,470      1,000
    Installment ..................................   99,554   166,090    148,973
                                                  ---------  -------- ----------

       Total .....................................  127,949   171,810    155,656
                                                  ---------  -------- ----------

    Net (recoveries) losses ......................  (10,515)  209,423    270,941
    Provision for loan losses ....................     --        --      123,000
                                                                      ----------

Balance, end of year .............................$ 653,954  $643,439 $  852,862
                                                  =========  ======== ==========

       The Company's total recorded investment in impaired loans at December 31, 1996 and 1995, approximated $135,682 and $292,161, respectively, for which the related allowance for loan losses determined in accordance with generally accepted accounting principles approximated $25,000 and $125,000, respectively. The Company's average investment in such loans approximated $152,050 and $483,780 for the years ended December 31, 1996 and 1995, respectively. All impaired loans at December 31, 1996 and 1995, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.


                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       For purposes of evaluating impairment, the Company considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank's typical residential mortgage loan amount (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000.

       For the years ended December 31, 1996 and 1995, the Company recognized $0 and $2,237, respectively, in interest income on impaired loans. Using a cash-basis method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.



Note 6.    Bank Premises and Equipment

       The major categories of Bank premises and equipment and accumulated depreciation at December 31, 1996 and 1995, are summarized as follows:

                                                   1996         1995
                                              ---------     --------

Land ..................................... $    298,361 $    108,298
Building and improvements ................    1,135,114    1,127,603
Furniture and equipment ..................    1,815,561    1,496,851
Construction-in-progress .................      382,876         --
                                           ------------ ------------

                                              3,631,912    2,732,752

Less accumulated depreciation ............    1,667,251    1,733,565
                                           ------------ ------------

Bank premises and equipment, net ......... $  1,964,661 $    999,187
                                           ============ ============


       Depreciation expense for the years ended December 31, 1996, 1995 and 1994 totaled $172,046, $151,529 and $147,377, respectively.

       The subsidiary bank opened its new branch facility in Greenbrier County in January 1997. This new facility replaced the leased branch facility located in Lewisburg, West Virginia. The cost of the new facility is included in construction-in-progress in the above schedule.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.    Deposits

       The following is a summary of interest bearing deposits by type as of December 31, 1996 and 1995:

                                                1996            1995
                                         ---------------------------

Interest bearing demand deposits ......... $ 13,586,411 $ 12,579,368
Savings deposits .........................   21,899,023   19,185,594
Certificates of deposit ..................   27,619,604   25,710,319
                                           ------------ ------------

   Total ................................. $ 63,105,038 $ 57,475,281
                                           ============ ============

       Time certificates of deposit in denominations of $100,000 or more totaled $3,745,734 and $2,151,222 at December 31, 1996 and 1995, respectively.
       Interest paid on time certificates of deposit in denominations of $100,000 or more was $147,907, $89,256, and $72,418 for the years ended
       December 31, 1996, 1995 and 1994, respectively.

       The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of December 31, 1996:

                                         Amount      Percent
                                    ----------- -----------
Three months or less .............. $ 1,053,803          28%
Three through six months ..........     229,132           6%
Six through twelve months .........     853,914          23%
Over twelve months ................   1,608,885          43%
                                    ----------- -----------

   Total .......................... $ 3,745,734         100%
                                    =========== ===========

              A summary of the maturities of time deposits as of December 31, 1996, follows:

                          Year                    Amount

                         1997                $20,802,163
                         1998                  4,407,559
                         1999                  2,228,803
                         2000                    181,079
                                             -----------
                                             $27,619,604

Note 8.       Securities Sold Under Agreements to Repurchase

       The subsidiary bank's securities sold under agreements to repurchase (Repurchase Agreement) involve three customers. The interest rate paid on these borrowings is tied to the Federal funds rate and dependent upon the outstanding deposit balance. Interest is calculated and credited to the customer's account on a daily basis. Minimum deposit balance requirements are established on a case-by-case basis. The repurchase agreements do not have a specified maturity date as either party reserves the right to terminate the agreement. The securities underlying these agreements are under the subsidiary bank's control and secure the total outstanding daily balances.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following information is provided relative to these obligations:

              Outstanding at year end                             $   492,473
              Weighted average interest rate at December 31              4.42%
              Maximum amount outstanding at any month end           1,037,275
              Average daily amount outstanding                        320,098
              Weighted average interest rate                             4.17%


Note 9.       Income Taxes

       The components of applicable income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, are as follows:
                                           1996        1995        1994
                                       --------    --------   ---------
Current:
   Federal ........................ $   264,755 $   198,444 $   104,093
   State ..........................      45,451      29,789      18,485
                                    ----------- ----------- -----------
                                        310,206     228,233     122,578

Deferred (Federal and State) ......      20,020      72,875      41,383
                                    ----------- ----------- -----------

   Total .......................... $   330,226 $   301,108 $   163,961
                                    =========== =========== ===========


       A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1995, 1994 and 1993, is as follows:

                                   1996                 1995           1994
                                 -----------------------------------------------
                                  Amount     Pct   Amount    Pct   Amount  Pct

Computed tax at applicable
statutory rate ............... $ 362,526    34.0$ 363,094    34.0$ 240,023 34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest ..........   (72,038)   (6.8  (79,701)   (7.5  (79,678)
State income taxes, net
of Federal income
tax benefit ..................    29,998     2.8   19,657     1.8   12,349  1.7
Other, net ...................     9,740     1.0   (1,942)    (.1   (8,733)(1.3)
                               ---------  ----  ---------  ----  --------- ----


Applicable income
taxes ........................ $ 330,226    31.0$ 301,108    28.2$ 163,961  23.2
                               =========  ====  =========  ====  ========= ====

       Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows:
                                                   1996        1995
Deferred tax assets:
    Allowance for loan losses ............. $   139,659 $   141,106
    Employee benefits .....................     150,439     142,503
    Accruals ..............................       7,650        --
                                            ----------- -----------

                                                297,748     283,609
Deferred tax liabilities:
    Depreciation ..........................      15,038      12,600
    Accretion on securities ...............      22,187       5,722
    Deferred gain on involuntary conversion      15,256        --
    Net unrealized gain on securities .....          47      26,775
                                            ----------- -----------
                                                 52,528      45,097

    Net deferred tax assets ............... $   245,220 $   238,512
                                            =========== ===========



Note 10.   Employee Benefits

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

       The Bank's contributions to the above Plans for the years ended December 31, 1996, 1995 and 1994, totaled $105,922, $117,500 and $75,259, respectively.

       Postretirement Benefit Plans: The subsidiary bank sponsors a postretirement health care plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Net postretirement benefit cost included the following components for the years ended December 31, 1996, 1995 and 1994:

                                 1996             1995             1994
                            -----------------------------------------------
                            Health  Life     Health   Life     Health  Life
                            Care    Ins      Care     Ins      Care    Ins
                            Plan    Plan     Plan     Plan     Plan    Plan
Service cost-benefits
attributable to
service during
the year ................ $  5,742  $2,274 $  4,887  $1,905 $ 6,225 $ 2,454

Interest on
accumulated
postretirement
benefit obligation ......   16,454   6,151   18,359   6,229  19,355   7,138
Amortization of (gain)
loss ....................   (1,041)   --       (490)   --       331     694
                          -------------------------------------------------
Net postretirement
benefit cost ............ $ 21,155  $8,425 $ 22,756  $8,134 $25,911  10,286
                          =================================================

       The following tables set forth the plans' funded status reconciled with the obligations recognized in the accompanying consolidated balance sheets at December 31, 1996 and 1995:

                        Health   Life                Health   Life
                        Care     Ins                 Care     Ins
                        Plan     Plan      Total     Plan     Plan       Total
                       --------------------------------------------------------
Accumulated postretirement
 benefit obligation:
Retirees ..............(106,753) (42,969) (149,722) (117,153) (44,197) (161,350)
Active participants
fully eligible
for benefits .......... (53,444) (20,504)  (73,948)  (49,559) (19,053)  (68,612)
Other active
participants .......... (88,289) (34,250) (122,539)  (76,375) (29,587) (105,962)
                       --------------------------------------------------------
                       (248,486) (97,723) (346,209) (243,087) (92,837) (335,924)

Plan assets ...........    --       --        --        --       --        --
                       --------------------------------------------------------
Accumulated
postretirement
benefit obligation
in excess of
plan assets ...........(248,486) (97,723) (346,209) (243,087) (92,837) (335,924)
Unrecognized net (gain)
loss .................. (45,225)    (254)  (45,479)  (39,303)  (1,703)  (41,006)
                       --------------------------------------------------------
Accrued postretirement
benefit cost .........$(293,711)$(97,977)$(391,688)$(282,390)$(94,540) (376,930)
                      ==========================================================


                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The weighted average discount rates used in estimating the accumulated postretirement benefit obligations
       of the health care plan and the life insurance plan at December 31, 1996 and 1995, were 7%.

    For measurement purposes, a 7% annual rate of increase in per capita health care costs of covered benefits was assumed through 1999, 6% for the next 5 years, 5 1/2% for the next 5 years, and 5% thereafter. If assumed health care cost trend rates were increased by 1 percentage point in each year, the accumulated postretirement benefit obligation at December 31, 1996, would decrease by $4,297 and the aggregate of the service and interest cost components of net postretirement benefit cost for the year ended December 31, 1996, would increase by $730.

Note 11.   Stock Option Plan

    In April 1996, the shareholders approved a stock option plan for key employees of the Company or of the Bank as identified by the stock option committee. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement 123), the reported net income and earnings per share would have been reduced to the proforma amounts shown below:
                                                                  1996
        Net income:
           As reported                                            $ 736,027
           Proforma                                               $ 736,027
        Primary earnings per share:
           As reported                                            $    3.82
           Proforma                                               $    3.82
        Fully diluted earnings per share:
           As reported                                            $    3.82
           Proforma                                               $    3.82

    The significant provisions of the Plan include authorization to the stock option committee to grant up to 9,625 shares of common stock between April 25, 1996 and April 25, 2006, with the right to adjust the number of shares available for the plan at its discretion. On October 31, 1996, 3,200 shares were granted to certain key employees and must be exercised within 5 years. Each option fully vests after six months from the grant date.

    The fair value of each grant is estimated at the grant date using the minimum value method with the following weighted-average assumptions for grants in 1996: dividend rate of 2%; risk free interest rate of 6.25% and expected life of 5 years.

    A summary of the status of the plan at December 31, 1996, and changes during the year ended is as follows:
                                                                 1996
                                                                      Exercise
                                                         Shares       Price
    Fixed Options
        Outstanding at beginning of year                    -       $   -
        Granted                                           3,200       50.00
        Exercised                                           -           -
        Forfeited                                           -           -
                                                        ---------    -------
        Outstanding at end of year                        3,200       50.00
                                                        =========    =======

        Exercisable at end of year                          -           -
        Fair value per option of options granted
             during the year                            $  8.89
                                                        ========


                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.   Lease Obligation

    The subsidiary bank leased its branch facility in Lewisburg, West Virginia under an operating lease with a term of ten years, commencing on April 1, 1986. Total lease payments of $90,446 were charged to expense for each of the three years ended December 31, 1996, 1995 and 1994. The lessor of the branch facility is an entity owned by two directors of the Company and subsidiary bank. This lease was terminated effective January 31, 1997, when the subsidiary bank completed construction of its new branch facility in Greenbrier County.

    The subsidiary bank opened a new branch in Charleston, West Virginia during 1996. The bank leases the office space under an operating lease with an initial term of ten years commencing on May 1, 1996. The lease provides for two successive options for five year renewals. Total lease payments of $54,650 were charged to expense for the year ended December 31, 1996. Total future minimum lease payments under the lease are as follows:

           Year Ending
           December 31,                                 Amount
           ------------                                 ------
               1997                                    $ 101,970
               1998                                      101,970
               1999                                      101,970
               2000                                      101,970
               2001                                      101,970
               Thereafter                                455,200
                                                         -------

                                                       $ 965,050

Note 13.   Commitments and Contingencies

    Reserve Requirements: The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. At December 31, 1996, the reserve balance was $625,000. The subsidiary bank does not earn interest on this balance.

    Financial instruments with off-balance sheet risk: The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At December 31, 1996 and 1995, the subsidiary bank's financial instruments with off-balance sheet risk are as follows:

    Financial instruments whose contract             Contract Amount
     amounts represent credit risk                   1996           1995
    --------------------------------------           -------     -------

    Commitments to extend credit                  $8,328,000  $8,560,726
                                                  ==========   ==========

    The subsidiary bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Bank management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

    Litigation: The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

    Employment Agreement: The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under this agreement approximates $300,000 at December 31, 1996.

Note 14.   Regulatory Restrictions on Capital and Dividends

    The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 1997, the net retained profits available for distribution to First National Bankshares Corporation as dividends without regulatory approval are approximately $1,006,000, plus net retained profits, as defined, for the interim periods through the date of declaration.

    The subsidiary bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the subsidiary bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

    The most recent notification from the Office of the Comptroller of the Currency categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The subsidiary bank's actual capital amounts and ratios are presented in the following table (in thousands):

                                                         To Be Well Capitalized
                                            For Capital  Under Prompt Corrective
                             Actual         Adeq. Purp.  Action Provisions
                             Amt    Ratio   Amt    Ratio   Amt    Ratio
As of December               -------------  ------------  -------------
31, 1996:
Total Capital ............. $9,487  18.23% $4,164   8.0% $5,205   10.0%
  (to Risk Weighted
    Assets)
Tier I Capital ............  8,836  16.98%  2,082   4.0%  3,123    6.0%
  (to Risk Weighted
    Assets)
Tier I Capital ............  8,836  10.56%  2,510   3.0%  4,184    5.0%
  (to Average Assets)

As of December
31, 1995:
Total Capital .............  8,986  18.16%  3,959   8.0%  4,949   10.0%
   (to Risk Weighted
    Assets)
Tier I Capital ............  8,367  16.19%  2,067   4.0%  3,101    6.0%
   (to Risk Weighted
    Assets)
Tier I Capital ............  8,367  11.11%  2,259   3.0%  3,765    5.0%
   (to Average Assets)


Note 15.   Fair Value of Financial Instruments

    The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

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

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Accrued interest receivable: The carrying values of accrued interest receivable approximate their estimated fair value.

    Deposits: The estimated fair values of demand deposits (i.e. non interest bearing checking, NOW, Super NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

    Short-term   borrowings:   The  carrying  values  of  short-term  borrowings
    approximate their estimated fair values.

    Accrued interest payable: The carrying values of accrued interest payable approximate their estimated fair value.

    Off-balance sheet instruments: The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counter parties. The amounts of fees currently charged on commitments are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown below.

    The carrying values and estimated fair values of the Company's financial instruments are summarized below:


                                    December 31, 1996         December 31, 1995
                               ------------------------   ----------------------
                                              Estimated              Estimated
                                Carrying      Fair        Carrying   Fair
                                    Value     Value          Value   Value
Financial assets:
Cash and due from banks ...... $ 2,576,154 $ 2,576,154 $ 2,720,887 $ 2,720,887
Federal funds sold ...........   2,663,000   2,663,000     893,000     893,000
Securities held to maturity ..  18,835,775  18,850,067  13,514,482  13,609,276
Securities available for sale    3,781,525   3,781,525  10,500,880  10,500,880
Loans ........................  52,800,034  52,208,012  45,773,252  45,680,242
Accrued interest receivable ..     658,579     658,579     706,746     706,746
                               ----------- ----------- ----------- ------------
                               $81,315,067 $80,737,337 $73,402,501 $74,404,285
                               ================================================

Financial liabilities:
Deposits ..................... $73,316,453 $73,359,556 $66,166,188 $66,202,397
Short-term borrowings ........     492,473     492,473        --          --
Accrued interest payable .....     230,356     230,356     158,213     158,213
                               ----------- ----------- ----------- ------------
                               $74,039,282 $74,082,385 $66,324,401 $66,360,610
                               ================================================

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.   Condensed Financial Statements of Parent Company

    The investment of the Corporation in its wholly-owned subsidiary is presented on the equity method of accounting. Information relative to the Corporation's balance sheets at December 31, 1996 and 1995, and the related statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994, are presented as follows:

    Balance Sheets

    Assets                                                  1996           1995
    ------                                             ---------      ---------

    Cash                                             $    4,163   $     4,833
    Investment in bank subsidiary,
       eliminated in consolidation                    8,835,459     8,409,837
    Other assets                                         77,990        58,484
                                                         ------        ------

        Total assets                                 $8,917,612   $ 8,473,154
                                                      =========     =========

    Liabilities and shareholders' equity

    Liabilities

    Dividends payable                                $   77,000   $    57,750
                                                         ------        ------

    Shareholders' equity

    Common stock, $5.00 par value, authorized
        500,000 shares, issued 192,500 shares           962,500       962,500
    Capital surplus                                   1,000,000     1,000,000
    Retained earnings (consisting of
        undivided profits of subsidiary
        not yet distributed)                          6,878,037     6,409,585
    Net unrealized gain (loss) on securities                 75        43,319


        Total shareholders' equity                     8,840,612    8,415,404
                                                     -----------  -----------

        Total liabilities and shareholders' equity    $8,917,612   $ 8,473,154
                                                       =========     =========


Statements of Income                                  1996       1995      1994
--------------------                             ---------   --------  --------

Income - dividends from bank subsidiary          $ 267,575   $231,000  $192,500
Expenses - operating                                   670      1,932     5,607
                                                 ------------------------------
Income before income taxes and undistributed
    income                                         266,905    229,068   186,893
Applicable income tax expense (benefit)               (256)      (733)   (2,131)
                                                 ------------------------------
Income before undistributed income                 267,161    229,801   189,024
Equity in undistributed income in bank subsidiary  468,866   537,013    352,965
                                                 ------------------------------

    Net income                                   $ 736,027   $766,814  $541,989
                                                 ==============================

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows                           1996       1995      1994
                                              --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................. $ 736,027  $ 766,814  $ 541,989
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed net income of
subsidiary ..................................  (468,866)  (537,013)  (352,965)
(Increase) decrease in other assets .........   (19,506)    20,647    (74,271)
                                              --------------------------------

Net cash provided by operating activities ...   247,655    250,448    114,753
                                              --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders ..............  (248,325)  (250,250)  (115,500)
                                              --------------------------------

Net cash (used in) financing activities .....  (248,325)  (250,250)  (115,500)
                                              --------------------------------

Increase (decrease) in cash .................      (670)       198       (747)

Cash:
Beginning ...................................     4,833      4,635      5,382
                                              --------------------------------
Ending ...................................... $   4,163  $   4,833  $   4,635
                                              ================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Dividends declared and unpaid ............... $  77,000  $  57,750  $  77,000
                                              ================================

    First National Bankshares Corporation accounts for its investment in its bank subsidiary by the equity method. During the years ended December 31, 1996, 1995 and 1994, changes were as follows:

    Number of shares owned at December 31, 1996 - 38,500 Percent to total shares at December 31, 1996 - 100%

Balance at December 31, 1993 ............................... $ 7,476,540
       Add (deduct):
          Equity in net income .............................     545,465
          Dividends declared ...............................    (192,500)
          Net unrealized gain (loss) on securities .........    (525,263)
                                                             -----------

   Balance at December 31, 1994 ............................   7,304,242
       Add (deduct):
          Equity in net income .............................     768,013
          Dividends declared ...............................    (231,000)
          Net unrealized gain (loss) on securities .........     568,582
                                                             -----------

   Balance at December 31, 1995 ............................   8,409,837
       Add (deduct):
          Equity in net income .............................     736,441
          Dividends declared ...............................    (267,575)
          Change in net unrealized gain (loss) on securities     (43,244)
                                                             -----------

   Balance at December 31, 1996 ............................ $ 8,835,459
                                                             ===========

    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



    None.

                                            PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The Board of Directors of the Company may consist of not less than five (5) nor more than twenty-five (25) shareholders in accordance with the Company's Articles of Incorporation. The number of directors within such minimum and maximum limits shall be determined from time to time by resolution of a majority of the full Board of Directors, subject to limitations outlined in the Company's By-laws. Currently the Board of Directors may not increase the number of directors to a number which exceeds by more than two the number of directors last elected by the shareholders. The number of directors may also be fixed by a resolution of the shareholders at any annual or special meeting. No shareholder may be elected as director after attaining the age seventy (70), unless the shareholder was a member of the Board of Directors on May 5, 1987.

Due to the Death of Director Moore during March, 1996, the number of directors fixed by the Board of Directors was reduced from 11 to 10. No decisions have yet been made regarding the replacement for Dr. Moore. Each director of the Company is also a director of the Bank. Additional information about the directors, including their principal occupation and age, is set forth in the following table:

--------------------------------------------------------------------------------

Name, Positions and                                           Year  First   Year
Offices Held (Other                                           Became a      Term
Than Director)                   Principal Occupation         Director        of
With the Company                 or Employment for            of the      Office
and the Bank                     the Past Five Years      Age Company    Expires
--------------------------------------------------------------------------------


S. Elwood Bare                   Retired Pharmacist           70  1986  1999
   Chairman of the Board,
   Member of Asset/Liability,
   Audit & Compliance, and
   Trust Committees of the Bank

L. Thomas Bulla                  President & CEO of           57  1993  1998
   President & CEO of the        First National Bankshares
   Company and the Bank;         Corp. and First National
   Member of Asset/Liability     Bank (1993 - present);
   and Trust Committees of       Director, President & CEO
   the Bank                      of Bank One, West Virginia,
                                 Charleston, NA (1985-1993)

J. R. Dawkins                    Cattle Dealer; Farm          79  1986  1997
   Member of Audit & Compliance  Operator
   Committee of the Bank

Richard E. Ford                  Attorney at Law              69  1987  1999
   Member of Audit &             Partner - The Ford
   Compliance and Trust          Law Firm
   Committees of the Bank

Walter Bennett Fuller            Retired Banker               73  1986  1997
   Vice Chairman of the Board,
   Member of Asset/Liability,
   Audit & Compliance, and
   Trust Committees of the Bank

--------------------------------------------------------------------------------


                                                  (Table continued on next page)


 -------------------------------------------------------------------------------

Name, Positions and                                             Year  First Year
Offices Held (Other                                             Became a    Term
Than Director)                Principal Occupation              Director      of
With the Company              or Employment for                 of the    Office
and the Bank                  the Past Five Years         Age   Company  Expires
--------------------------------------------------------------------------------



William D. Goodwin            Attorney at Law,             53  1986         1998
   Member of Asset/Liability  Owner/Broker, Coldwell
   and Trust Committees of    Banker Stuart & Watts Real
   the Bank                   Estate, Inc.

Houston B. Moore, M.D.                                    SEE NOTE BELOW
   Member of Asset/Liability
   Committee of the Bank

Lucie T. Refsland, Ed.D.      Interim Director (1996) and  60  1996         1998
   Member of Trust            Associate Professor of
   Committee of the Bank      Mathematics (1993 - present)
                              Greenbrier Community College

William R. Satterfield, Jr.   Owner - Greenbrier           52  1986         1998
   Member of Asset/Liability Insurance Agency and Audit & Compliance
   Committees of the Bank

Richard L. Skaggs             Partner - Park Grove         74  1986         1997
   Member of Audit &          Farms (farm feed and
   Compliance Committee       supply)
   of the Bank

Ronald B. Snyder              President, R.B.S., Inc.      57  1988         1999
   Member of Asset/Liability  (construction company)
   Committee of the Bank

NOTE: During 1996, Director Houston B. Moore, M.D., died after a long illness. Dr. Moore's term of office was to expire in 1997 and no person was appointed in the interim to fill the vacancy. No discussions as to a replacement for Dr. Moore have been held.

--------------------------------------------------------------------------------



The directors of the Company are divided into three (3) classes; and as a result, the shareholders elect approximately one-third of the directors of the Company each year. Directors Dawkins, Fuller, and Skaggs whose terms expire in 1997, have been nominated to stand for re-election at the 1997 annual meeting of the Company's stockholders to serve a 3 year term which will expire in 2000.

Executive Officers
The current executive officers of the Company and the Bank and information about these officers is set forth on the following table.

--------------------------------------------------------------------------------
Name                           Age        Offices Held During Last Five Years

--------------------------------------------------------------------------------


L. Thomas Bulla                57         President & CEO of the Company and the
                                          Bank (1993 to present); President and
                                          CEO of Bank One, West Virginia,
                                          Charleston, NA (1985 - 1993)

Charles A. Henthorn            37         Executive Vice President of the
                                          Company and the Bank (1996 to present)
                                          Senior Vice President of the Bank
                                          (1994 to 1996); Vice President and
                                          Senior Commercial Lender of Bank One,
                                          West Virginia, Charleston, NA (1991 -
                                          1994); National Bank  Examiner with
                                          the Office of the Comptroller of the
                                          Currency (1983 - 1991)

Darrell G. Echols              60         Vice President of the Company (1987 to
                                          present); Senior Vice President and
                                          Loan Officer of the Bank (1970
                                          to present)

Keith E. Morgan                59         Secretary-Treasurer of the Company
                                          (1987 to present); Senior Vice
                                          President, Cashier, Trust Officer and
                                          Secretary to the Board of the Bank
                                          (1970 to present)

-------------------------------------------------------------------------------


The executive officers of the Company listed above shall continue in office until the 1997 organizational meeting of the directors of the Company. It is expected that, for 1997, the current officers will be re-elected to the offices they now hold. The executive officers of the Bank listed above shall continue in office until the 1997 organizational meeting of its directors; and it is expected that these persons will be re-elected to the offices they now hold.


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

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid to the chief executive officer for the years 1996, 1995 and 1994:

--------------------------------------------------------------------------------

                                                         Stock    All Other
Name and                           Salary     Bonus      Options  Compensation
Principal Position          Year   ($)        ($)        (1)      ($) (2)
--------------------------------------------------------------------------------


L. Thomas Bulla ......      1996   150,000    25,000     5,690    28,100
President & CEO of the
Company and the Bank .      1995   137,500    25,000      --      24,287

                            1994   125,000    -0-         --       9,498

FOOTNOTES:
(1) The amount shown under the "Stock Options" column represents stock options for 640 shares, or 20.0% of the 3,200 total options awarded in 1996. The term of the options is for a period of five years, expiring on October 31, 2001. As of 12/31/96 none of the options had been exercised, and none are exercisable until April 30, 1997.

                                                 Number of
                                                 Securities
                                                 Underlying        Value of
                                                 Unexercised       Unexercised
                                                 Options           Options
                                                 at FY-End         at FY-End
                          Shares      Value      Exercisable/      Exercisable/
Name                      Acquired  Realized     Unexercisable     Unexercisable

L. Thomas Bulla             640        $0        0 / 640           $0 / $5,690
President & CEO of the
Company and the Bank

(2) The amount shown under the "All Other Compensation" column above for 1996 is the total of the following: (i) directors fees of $6,250, (ii) the amount of premiums paid by the Bank for term life insurance for Mr. Bulla's benefit of $3,742, (iii) 401-K Plan contribution of $6,226, (iv) Profit Sharing Supplemental Retirement Plan contribution of $8,992 (v) personal use of company-owned vehicle of $2,890.

-------------------------------------------------------------------------------


The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual salary in the event there is a change in control in the Company (as defined therein) resulting in termination of his employment or voluntary resignation. The maximum contingent liability under this agreement approximated $300,000 at December 31, 1996.

The Directors of the Company do not receive any fees or compensation for services as directors thereof. All of the directors of the Company, however, are also directors of the Bank; and, as such, receive $200.00 for each Board, and $50.00 for each Board Committee meeting attended, plus $200.00 per month. No Board Committee fees are paid to directors who are also salaried officers of the Bank.

The Company's bonus plan is discretionary and is based upon several factors, including the overall financial performance of the Company and individual performance factors, among others. The bonus plan is directed by the
Compensation Committee of the Board of Directors and currently covers those classified a Executive Officers of the Company and its subsidiary bank.

At the regularly scheduled 1996 stockholders' meeting, the shareholders voted to approve an incentive stock option plan. The purpose of the plan is to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan, options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock. The total amount of shares granted under this plan during 1996 was 3,200 shares, or 1.66% of the current outstanding common shares. No single person received more than 640 shares, or 0.33%. For more information regarding the stock option plan, please refer to Note 11 of the Consolidated Financial Statements included in Item 8 of this filing.

Information related to the Company's 401(k) and profit-sharing plans is summarized in Note 10 of the Consolidated Financial Statements included in Item 8 of this filing.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There are no shareholders, known to the Company, who beneficially own more than 5% of the Company's common stock, the only class of stock outstanding, as of December 31, 1996.

The following table sets forth information as of December 31, 1996, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of the Company and by all of the directors and executive officers of the Company and the Bank as a group:

--------------------------------------------------------------------------------

                                         Shares Owned             Percent of
        Name                             Beneficially                  Class
--------------------------------------------------------------------------------


        S. Elwood Bare ......................   1,150          (1)     0.59%
        L. Thomas Bulla .....................   6,420          (2)     3.33%
        John R. Dawkins .....................   4,665          (3)     2.42%
        Richard E. Ford .....................   3,527          (4)     1.83%
        Walter Bennett Fuller ...............   2,000          (5)     1.04%
        William D. Goodwin ..................   1,570          (6)     0.81%
        Lucie T. Refsland, Ed.D .............     203          (7)     0.11%
        William R. Satterfield, Jr ..........   1,475          (8)     0.77%
        Richard L. Skaggs ...................     525          (9)     0.27%
        Ronald B. Snyder ....................   3,373                  1.75%

        All Directors and Executive
          Officers of the Company &
          Bank as a Group (18 persons) ......  30,491                 15.84%
                                              -------                -------


FOOTNOTES
(1) Mr. Bare has sole voting and investment authority for 975 shares and shared voting and investment authority for 175 shares.
(2) Mr. Bulla has sole voting and investment authority for 3,870 shares and shared voting and investment authority for 2,550 shares.
(3) Mr. Dawkins has sole voting and investment authority for 4,665 shares.
(4) Mr. Ford has sole voting and investment authority for 1,612 shares and shared voting and investment authority for 1,915 shares.
(5) Mr. Fuller has sole voting and investment authority for 1,900 shares and shared voting and investment authority for 100 shares.
(6) Mr. Goodwin has sole voting and investment authority for 920 shares and shared voting and investment authority for 650 shares.
(7)  Ms. Refsland has sole voting and investment authority for 203 shares.
(8) Mr. Satterfield has sole voting and investment authority for 1,075 shares and shared voting and investment authority for 400 shares.
(9) Mr. Skaggs has sole voting and investment authority for 200 shares and shared voting and investment authority for 325 shares.

(10) Mr. Snyder has sole voting and investment authority for 325 shares and shared voting and investment authority for 3,048 shares.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business the Company's subsidiary, the Bank, as in the past, has had banking transactions with the directors and executive officers of the Company and the Bank, members of their immediate families, corporations and other entities in which such directors and officers were executive officers or had, directly or indirectly, beneficial ownership of 10% or more in any class of equity securities, and trusts in which they have a substantial beneficial interest or for which they serve as a fiduciary. Management of the Company is of the opinion that any outstanding extensions of credit to such persons were made in the ordinary course of the business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of the Consolidated Financial Statements included in Item 8 of this filing for additional information related to loans granted to related parties.

The Bank previously leased its branch banking facility on Route 219 North in Lewisburg, West Virginia, from Company Directors Goodwin and Satterfield. The lease term began April 1, 1986, and ran for a period of 10 years, expiring in March of 1996. In January of 1996, Bank Management and the Board of Directors attempted to renegotiate the lease to reduce the annual cost to the Bank. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the existing lease, but to commence with the purchase of land and the construction of a new branch location. The lease was continued on a month-to-month basis through January, 1997, when construction of the new Bank-owned branch location was completed. The annual rental during the initial 10 year term was $90,446.
In 1996, the Bank paid the lessors rent in the amount of $90,446.

On occasion, certain Directors of the Company who are professionals in the fields of law and insurance have provided, and are expected to continue to provide, incidental legal and insurance services on behalf of the Company and/or its subsidiary bank. These services do not individually, or in the aggregate, exceed 10% of equity.

                                                PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                      Page(s) in
                                                                       Form 10-K
(a) (1) Financial Statements
    The following consolidated financial statements and accountant's report appear on pages 19 through 44 of this Form 10-K

    Report of independent auditors..........................................21

    Consolidated balance sheets at December 31, 1996 and 1995...............22

    Consolidated statements of income for the years ended
      December 31, 1996, 1995, and 1994.....................................23

    Consolidated statements of shareholders' equity
      for the years ended December 31, 1996, 1995, and 1994.................24

    Consolidated statements of cash flows for the years ended
      December 31, 1996, 1995, and 1994..................................25-26

    Notes to the consolidated financial statements.......................27-46


(a) (2) Financial Statement Schedules
    All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto


(a) (3) Exhibits required to be filed by Item 601 of Regulation
        S-K and 14(c) of Form 10-K
        See index to exhibits...............................................57


(b)     Reports on Form 8-K
          No reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1996.


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



                                               FIRST NATIONAL BANKSHARES
                                               CORPORATION (Registrant)


                                       By: /s/ L. Thomas Bulla     03/25/97
                                           L. Thomas Bulla
                                           President, Chief Executive
                                           Officer and Director
                                           (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                          /s/ Lucie T. Refsland         03/25/97
------------------------------------      --------------------------------------
S. Elwood Bare, Director                  Lucie T. Refsland, Director


                                          /s/ William R. Satterfield Jr.03/25/97
------------------------------------      --------------------------------------
John R. Dawkins, Director                 William R. Satterfield, Jr., Director


/s/ Richard E. Ford        03/25/97       /s/ Richard L. Skaggs         03/25/97
------------------------------------      --------------------------------------
Richard E. Ford, Director                 Richard L. Skaggs, Director


/s/ Bennett Fuller         03/25/97       /s/ Ronald B. Snyder          03/25/97
------------------------------------      --------------------------------------
Bennett Fuller, Director                  Ronald B. Snyder, Director


/s/ William D. Goodwin     03/25/97
------------------------------------
William D. Goodwin, Director



/s/ L. Thomas Bulla        03/25/97       /s/ Keith E. Morgan           03/25/97
------------------------------------      --------------------------------------
L. Thomas Bulla, President, Chief         Keith E. Morgan, Secretary & Treasurer
Executive Officer and Director
(Principal Executive Officer)


/s/ Jack D. Whitt          03/25/97
------------------------------------
Jack D. Whitt,
Chief Financial Officer, First National Bank
(Principal Financial and Accounting Officer)

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

                                           INDEX TO EXHIBITS

                                                                 PAGE NUMBER(S)
                                                               IN FORM 10-K, OR
EXHIBIT                                                            PRIOR FILING
NUMBER   DESCRIPTION                                                  REFERENCE


(3)i     Articles of Incorporation of Registrant......................( a )


(3)ii    By-laws of Registrant........................................( a )


(10)     Material Contracts
         A   Agreement dated October 14, 1993, between L. Thomas Bulla
             and First National Bank..................................( a )
         B   Summary of Lease terms for Charleston branch facility... ( b )
         C   Form S-8 Registration Statement under the
                Securities Act of 1933................................( c )
         D   Specimen Copy of 1996 Incentive Stock Option
                Plan Agreement........................................58-60


(11)     Calculation of Primary and Fully Diluted Computation
                of Earnings per Share....................................61


(21)     Subsidiary of Registrant........................................62


(23)     Consents of experts and counsel
             Consent of Independent Auditors.............................63


(27)     Financial Data Schedule......................................64-65


-------------------------------------------------------------------------------



(a) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated December 31, 1994, and filed with the Securities and Exchange Commission on or about March 28, 1995.

(b) Incorporated by reference to exhibits to from First National Bankshares Corporation's Form 10-Q Quarterly Report dated March 31, 1996, filed with the Securities and Exchange Commission on or about May 3, 1996.

(c) Incorporated by reference to exhibits to First National Bankshares Corporation's Form S-8 dated July 31, 1996, filed with the Securities and Exchange Commission on or about July 31, 1996.

     EXHIBIT (10D) - MATERIAL CONTRACTS - Specimen Copy of Option Agreement
-------------------------------------------------------------------------------



                    THE FIRST NATIONAL BANKSHARES CORPORATION
                        1996 INCENTIVE STOCK OPTION PLAN
                                OPTION AGREEMENT


OPTION AGREEMENT made this ______ day of _______________, 19_____, between The First National Bankshares Corporation, (the "Company"), and ________________________ ________________________, an employee of the Company or one or more of its subsidiaries (the "Employee").

The Company desires, by affording the Employee an opportunity to purchase its common shares, of the par value of $5 per share, hereinafter called the Common Shares, as hereinafter provided, to carry out the purpose of The First National Bankshares Corporation 1996 Incentive Stock Option Plan, which has been approved by its shareholders.

Now, thereafter, in consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto agree as follows:

1. Grant of option. The Company hereby irrevocably grants to the Employee the right and option, hereinafter called the Option, to purchase all or any part of an aggregate of ______ Common Shares (such number being subject to adjustment as provided in paragraph 7 hereof) on the terms and conditions herein set forth.

2. Purchase price. The purchase price of the Common Shares covered by the Option shall be $_________ per share flat or ex-dividend.

3. Term of option. The term of the Option shall be for a period of _____ years (not to exceed five years in the case of a person owning more than 10% of the Company's voting power, or ten years otherwise) from the date hereof, subject to earlier termination as provided in paragraph 6 hereof. The Option may be exercised within the above limitations, at any time or from time to time, as to any part of or all the shares covered thereby; provided, however, that the Option shall not be exercisable prior to the expiration of _____ year(s) (at least one-half) from the date hereof. Notwithstanding the time period set forth in the preceding sentence, the option shall become immediately exercisable with respect to the total number of shares: (i) in the event of a sale of substantially all of the assets of the Company; (ii) in the event 50% or more of the capital stock is acquired by any person or entity outside the Company; or
(iii) in the event the Company undergoes any reorganization, merger, consolidation or other transaction following which the Company's then current shareholders own less than 50% of the Company's then voting power.

The purchase price of the shares as to which the Option shall be exercised shall be paid in full in cash at the time of exercise. Except as provided in paragraph 6 hereof, the option may not be exercised at any time unless the Employee shall have been in the continuous employ of the Company and/or of one or more of its subsidiaries, from the date hereof to the date of the exercise of the Option. The holder of the Option shall not have any of the rights of a shareholder with respect to the shares covered by the Option except to the extent that one or more certificates for such shares shall be delivered to him upon the due exercise of the Option. The Option may not be exercised unless at the date of exercise a registration statement on Form S-8 under the Securities Act of 1933, as amended, relating to the shares covered by the Option shall be in effect. The Company will endeavor to obtain prior to the time when the option would otherwise be exercisable the registration of the shares covered by the option under the Act, as amended.

4. Nontransferability. The option shall not be transferable otherwise than by will or the laws of descent and distribution, and the Option may be exercised, during the lifetime of the Employee, only by him. More particularly (but without limiting the generality of the forgoing), the Option may not be assigned, transferred (except as provided above), pledged, or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, hypothecation, or other disposition of the Option contrary to the provisions hereof, and the levy of any execution, attachment, or similar process upon the Option, shall be null and void and without effect.

5. Employment. The granting of the Option nor its exercise shall not be construed as granting to the grantee any right with respect to continuance of employment by the Company or a subsidiary. Except as may otherwise be limited by a written agreement between the Company or a subsidiary and the grantee, the right of the Company or a subsidiary to terminate at will the grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by the Company as the employer or on behalf of the employer (whichever the case may be) and acknowledged by the grantee.

6. Termination of option.

   (a) The option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of its term as set forth in paragraph 3 (the "Option Term"), or in the case of Employee's termination of employment at such earlier time as set forth in (b) below.

   (b) Upon the occurrence of the Employee ceasing for any reason to be employed by the Company or subsidiary (such occurrence being a "termination of the Employee's employment"), the option, to the extent not previously exercised, shall terminate and become null and void immediately upon such termination of the Employee's employment, except in a case where the termination of an Employee's employment is by reason of retirement, disability or death. Upon the termination of the Employee's employment by reason of retirement (as defined below), disability or death, the option may be exercised during the following periods, but only to the extent that the option was outstanding and exercisable on such date of retirement, disability or death: (i) the one year period following the date of such termination of Employee's employment in the case of disability (within the meaning of Section 22 (e) (3) of the Internal Revenue Code of 1986), (ii) the six month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Employee, in the case of the Employee's death during his employment by the Company or a subsidiary, but not later than one year after the Employee's death, and (iii) the three month period following the date of such termination in the case of retirement on or after attainment of age 65 years, or in the case of disability other than described in (i) above. In no event, however, shall any such period extend beyond the Option Term.

   (c ) In the event of the death of the Employee, the option may be exercised by the Employee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Employee.

   (d) The transfer of the Employee's employment between Company and any subsidiary shall not be deemed to be a termination of Employee's employment.

   (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Employee (i) commits any act of malfeasance or wrongdoing affecting Company or any subsidiary, (iii) breaches any covenant not to compete or employment contract, with Company or any subsidiary or (iii) engages in conduct that would warrant the Employee's discharge for cause (excluding general dissatisfaction with the performance of the Employee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon Company or any subsidiary), any unexercised portion of the Option shall immediately terminate and be void.

7. Changes in capital structure. If all or any portion of the Option shall be exercised subsequent to any share dividend, split-up, recapitalization, merger, consolidation, combination or exchange of shares, separation, reorganization, or liquidation occurring after the date hereof, as a result of which shares of any class shall be issued in respect of outstanding Common Shares or Common Shares shall be changed into the same or a different number of shares of the same or another class or classes, the person or persons so exercising the option shall receive, for the aggregate price paid upon such exercise, the aggregate number and class of shares which, if Common Shares (as authorized at the date hereof ) had been purchased at the date hereof for the same aggregate price ( on the basis of the price per share set forth in paragraph 2 hereof ) and had not been disposed of, such person or persons would be holding, at the time of such exercise, as a result of such purchase and all such share dividends, split-ups, recapitalization, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations, or liquidations; provided, however, that no fractional share shall be issued upon any such exercise, and the aggregate price paid shall be appropriately reduced on account of any fractional share not issued.

8. Limitation. The Employee shall not exercise any one or more Options hereunder if and to the extent that the Employee would thereby be entitled to purchase Common Shares in any one calender year the value of which, determined at the time of the grant of the Option or Options, would exceed $100,000; provided, however, that such exercise shall nonetheless be permitted if and to the extent that the right to first exercise said options shall have accumulated over a number of years rather than having first occurred in the year of exercise.

9. Method of exercising option. Subject to the terms and conditions of this Option Agreement, the Option may be exercised by written notice to the Company, at its Stock Transfer Department, which is now located at the office of the Company, One Cedar Street, Ronceverte, West Virginia. Such notice shall state the election to exercise the Option and the number of shares in respect of which it is being exercised, and shall be signed by the person or persons so exercising the Option. Such notice shall either: (a) be accompanied by payment of the full purchase price of such shares, in which event the Company shall deliver a certificate or certificates representing such shares as soon as practicable after the notice shall be received; or (b) fix a date ( not less than five nor more than ten business days from the date such notice shall be received by the Company) for the payment of the full purchase price of such shares at the Stock Transfer Department, against delivery of a certificate or certificates representing such shares. Payment of such price shall, in either case, be made by check payable to the order of the Company. The certificate or certificates for the shares as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option (or, if the Option shall be exercised by the Employee and if the Employee shall so request in the notice exercising the Option, shall be registered in the name of the Employee and another person jointly, with right of survivorship) and shall be delivered as provided above to or upon the written order of the person or persons exercising the Option. In the event the Option shall be exercised, pursuant to paragraph 6 (c) hereof, by any person or persons other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the Option. All shares that shall be purchased upon the exercise of the Option as provided herein shall be fully paid and nonassessable.

10. General. The Company shall at all times during the term of the Option reserve and keep available such number of Common Shares as will be sufficient to satisfy the requirements of this Option Agreement, shall pay all original issue and transfer taxes with respect to the issue and transfer of shares pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith, and will from time to time use its best efforts to comply with all laws and regulations which, in the opinion of counsel for the Company, shall be applicable thereto.

11. Subsidiary. As used herein, the term "subsidiary" shall mean any present or future corporation which would be a "subsidiary corporation" of the Company, as that term is defined in Section 424 of the Internal Revenue Code of 1986.

In witness whereof the Company has caused this Option Agreement to be duly executed by a member of the Incentive Stock Option Committee duly authorized, and the Employee has hereunto set his hand and seal, all of the day and year first above written.


Attest:                               THE FIRST NATIONAL BANKSHARES CORPORATION


______________________        By_______________________________________________


                               -----------------------------------------------
                               Employee Signature

                                  EXHIBIT (11)
           PRIMARY AND FULLY DILUTED COMPUTATION OF EARNINGS PER SHARE
-------------------------------------------------------------------------------

Primary Earnings Per Share
      Primary Earnings per Share is calculated based upon the Company's net income after income taxes, divided by the weighted average number of shares outstanding during the fiscal period.



Fully Diluted Earnings Per Share
      Fully Diluted Earnings Per Share is calculated based upon the Company's net income after income taxes, divided by the weighted average number of shares outstanding during the period plus all exercisable stock options outstanding but not yet exercised at the end of the period.

                                  EXHIBIT (21)
                          SUBSIDIARY OF THE REGISTRANT
-------------------------------------------------------------------------------



The  following  is  the  subsidiary  of  the  registrant.   Such  subsidiary  is
incorporated in the State of West Virginia.


FIRST NATIONAL BANK, a national banking association organized under the laws of the United States of America.

                                  EXHIBIT (23)
                         CONSENT OF INDEPENDENT AUDITORS
-------------------------------------------------------------------------------




                     (ARNETT & FOSTER, P.L.L.C. LETTERHEAD)



                         CONSENT OF INDEPENDENT AUDITORS



Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form 10-K of our report dated January 31, 1997, on our audit of the consolidated financial statements of First National Bankshares Corporation as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, appearing in Part II, Item 8 of the 1996 Form 10-K of First National Bankshares Corporation.



                                                   /s/ ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
March 24, 1997

                                  EXHIBIT (27)
                             FINANCIAL DATA SCHEDULE
-------------------------------------------------------------------------------




DATE: 12/31/96

    [TYPE]                    EX-27
    [DESCRIPTION]             FDS --
[TEXT]

[ARTICLE]                                            9
[CIK]
[NAME]                        First National Bankshares Corporation
[MULTIPLIER]                                   1,000
[CURRENCY]                                     U.S. DOLLARS

[PERIOD-TYPE]                                  12-MOS
[FISCAL-YEAR-END]                              DEC-31-1996
[PERIOD-START]                                 JAN-01-1996
[PERIOD-END]                                   DEC-31-1996
[EXCHANGE-RATE]                                1.00000
[CASH]                                         2576
[INT-BEARING-DEPOSITS]                         63105
[FED-FUNDS-SOLD]                               2663
[TRADING-ASSETS]                               0
[INVESTMENTS-HELD-FOR-SALE]                    3781
[INVESTMENTS-CARRYING]                         18836
[INVESTMENTS-MARKET]                           18850
[LOANS]                                        52800
[ALLOWANCE]                                    654
[TOTAL-ASSETS]                                 83668
[DEPOSITS]                                     73316
[SHORT-TERM]                                   492
[LIABILITIES-OTHER]                            1019
[LONG-TERM]                                    0
[PREFERRED-MANDATORY]                          0
[PREFERRED]                                    0
[COMMON]                                       963
[OTHER-SE]                                     7878
[TOTAL-LIABILITIES-AND-EQUITY]                 83668
[INTEREST-LOAN]                                4667
[INTEREST-INVEST]                              1284
[INTEREST-OTHER]                               215
[INTEREST-TOTAL]                               6166
[INTEREST-DEPOSIT]                             2380
[INTEREST-EXPENSE]                             2393
[INTEREST-INCOME-NET]                          3773
[LOAN-LOSSES]                                  0
[SECURITIES-GAINS]                             1
[EXPENSE-OTHER]                                3140
[INCOME-PRETAX]                                1066
[INCOME-PRE-EXTRAORDINARY]                     1066
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                                   736
[EPS-PRIMARY]                                  3.82
[EPS-DILUTED]                                  3.82
[YIELD-ACTUAL]                                 8.32
[LOANS-NON]                                    161
[LOANS-PAST]                                   0
[LOANS-TROUBLED]                               0
[ALLOWANCE-OPEN]                               643
[CHARGE-OFFS]                                  117
[RECOVERIES]                                   128
[ALLOWANCE-CLOSE]                              654
[ALLOWANCE-DOMESTIC]                           654
[ALLOWANCE-FOREIGN]                            0
[ALLOWANCE-UNALLOCATED]                        0
