Form 10-K/A
period 1996-12-31
FIRST NATIONAL BANKSHARES CORP
filed 1997-05-05
CIK 814178

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



                                               FIRST NATIONAL BANKSHARES
                                               CORPORATION (Registrant)


                                       By: /s/ L. Thomas Bulla     03/25/97
                                           ------------------------------------
                                           L. Thomas Bulla
                                           President, Chief Executive
                                           Officer and Director
                                           (Principal Executive Officer)



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
