Form 10-Q
period 1997-03-31
FIRST NATIONAL BANKSHARES CORP
filed 1997-05-14
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     March 31, 1997
                                         --------------------------------

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

                                       N/A
(Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1997:

                  Common Stock, $5 par value -- 192,500 shares


                          THIS REPORT CONTAINS 25 PAGES

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 1997

                                      INDEX




PART I.       FINANCIAL INFORMATION                                         PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                   March 31, 1997 and December 31, 1996 ...................    3

              Condensed Consolidated Statements of Income -
                   Three Months Ended March 31, 1997 and 1996 .............    4

              Condensed Consolidated Statements of Shareholders' Equity -
                   Three Months Ended March 31, 1997 and 1996 .............    5

              Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1997 and 1996 .............  6-7

              Notes to Condensed Consolidated Financial Statements ........ 8-11


     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..............................12 - 20



PART II      OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   21

     Item 2. Changes in Securities ......................................   none

     Item 3.Defaults upon Senior Securities ............................... none

     Item 4. Submission of Matters to a Vote of Security Holders ..........   21

     Item 5. Other Information ............................................   21

     Item 6.  Exhibits and Reports on Form 8-K ............................   21



          SIGNATURES ......................................................   22

PART I.  FINANCIAL INFORMATION

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                            March 31,    Dec 31,
                                                              1997         1996
ASSETS                                                    (Unaudited)      (1)

Cash and due from banks .................................   $  2,718    $  2,576
Federal funds sold ......................................      3,624       2,663
Securities held to maturity (estimated fair value
     $17,326 and $18,850, respectively) (Note 2) ........     17,352      18,836
Securities available for sale (Note 2) ..................      3,062       3,782
Loans, net of allowance of $644 and
      $654, respectively (Notes 3 and 4) ................     59,547      52,800
Bank premises and equipment .............................      2,069       1,965
Accrued interest receivable .............................        555         659
Other assets ............................................        431         387
                                                            --------    --------

              Total assets ..............................   $ 89,358    $ 83,668
                                                            ========    ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Noninterest bearing ...........................   $  9,931    $ 10,211
          Interest bearing ..............................     64,057      63,105
                                                            --------    --------
              Total deposits ............................     73,988      73,316
     Repurchase Agreements ..............................        591         493
     Long-term borrowings (Note 7) ......................      5,000           0
     Other liabilities ..................................        865       1,018
                                                            --------    --------

              Total liabilities .........................     80,444      74,827
                                                            --------    --------

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $5.00 par value, authorized
          500,000 shares, issued 192,500 shares .........        963         963
     Surplus ............................................      1,000       1,000
     Retained earnings ..................................      6,965       6,878
     Net Unrealized gain (loss) on securities ...........        (14)          0
                                                            --------    --------
              Total shareholders' equity ................      8,914       8,841
                                                            --------    --------

              Total liabilities and shareholders' equity    $ 89,358    $ 83,668
                                                            ========    ========





(1) Extracted from December 31, 1996 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   Unaudited
(In thousands of dollars, except per share data)              Three Months Ended
                                                                    March 31,
                                                                 1997       1996
                                                           ----------   --------
Interest Income
     Interest and fees on loans ..........................     $1,301     $1,115
     Interest and dividends on securities:
          Taxable ........................................        244        266
          Tax-exempt .....................................         50         54
     Interest on Federal funds sold ......................         12         42
                                                               ------     ------
          Total interest income ..........................      1,607      1,477
                                                               ------     ------

Interest Expense
     Interest on deposits ................................        625        571
     Interest on Repurchase Agreements ...................          6          0
     Interest on Fed Funds Purchased .....................          4          0
     Interest on Long-Term Borrowings ....................          6          0
                                                               ------     ------
          Total Interest Expense .........................        641        571
                                                               ------     ------

          Net interest income ............................        966        906

Provision for loan losses ................................          0          0
                                                               ------     ------

          Net interest income after
          provision for loan losses ......................        966        906
                                                               ------     ------

Non interest income
     Service fees ........................................         71         53
     Trust Income ........................................          7         21
     Other income ........................................         22         20
                                                               ------     ------
          Total non interest income ......................        100         94
                                                               ------     ------

Non interest expense
     Salaries and employee benefits ......................        426        374
     Net occupancy expense ...............................         63         47
     Equipment rental, depreciation and maintenance ......         67         48
     Data processing .....................................         43         45
     Advertising .........................................         11         11
     Professional & legal ................................         28         29
     Mailing & postage ...................................         18         22
     Directors' fees & shareholder expenses ..............         32         29
     Stationary & supplies ...............................         29         20
     Other operating expenses ............................         99        104
                                                               ------     ------
        Total non interest expense .......................        816        729
                                                               ------     ------

Income before income taxes ...............................        250        271
                                                               ------     ------
     Income tax expense ..................................         86         82
                                                               ------     ------

          Net income .....................................     $  164     $  189
                                                               ======     ======

Earnings per common share (Note 6) .......................     $ 0.85     $ 0.99
                                                               ======     ======
Dividends per common share ...............................     $ 0.40     $ 0.33
                                                               ======     ======

            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands of dollars)



                                                                 Unaudited
                                                             Three Months Ended
                                                                 March 31,
                                                            1997            1996

Balance, beginning of period .....................       $ 8,841        $ 8,416

     Net income ..................................           164            189

     Cash dividends declared .....................           (77)           (63)

     Change in net unrealized (loss) on
          securities available for sale ..........           (14)           (32)
                                                         -------        -------

Balance, end of period ...........................       $ 8,914        $ 8,510
                                                         =======        =======






























            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                   Unaudited
                                                             Three Months Ended
                                                                     March 31,
                                                                   1997    1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .............................................   $   164  $   189
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation ......................................        56       38
          Provision for loan losses .........................         0        0
          Deferred income taxes (benefit) ...................         8       20
          Amortization of security premiums (accretion) of
              security discounts, net ........................      (19)       3
          (Gain) loss on disposal of assets .................         2        0
          (Increase) Decrease accrued interest receivable ...       104      160
          (Increase) Decrease in other assets ...............       (44)   (176)
          Increase (Decrease) in other liabilities ..........      (208)      69
                                                                -------  -------

          Net cash provided by operating activities .........        63      303
                                                                -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity .......................................     1,500    1,272
     Proceeds from maturities and calls of securities
          available for sale ................................     1,000    1,500
     Purchases of securities available for sale .............      (302)    (10)
     Principal collected on (loans made to) customers, net ..    (6,747)     182
     Purchases of bank premises and equipment ...............      (104)   (172)
                                                                -------  -------

          Net cash provided by (used in) investing activities    (4,653)   2,772
                                                                -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts ..............................      (159)   1,327
     Proceeds from sales of (payments for matured)
          time deposits, net ................................       831      300
     Increase (decrease) in Fed funds purchased .............         0        0
     Increase (decrease) in Repurchase agreements ...........        98        0
     Proceeds from long-term borrowings .....................     5,000        0
     Dividends paid .........................................       (77)    (58)
                                                                -------   ------

          Net cash provided by (used in) financing activities     5,693    1,569
                                                                -------   ------

          Increase (decrease) in cash and cash equivalents ..     1,103    4,644

Cash and cash equivalents:
     Beginning ..............................................   $ 5,239  $ 3,614
                                                                -------  -------

     Ending .................................................   $ 6,342  $ 8,258
                                                                -------  =======

                                   (Continued)

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                            (In thousands of dollars)

                                                                     Unaudited
                                                              Three Months Ended
                                                                     March 31,
                                                                     1997   1996
                                                                   ------ ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors ............................. $699   $523
                                                                    ====   ====

          Income taxes ............................................ $ 61   $131
                                                                    ====   ====



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid ................................ $ 77   $ 63
                                                                    ====   ====




































            See Notes to Condensed Consolidated Financial Statements

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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1996 audited financial statements and Form 10-K.

              Certain   amounts  in  the   condensed   consolidated   financial
              statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.


Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):


                                                  March 31, 1997
                                                                    Estimated
                                  Amortized       Unrealized        Fair
                                       Cost     Gains    Losses     Value
Held to maturity:
Taxable:
  U.S. Treasury Securities ......   $ 3,001   $     1   $     2   $ 3,000
  U.S. Government Agencies
      and corporations ..........     9,722         4        34     9,692
  Corporate Debt Securities .....       500         0         9       491
                                    -------   -------   -------   -------
      Total Taxable .............    13,223         5        45    13,183

Tax Exempt:
  State & political subdivisions      4,129        35        21     4,143
                                    -------   -------   -------   -------

Total securities held to maturity   $17,352   $    40   $    66   $17,326
                                    =======   =======   =======   =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                 March 31, 1997
                                                                 Estimated
                                 Amortized        Unrealized      Fair
                                      Cost      Gains   Losses    Value
Available for Sale:
Taxable:
  U.S. Treasury Securities ........   $  982   $    0   $    4   $  978
  U.S. Government Agencies
      and corporations ............    1,500        0       19    1,481
  Federal Reserve Bank Stock ......       57        0        0       57
  Federal Home Loan Bank Stock ....      544        0        0      544
                                      ------   ------   ------   ------
      Total Taxable ...............    3,083        0       23    3,060

Tax Exempt:
  Federal Reserve Bank Stock ......        2        0        0        2
                                      ------   ------   ------   ------

  Total securities held to maturity   $3,085   $    0   $   23   $3,062
                                      ======   ======   ======   ======



                                                December 31, 1996
                                                                    Estimated
                                    Amortized       Unrealized        Fair
                                         Cost     Gains    Losses     Value
Held to maturity:
Taxable:
  U.S. Treasury Securities ........   $ 3,003   $     2   $     0   $ 3,005
  U.S. Government Agencies
      and corporations ............    11,203        20        31    11,192
  Corporate Debt Securities .......       500         0         7       493
                                      -------   -------   -------   -------
      Total Taxable ...............    14,706        22        38    14,690

Tax Exempt:
  State & political subdivisions ..     4,130        44        14     4,160
                                      -------   -------   -------   -------

  Total securities held to maturity   $18,836   $    66   $    52   $18,850
                                      =======   =======   =======   =======


                                              December 31, 1996
                                                                 Estimated
                                      Amortized    Unrealized      Fair
                                      Cost      Gains   Losses    Value
Available for Sale:
Taxable:
  U.S. Treasury Securities ........   $  980   $    3   $    0   $  982
  U.S. Government Agencies
      and corporations ............    2,500        5        8    2,498
  Federal Home Loan Bank Stock ....      242        0        0      242
  Federal Reserve Bank Stock ......       57        0        0       57
                                      ------   ------   ------   ------
      Total Taxable ...............    3,779        8        8    3,779

Tax Exempt:
  Federal Reserve Bank Stock ......        2        0        0        2
                                      ------   ------   ------   ------

  Total securities held to maturity   $3,781   $    8   $    8   $3,781
                                      ======   ======   ======   ======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 1997 are summarized as follows (in thousands):


                                   Held to Maturity      Available for Sale
                                            Estimated           Estimated
                                Amortized     Fair      Amortized    Fair
                                     Cost     Value          Cost    Value

Due within 1 year .............   $10,077   $10,075      $     0   $     0
Due after 1 but within 5 years      4,236     4,200        2,483     2,460
Due after 5 but within 10 years     3,039     3,050            0         0
Due after 10 years ............         0         0          602       602
                                  -------   -------      -------   -------

                                  $17,352   $17,326      $ 3,085   $ 3,062
                                  =======   =======      =======   =======

     Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve or Federal Home Loan Bank at par value.


     The proceeds from sales and calls and maturities of securities, and the related gross gains and losses realized for the three month periods ended March 31, 1997 and 1996 are as follows (in thousands):

                                      PROCEEDS FROM     GROSS REALIZED
                                   ------------------  ----------------
                                  Calls and
                                    Sales   Maturities  Gains    Losses
Three months ended March 31, 1997
     Securities held to maturity .   $    0   $1,500   $    0   $    0
     Securities available for sale        0    1,000        0        0
                                     ------   ------   ------   ------
                                     $    0   $2,500   $    0   $    0
                                     ======   ======   ======   ======

Three months ended March 31, 1996:
     Securities held to maturity .   $    0   $1,272   $    0   $    0
     Securities available for sale        0    1,500        0        0
                                     ------   ------   ------   ------
                                     $    0   $2,772   $    0   $    0
                                     ======   ======   ======   ======


Note 3.       Loans
              Total loans as of March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                         March 31,  December 31,
                                            1997         1996
                                        ---------   ---------
Commercial, financial and agricultural   $ 24,670    $ 19,578
Real estate - construction ...........      2,679       2,396
Real estate - mortgage ...............     25,236      24,031
Installment loans to individuals .....      6,197       6,254
Other ................................      1,468       1,300
                                         --------    --------
    Total loans ......................     60,250      53,559

Less unearned income .................        (59)       (105)
                                         --------    --------
    Total loans net of unearned income     60,191      53,454

Less allowance for loan losses .......       (644)       (654)
                                         --------    --------
        Loans, net ...................   $ 59,547    $ 52,800
                                         ========    ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Allowance for Loan Losses
              Analyses of the allowance for loan losses are presented below (in thousands) for the three month periods ended March 31, 1997 and 1996:
                               Three Months Ended
                                   March 31,
                                1997       1996
                              -------   --------

Balance, beginning of period    $ 654    $ 643

    Loans charged off .......     (24)     (61)
    Recoveries ..............      14       24
                                -----    -----
        Net losses ..........     (10)     (37)
                                -----    -----

    Provision for loan losses       0        0
                                -----    -----

Balance, end of period ......   $ 644    $ 606
                                =====    =====

              The Company's total recorded investment in impaired loans at March 31, 1997 and 1996, approximated $127,000 and $160,000,
              respectively,   for  which  related   allowance  for  loan  losses
              determined in accordance with generally accepted accounting principles approximated $25,000 and $25,000, respectively. All impaired loans at March 31, 1997 and 1996 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.


Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The contract amounts of these instruments are as follows, in thousands of dollars:

                                                              March 31,
                                                         1997           1996
                                                     -----------   ------------

              Commitments to extend credit           $     9,541   $      5,892
                                                     ===========   ============

              Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.


Note 6.       Earnings Per Share
              Earnings per common share are computed based on the weighted-average shares outstanding. For the three month periods ended March 31, 1997 and 1996, the weighted-average common shares outstanding was 192,500. Options under the Company's stock option plan are considered common stock equivalents for purposes of earnings per share data but are excluded from the computation due to their insignificance.


Note 7.       Long-Term Borrowings
              The Company's subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania ("FHLB"). On March 24, 1997, the Bank entered into a long-term borrowing arrangement with the FHLB of Pittsburgh. This advance is secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The advance is payable in one balloon payment on March 23, 2000. Interest is payable monthly at a fixed rate of 6.68% per annum.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "Bankshares"), and its subsidiary, First National Bank for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1996 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K. The statements contained in this discussion may include forward-looking statements based upon management's expectations, and actual results may differ materially.

EARNINGS SUMMARY
The Company reported net income of $164,000 for the three months ended March 31, 1997 compared to $189,000 for the quarter ended March 31, 1996, representing a 13.2% decrease. The decrease in quarterly earnings was primarily attributable to increases in non-interest expense. See NON-INTEREST EXPENSE section which follows for further discussion of these items.

Earning per common share were $0.85 for the quarter ended March 31, 1997 compared to the $0.99 reported for the first quarter of 1996. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart for the three month periods ended March 31, 1997 and 1996.


                                      Three Months Ended
                                            March 31,
                                                         Increase
                                         1997    1996   (Decrease)

Interest income ..................   $   8.35  $ 7.67  $ 0.68
Interest expense .................       3.33    2.96    0.37
                                        -----   -----   -----
     Net interest income .........       5.02    4.71    0.31
Provision for loan losses ........       0.00    0.00    0.00
                                        -----   -----   -----
     Net interest income after
         provision for loan losses       5.02    4.71    0.31
                                        -----   -----   -----
Non-interest income ..............       0.52    0.49    0.03
Non-interest expense .............       4.24    3.79    0.45
                                        -----   -----   -----
     Income before income taxes ..       1.30    1.41   (0.11)
Income tax expense ...............       0.45    0.42    0.03
                                        -----   -----   -----
          Net income .............   $   0.85  $ 0.99  $(0.14)
                                        =====   =====   =====


The Company's annualized return on average assets (ROA) for the first quarter of 1997 was 0.79% compared to 0.99% for the first quarter of 1996. Annualized return on average shareholders' equity (ROE) was 7.36% for the first quarter of 1997 compared to 8.87% in the first quarter of 1996. These decreases are due not only to decreased earnings, but also to the increase in average assets in 1997 compared to 1996.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended March 31, 1997 and 1996, the tax-equivalent adjustment was $25,000 and $29,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $991,000 for the three month period ended March 31, 1997 compared to $934,000 for the same period of 1996, representing an increase of $57,000 or 6.1%. The Company's net annualized yield on interest earning assets decreased to 5.03% for the three months ended March 31, 1997, from 5.17% for the same period of 1996.

The decrease in the yield on earning assets is primarily due to the lower yield on the Company's loan portfolio. During late 1995 and early 1996, the Company recognized loan fees on two commercial real estate construction loans which did not carry over into the first quarter of 1997. During the first quarter of 1997, loans yielded an average of 9.18% versus 9.67% in 1996. The Company's tax equivalent yield on securities was 6.02% versus 1996's yield of 6.11%. The cost of interest bearing liabilities remained consistent, with 1997's and 1996's annualized costs being approximately 3.99%. An illustrative analysis of the Company's yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented on the following pages in TABLE I and TABLE II.


                                                         TABLE I

                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)


                  Three Months Ended                 Three Months Ended
                     March 31, 1997                     March 31, 1996
 ------------------------------------------------------------------------------
         Average                   Yield/      Average                   Yield/
         Balance    Interest(1)     Rate       Balance    Interest(1)     Rate

INTEREST EARNING ASSETS
Loans  $   56,709   $    1,301     9.18%      $ 46,137    $    1,115      9.67%
     Securities:
     Taxable  17,075       244     5.72         18,247           266      5.83
Tax-exempt     4,129        75     7.28          4,517            82      7.26
        ----------   ----------   --------    ----------   ----------   -------
 Total securities  21,204   319     6.02         22,764           348      6.11
       ----------   ----------   --------    ----------   ----------   -------

  Federal funds
 sold       910           12     5.35          3,343            42      5.03
         ----------   ----------   -------     ----------   ----------   -------

  Total interest earning
 assets   78,823   $    1,633       8.29%   $  72,244    $    1,505       8.33%
       ==========   ==========   =========   ==========   ==========   =========

NON-INTEREST EARNING ASSETS
 Cash and due from banks        2,407                                2,155
 Bank premises
 and equipment                  2,055                                1,028
Other assets                    1,100                                1,217
Allowance for loan losses        (653)                                 (624)
                   ----------                            ----------

tal assets                   $   83,732                            $   76,020
                            ==========                            ==========

INTEREST BEARING LIABILITIES
 Demand deposits 3,215   $       87     2.64   $   12,575   $       84      2.67
 Savings deposits 21,290        195     3.67       19,439          172      3.54
 Time deposits    28,109        343     4.88       25,772          315      4.89
        ----------   ----------   -------     ----------   ----------   -------
 Total interest
 bearing deposits$ 62,614   $   625     3.99%   $   57,786   $     571    3.95%

 Repurchase agreements 637        6     3.61             0           0      0.0
 Fed funds purchased   504        4     3.23             0           0      0.0
 Long-term borrowings  382        6     6.68             0           0      0.0
      ----------   ----------   -------     ----------   ----------   --------

 Total interest
 bearing liabilities$ 64,137   $ 641    4.00%   $   57,786   $      571   3.95%
    ----------   ----------   --------    ----------   ----------   ---------

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
Demand deposits                 9,614                                 8,640
Other liabilities               1,045                                 1,070
Shareholders' equity            8,936                                 8,524
                             ----------                            ----------

    Total liabilities and
    shareholders' equity    $   83,732                            $   76,020
                             ==========                            ==========

    NET INTEREST
    EARNINGS               $       991                            $      934
                             ==========                            ==========
    NET YIELD ON INTEREST
    EARNING ASSETS                5.03%                              5.17%
                           ============                          =========


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1997 and 1996.

                                                           14

                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                            (In thousands of dollars)


                                                Three Months Ended
                                         March 31, 1997 vs. March 31, 1996
                                          Increase (Decrease)
                                          Due to Changes in:
                                         ---------------------
                                          Volume (1)  Rate (1)   Total

INTEREST EARNING ASSETS
     Loans .................................   $ 245    $ (59)   $ 186

     Securities:
          Taxable ..........................     (17)      (5)     (22)
          Tax-exempt (2) ...................      (7)       0       (7)
                                               -----    -----    -----
              Total securities .............     (24)      (5)     (29)
                                               -----    -----    -----

     Federal funds sold ....................     (33)       3      (30)
                                               -----    -----    -----

          Total interest earning assets ....     188      (61)     127
                                               -----    -----    -----

INTEREST BEARING LIABILITIES
     Demand deposits .......................       4       (1)       3
     Savings deposits ......................      17        6       23
     Time deposits .........................      29       (1)      28
     Repurchase agreements .................       6        0        6
     Federal funds purchased ...............       4        0        4
     Long term borrowings ..................       6        0        6
                                               -----    -----    -----

          Total interest bearing liabilities      66        4       70
                                               -----    -----    -----

              NET INTEREST EARNINGS ........   $ 122    $ (65)   $  57
                                               =====    =====    =====


(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) - Tax-exempt securities income has been calculated based upon a fully tax-equivalent basis using the rate of 34%.

PROVISION FOR LOAN LOSSES AND LOAN QUALITY
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio. Management considers various factors in determining the amount of the provision for loan losses including overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience and general economic conditions. Refer to the Loan Portfolio section for additional discussion of the allowance for loan losses and asset quality.

No provision for loan losses was considered necessary during the first quarters of 1996 and 1995. The lack of a provision during the first three months of 1996 and 1995 reflects management's enhancement of the Company's loan underwriting requirements, a reduction in the level of past due loans and an overall decline in net charge-offs.


NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield related loan fees. For the three month period ended March 31, 1997, non-interest income totalled $100,000, up slightly from the $94,000 that was recorded during the first quarter of 1996. Stated as a percentage of average assets, non-interest income was approximately 0.12% for both the first quarters of 1997 and 1996. This dollar increase is a direct result of the Company's concentrated effort to increase its service fee income. This additional service fee income more than offset the 66.7% decrease in trust income from the first quarter of 1996 to the first quarter of 1997. The decrease in trust department income in 1997 resulted from the loss of non-recurring fees which were realized during the first quarter of 1996 from the administration of a large estate. While the Company seeks to attract new trust business, estates and other trust services tend to fluctuate, and trust revenues may remain at current levels during 1997.


NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense, income taxes or the provision for loan losses. As of March 31, 1997, the Company's non-interest expense totalled $816,000, representing an increase of $87,000, or 11.19%, over the non-interest expense incurred in the first quarter of 1996. However, expressed as a percentage of average assets, non-interest expense remained consistent at 0.97% at March 31, 1997, versus 0.96% at March 31, 1996.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 52% and 49% of total non-interest expense at March 31, 1997 and 1996, respectively. Salaries and employee benefits increased $52,000, or 13.90% as of March 31, 1997 compared to March 31, 1996. This increase is primarily due to the additional staff hired for the Company's new Charleston, WV, office, as well as general merit and promotion-related pay increases.

Net occupancy expense increased to $63,000 through March 31, 1997, versus $47,000 for the same period of 1996. This 34.04% increase is primarily due to the Company's two new branch locations. Also as a result of the new equipment acquired in connection with these new branches, equipment rental, depreciation, and maintenance costs increased from $48,000 for the first quarter of 1996 to $67,000 for the first three months of 1997, an increase of $19,000. These additional non interest expenses were budgeted by management and are expected to be offset by the additional net interest income generated by the new branch locations.


INCOME TAXES
The Company's income tax expense, which includes both Federal and State income taxes, totalled $86,000 for the three month period ended March 31, 1997, reflecting a $4,000 increase when compared to the same period of 1996. Income tax expense equaled 34.4% and 30.3% of income before taxes at March 31, 1997 and 1996, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.


FINANCIAL CONDITION
The Company's total assets were $89,358,000 at March 31, 1997, compared to $83,668,000 at December 31, 1996, representing an increase of $5,690,000 or 6.80%. Average assets increased $3,747,000, or 4.68%, to $83,732,000 for the same period. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities
The Bank's total securities portfolio decreased by $2,204,000 or 9.7% from December 31, 1996. This decline is due to typical maturities and calls. Proceeds were primarily invested in Fed funds sold and used to fund loan growth. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loan Portfolio
Loans, net of unearned income, increased dramatically during the first quarter of 1997 from $53,454,000 at year end 1996 to $60,191,000 as of March 31, 1997.
This 12.60% increase in the loan portfolio is largely due to the Bank's entrance into the more active Charleston, WV, market. Continued loan growth, primarily in high-quality commercial and commercial real estate loans and residential mortgages, is anticipated by Bank management. A summary of the Bank's loans by category in comparison to year end 1996 is included in Note 3 to the condensed consolidated financial statements.

The allowance for loan losses was $644,000 at March 31, 1997 compared to $654,000 at December 31, 1996. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.07% at March 31, 1997 compared to 1.22% at December 31, 1996. Loans charged-off, net of recoveries of previously charged-off loans, totalled $10,000 and $37,000 for the three months ended March 31, 1997 and 1996, respectively. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31, 1997 and 1996.

Non-accrual loans declined 52.4% to $185,000 as of March 31, 1997, compared to $389,000 as of March 31, 1996. The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The decrease in the level of non-accrual loans is attributed to the Company's enhanced loan collection policies and procedures.

A summary of the Company's past due loans and non-performing assets is provided in the following table.


               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)

                                   March 31,   December 31,
                                 1997   1996   1996
                                 -----  ----   ----

Loans past due 90 or more days
     still accruing ..........   $  0      0   $  0
                                 ====   ====   ====

Nonperforming assets:
     Nonaccruing loans .......   $185   $389   $161
     Other real estate owned .     22      5     22
                                 ----   ----   ----

                                 $207   $394   $183
                                 ====   ====   ====


Management believes its allowance for loan losses is adequate to cover potential losses existing in the loan portfolio at March 31, 1997.

Deposits
Total deposits at the end of the first quarter increased only slightly from year end 1996, rising $672,000, or 0.9%, to $73,988,000. Non-interest bearing deposits decreased by $280,000, or 2.74%, while interest bearing deposits increased by $952,000, or 1.51%. This increase in interest bearing deposits consisted of increases in all of the Company's interest bearing deposit accounts, but was primarily centered in savings and NOW accounts.


Long-term borrowings
Due to increased loan demand, the Company obtained a $5,000,000, 3-year advance from the Federal Home Loan Bank. In anticipation of an increase in interest rates on borrowed funds, the Company's subsidiary bank borrowed the funds from the FHLB of Pittsburgh to lock-in a funding source for its anticipated loan growth. For more information on this FHLB debt please see Note 7 to the condensed consolidated financial statements.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $6,342,000 at March 31, 1997 versus $5,239,000 at December 31, 1996. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated future funding needs are met.

Further enhancing the Company's liquidity is the availability as of March 31, 1997 of $10,077,000, at amortized cost, in securities maturing within one year. Also, the Company has classified securities with an estimated fair value totaling $3,062,000 as available for sale in response to an unforeseen need for liquidity.

Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company's principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's gap position as of March 31, 1997, is presented in TABLE III.

                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                     March 31, 1997
                                                (In thousands of dollars)

                                                             REPRICING (1)
               Within 3       3 to 6        6 to 12         After
                Months        Months      12 Months     12 Months         Total
             -----------  ------------  ------------  -----------     ---------
INTEREST EARNING ASSETS
Loans, net of unearned
 income    $   18,839   $      3,236  $      9,040  $    29,076     $    60,191
Securities      1,735          5,000         3,342       10,337          20,414
Federal funds
 sold           3,624              0             0            0           3,624
            ----------   ------------  ------------  -----------     -----------
Total interest
earning assets  24,198          8,236        12,382       39,413          84,229
          ----------   ------------  ------------  -----------     -----------

INTEREST BEARING LIABILITIES
Demand deposits 13,980              0             0            0          13,980
Savings deposits 21,626             0             0            0          21,626
Time deposits     5,704         6,516        11,030        5,201          28,451
Repurchase
 Agreements         591             0             0            0             591
Fed funds purchased   0             0             0            0               0
Long-term borrowings  0             0             0        5,000           5,000
           ----------   ------------  ------------  -----------     -----------
Total interest
bearing liabilities  41,901     6,516        11,030       10,201          69,648
         ----------   ------------  ------------  -----------     -----------

Contractual interest
sensitivity gap     (17,703)    1,720         1,352       29,212          14,581

     Adjustment (2)                                   35,606       (35,606)
                                                  ----------   ------------

Adjusted interest
\ sensitivity gap$   17,903   $ (33,886) $    1,352  $    29,212     $    14,581
         ==========   ============= ============  ===========     ===========

 Cumulative adjusted interest
 sensitivity gap $   17,903   $    (15,983) $   (14,631)  $    14,581
                         ==========   ============= ============  ===========

 Cumulative adjusted
 gap ratio             3.84           0.67         0.75          1.21
                         ==========   ============  ============  ===========

 Cumulative adjusted gap as a
 percent of earning assets  21.26%       (18.98%)      (17.37%)       17.31%
                         ==========   ============  ============  ===========

(1) - Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.75, or ($14,631,000.) Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 1997 could have a significant negative impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of March 31, 1997, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at March 31, 1997 was $8,914,000 compared to $8,841,000 at December 31, 1996, representing an increase of $73,000. This increase is due entirely to increases in retained earnings and was offset by a $14,000 increase in the net unrealized loss on securities classified as available for sale. Total shareholders' equity expressed as a percentage of total assets was approximately 10.00% at March 31, 1997, which is only slightly lower than December 31, 1996's level of 10.57%. Cash dividends totaling $77,000, or $0.40 per share were declared during the first quarter of 1997 versus dividends of $63,000, or $0.33 per share, during the first quarter of 1996. These payout levels represented approximately 47% and 33% of the Company's year-to-date earnings for the three-month periods ended March 31, 1997 and 1996, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

                            RISK-BASED CAPITAL RATIOS
                                 March 31, 1997

                                                           Minimum
                                            Actual         Requirement

          Tier 1 risk-based capital ratio   15.43%            4.00%
          Total risk-based capital ratio    16.55%            8.00%
          Leverage ratio                    10.66%            3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.


BRANCH MATTERS
The Bank has historically leased its branch banking facility on Route 219 North in Lewisburg, West Virginia, from two Company Directors. The lease term began April 1, 1986, and ran for a period of 10 years, expiring in March of 1996. Upon lease termination, Management and the Board of Directors opted to commence with the construction of a new branch location to be owned by the Bank. The new Branch location is located approximately one mile north of the previous branch site on U.S. Route 219 in Lewisburg, WV. The facility opened for business on January 27, 1997. Management anticipates that this new facility will have similar or lower operating costs than the previous facility. The total cost of this new facility, not including additional equipment, was $590,000, including the $190,000 purchase price of the land.

PART II.  OTHER INFORMATION


     Item 1. Legal Proceedings
          Neither the Company nor its subsidiary  Bank is currently  involved in
          any  material  legal   proceedings,   other  than  routine  litigation
          incidental to their business.


     Item 2 - Changes in Securities
          None


     Item 3 - Defaults upon Senior Securities
          None


     Item. 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of shareholders of First National Bankshares Corporation was held on April 24, 1997. A total of 147,416 shares, or 76.6% of outstanding shares, were voted, with 142,447 represented by proxy and 4,969 represented in person. At this meeting, the following business was transacted.

                    a) J.R. Dawkins, Walter Bennett Fuller, and Richard L. Skaggs were elected to serve as Company directors for a three-year term expiring in the year 2000. Shareholders voted for three of the five nominees, with the three nominees receiving the most votes being elected as directors. 1,693 votes abstained from voting.

                                                                     TOTAL
                                                                     VOTES
          Nominees selected by Board of Directors
                      J. R Dawkins                                 139,482
                      Walter Bennett Fuller                        143,005
                      Richard L. Skaggs                            141,563

          Nominees from the Floor
                      Henry Sessions                                10,081
                      Jackson K. Tuckwiller                          6,580

                    b) The accounting firm of Arnett & Foster of Charleston, WV was approved by the shareholders as the Company's accounting firm. 141,213 shares voted for this appointment and 6,188 shares abstained. 15 votes were cast against this motion.

                    c) No other matters were voted upon by the shareholders at this meeting.


     Item 5. Other Information

          None


     Item 6.  Exhibits and Reports on Form 8-K

          a)  All exhibits included with this filing follow the signature page.

           1.  Exhibit 11, Computation of Per Share Earnings, is filed herewith.
           2.  Exhibit 27, Financial Data Schedule, is filed herewith.


          b). The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   FIRST NATIONAL BANKSHARES CORPORATION



                                   By  /S/  L. Thomas Bulla
                                       -----------------------------------------
                                   L. Thomas Bulla
                                   President and Chief Executive Officer




                                   By  /S/ Keith E. Morgan
                                       -----------------------------------------
                                   Keith E. Morgan
                                   Secretary & Treasurer




                                   By  /S/ Jack D. Whitt
                                       -----------------------------------------
                                   Jack D. Whitt
                                   Chief Financial Officer, First National Bank
                                   (Principal Financial and
                                   Accounting Officer)



Date:    03/12/97
         --------

                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS


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



     As of March 31, 1997, the Company had no exercisable stock options outstanding.