Form 10-Q
period 1997-06-30
FIRST NATIONAL BANKSHARES CORP
filed 1997-08-13
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended                   June 30, 1997
                                         -------------------------------

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


                                       N/A
       (Former name,address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1997:

                  Common Stock, $5 par value -- 192,500 shares






                          THIS REPORT CONTAINS 25 PAGES

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 1997

                                      INDEX



                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 1997 and December 31, 1996                                        3

Condensed Consolidated Statements of Income -
Three Months Ended June 30, 1997 and 1996 and
Six Months Ended June 30, 1997 and 1996                                    4

Condensed Consolidated Statements of Shareholders' Equity -
Three Months Ended June 30, 1997 and 1996 and
Six Months Ended June 30, 1997 and 1996                                    5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1997 and 1996                                    6-7

Notes to Condensed Consolidated Financial Statements                       8-11


Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  12-20



PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  21

Item 2. Changes in Securities                                              none

Item 3. Defaults upon Senior Securities                                    none

Item 4. Submission of Matters to a Vote of Security Holders                21

Item 5. Other Information                                                  21

Item 6. Exhibits and Reports on Form 8-K                                   21



SIGNATURES                                                                 22

PART I.  FINANCIAL INFORMATION

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)


                                                            June 30,     Dec 31,
                                                               1997        1996
ASSETS                                                    (Unaudited)       (1)

Cash and due from banks .................................   $  2,858    $  2,576
Federal funds sold ......................................      2,465       2,663
Securities held to maturity (estimated fair value
     $15,844 and $18,850, respectively) (Note 2) ........     15,821      18,836
Securities available for sale (Note 2) ..................      3,048       3,782
Loans, net of allowance of $643 and
      $654, respectively (Notes 3 and 4) ................     63,583      52,800
Bank premises and equipment .............................      2,096       1,965
Accrued interest receivable .............................        712         659
Other assets ............................................        383         387
                                                            --------    --------

              Total assets ..............................   $ 90,966    $ 83,668
                                                            ========    ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Noninterest bearing ...........................   $  9,558    $ 10,211
          Interest bearing ..............................     65,619      63,105
                                                            --------    --------
              Total deposits ............................     75,177      73,316
     Repurchase Agreements ..............................        881         493
     Long-term borrowings (Note 7) ......................      5,000           0
     Other liabilities ..................................        873       1,018
                                                            --------    --------

              Total liabilities .........................     81,931      74,827
                                                            --------    --------

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $5.00 par value, authorized
          500,000 shares, issued 192,500 shares .........        963         963
     Surplus ............................................      1,000       1,000
     Retained earnings ..................................      7,076       6,878
     Net Unrealized gain (loss) on securities ...........         (4)          0
                                                            --------    --------
              Total shareholders' equity ................      9,035       8,841
                                                            --------    --------

              Total liabilities and shareholders' equity    $ 90,966    $ 83,668
                                                            ========    ========





(1) Extracted from December 31, 1996 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)


                                                 Three Mos Ended   Six Mos Ended
                                                    June 30,           June 30,
                                                 1997     1996     1997     1996

Interest Income
     Interest and fees on loans ............   $1,455   $1,145   $2,756   $2,260
     Interest and dividends on securities:
          Taxable ..........................      226      290      470      556
          Tax-exempt .......................       50       53      100      107
     Interest on Federal funds sold ........       22       46       34       88
                                               ------   ------   ------   ------
          Total interest income ............    1,753    1,534    3,360    3,011
                                               ------   ------   ------   ------

Interest Expense
     Interest on deposits ..................      674      587    1,299    1,158
     Interest on Repurchase Agreements .....        8        1       14        1
     Interest on Fed Funds Purchased .......        1        0        5        0
     Interest on Long-term Borrowings ......       85        0       91        0
                                               ------   ------   ------   ------
          Total Interest Expense ...........      768      588    1,409    1,159

          Net interest income ..............      985      946    1,951    1,852

Provision for loan losses ..................       13        0       13        0
                                               ------   ------   ------   ------

          Net interest income after
              provision for loan losses ....      972      946    1,938    1,852
                                               ------   ------   ------   ------

Other income
     Service fees ..........................       65       60      136       98
     Insurance commissions .................        5        6        9       11
     Securities gains ......................        0        0        0        1
     Trust income ..........................        5       19       12       40
     Other income ..........................       28       27       46       56
                                               ------   ------   ------   ------
                                                  103      112      203      206
                                               ------   ------   ------   ------

Other expense
     Salaries and employee benefits ........      430      394      856      755
     Net occupancy expense .................       67       46      119       95
     Equipment rental, depreciation
              and maintenance ..............       73       57      140      113
     Other operating expenses ..............      215      266      486      529
                                               ------   ------   ------   ------
                                                  785      763    1,601    1,492
                                               ------   ------   ------   ------

Income before income taxes .................      290      295      540      566

     Income tax expense ....................      102       81      188      163
                                               ------   ------   ------   ------

          Net income .......................   $  188   $  214   $  352   $  403
                                               ======   ======   ======   ======

Earnings per common share (Note 6) .........   $ 0.98   $ 1.11   $ 1.83   $ 2.09
                                               ======   ======   ======   ======

Dividends per common share .................   $ 0.40   $ 0.33   $  .80   $ 0.66
                                               ======   ======   ======   ======


            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                (In thousands of dollars, except per share data)


                                         Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                          1997       1996       1997       1996

Balance, beginning of period .......   $ 8,914    $ 8,510    $ 8,841    $ 8,416

     Net income ....................       188        214        352        403

     Cash dividends declared .......       (77)       (63)      (154)      (126)

     Change in net unrealized gain
       (loss) on securities
        available for sale .........        10        (13)        (4)       (45)
                                       -------    -------    -------    -------

Balance, end of period .............   $ 9,035    $ 8,648    $ 9,035    $ 8,648
                                       =======    =======    =======    =======


































            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                               Six Months Ended
                                                                       June 30,
                                                                   1997    1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .............................................   $    352 $   403
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation ......................................        113      75
          Provision for loan losses .........................         13       0
          Amortization of security premiums (accretion) of
              security discounts, net .......................        (28)     11
          (Gain) Loss on disposal of assets .................         (2)      0
          (Increase) Decrease in accrued interest receivable         (53)     75
          (Increase) Decrease in other assets ...............       (140)   217)
          Increase (Decrease) in other liabilities ..........       (279)     66
                                                                --------  ------

          Net cash provided by (used in) operating activities        (24)    401
                                                                --------  ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity .......................................      3,235   1,272
     Proceeds from maturities and calls of securities
          available for sale ................................      1,000   4,141
     Purchases of securities held to maturity ...............       (195)(6,941)
     Purchases of securities available for sale .............          0       0
     Principal collected on (loans made to) customers, net ..    (10,783)(1,569)
     Purchases of bank premises and equipment ...............       (244)  (614)
                                                                -------- -------


          Net cash provided by (used in) investing activities     (6,987)(3,711)
                                                                -------- -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts ..............................     (1,055)  2,316
     Proceeds from sales of (payments for matured)
          time deposits, net ................................      2,916     660
     Net increase (decrease) in Repurchase Agreements .......        388     149
     Proceeds from long-term borrowings .....................      5,000       0
     Dividends paid .........................................       (154)  (126)
                                                                -------- -------

          Net cash provided by (used in) financing activities      7,095   3,011
                                                                -------- -------

          Increase (decrease) in cash and cash equivalents ..   $     84 $ (299)

Cash and cash equivalents:
     Beginning ..............................................   $  5,239 $ 3,614
                                                                -------- -------

     Ending .................................................   $  5,323 $ 3,315
                                                                ======== =======

                                   (Continued)
            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                            (In thousands of dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                               1997      1996
                                                             ------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors .......................$1,418   $1,175
                                                             ======   ======

          Income taxes ......................................$  262   $  211
                                                             ======   ======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid ..........................$   77   $   63
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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1996 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements
              for  the  prior  year,   as   previously   presented,   have  been
              reclassified to conform to current year classifications.

Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                 June 30, 1997
                                                   Estimated
                              Amortized   Unrealized    Unrealized       Fair
                            Cost         Gains        Losses          Value
              Held to maturity:
                  Taxable:
                         $     3,000  $         1   $         0    $     3,001
              U.S. Government Agencies
              and corp         8,231            6            13          8,224
              Corporate Debt
              Securities         500            0             6            494
                           -----------  -----------   -----------    -----------
              Total Taxable   11,731            7            19         11,719

                  Tax Exempt:
             State &
     political subdivisions    4,090           45            10          4,125
                        -----------  -----------   -----------    -----------

    Total securities
    held to maturity     $    15,821  $        52   $        29    $    15,844
                        ===========  ===========   ===========    ===========

                                                           8

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                              June 30, 1997
                                                                Estimated
                           Amortized    Unrealized    Unrealized       Fair
                           Cost          Gains        Losses          Value
   Available for Sale:
   Taxable:
   U.S. Treasury Securities  985   $         1   $         0    $       986
   U.S. Government Agencies
 and corporations          1,500             0             7          1,493
 Federal Home Loan Bank Stock 510             0             0            510
  Federal Reserve Bank Stock   57             0             0             57
                        ----------   -----------   -----------    -----------
 Total Taxable               3,052             1             7          3,046

   Tax Exempt:
Federal Reserve Bank Stock       2             0             0              2
                         ----------   -----------   -----------    -----------

 Total securities
 available for sale     $    3,054   $         1   $         7    $     3,048
                         ==========   ===========   ===========    ===========


                                                        December 31, 1996
                                                            Estimated
                          Amortized    Unrealized    Unrealized       Fair
                          Cost          Gains        Losses          Value
  Held to maturity:
  Taxable:
 U.S. Treasury Securities$  3,003   $         2   $        0     $     3,005
  U.S. Government Agencies
and corporations           11,203            20            31         11,192
 Corporate Debt Securities    500             0             7            493
                        ----------   -----------   -----------    -----------
Total Taxable              14,706            22            38         14,690

Tax Exempt:
State & political
 subdivisions               4,130            44            14          4,160
                        ----------   -----------   -----------    -----------

  Total securities
 held to maturity      $   18,836   $        66   $        52    $    18,850
                        ==========   ===========   ===========    ===========


                                                       December 31, 1996
                                                           Estimated
                         Amortized    Unrealized    Unrealized       Fair
                          Cost          Gains        Losses          Value
 Available for Sale:
 Taxable:
U.S. Treasury Securities $      980   $         3   $         0    $       983
 U.S. Government Agencies
 and corporations              2,500             6             8          2,498
 Federal Home Loan Bank Stock    242             0             0            242
  Federal Reserve Bank Stock      57             0             0             57
                           ----------   -----------   -----------    -----------
 Total Taxable                 3,779             8             8          3,780

 Tax Exempt:
 Federal Reserve Bank Stock        2             0             0              2
                        ----------   -----------   -----------    -----------

  Total securities
 available for sale      $    3,781   $         8   $         8    $     3,782
                        ==========   ===========   ===========    ===========



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at June 30, 1997 are summarized as follows (in thousands):

                                  Held to Maturity     Available for Sale
                                          Estimated             Estimated
                               Amortized       Fair   Amortized      Fair
                                    Cost      Value        Cost     Value

Due within 1 year .............   $ 8,350   $ 8,357     $     0   $     0
Due after 1 but within 5 years      4,462     4,447       2,485     2,479
Due after 5 but within 10 years     3,009     3,040           0         0
Equity Securities .............         0         0         569       569
                                  -------   -------     -------   -------
                                  $15,821   $15,844     $ 3,054   $ 3,048
                                  =======   =======     =======   =======

     The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve or Federal Home Loan Bank at par value.

     The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the six month periods ended June 30, 1997 and 1996 are as follows (in thousands):

                                           Proceeds From         Gross Realized
                                            Calls and    Prin
                                     Sales  Maturities  Pymnts   Gains   Losses

Six months ended June 30, 1997
    Securities held to maturity .   $    0   $3,235   $    0   $    0   $    0
    Securities available for sale        0    1,000        0        0        0
                                    ------   ------   ------   ------   ------
                                    $    0   $4,235   $    0   $    0   $    0
                                    ======   ======   ======   ======   ======

Six months ended June 30, 1996:
    Securities held to maturity .   $    0   $1,272   $    0   $    0   $    0
    Securities available for sale        0    4,141        0        0        0
                                    ------   ------   ------   ------   ------
                                    $    0   $5,413   $    0   $    0   $    0
                                    ======   ======   ======   ======   ======

Note 3.       Loans
              Total loans as of June 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                          June 30,    Dec 31,
                                            1997        1996
                                        ---------   ---------
Commercial, financial and agricultural   $ 25,793    $ 19,578
Real estate - construction ...........      2,848       2,396
Real estate - mortgage ...............     25,691      24,031
Installment loans to individuals .....      8,511       6,254
Other ................................      1,419       1,300
                                         --------    --------
    Total loans ......................     64,262      53,559

Less unearned income .................        (36)       (105)
                                         --------    --------
    Total loans net of unearned income     64,226      53,454

Less allowance for loan losses .......       (643)       (654)
                                         --------    --------
        Loans, net ...................   $ 63,583    $ 52,800
                                         ========    ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Allowance for Loan Losses
              Analyses of the allowance for loan losses are presented below (in thousands) for the six month periods ended June 30, 1997 and 1996:

                                    Six Months Ended
                                         June 30,
                                       1997    1996
                                    -------- --------
     Balance, beginning of period    $ 654    $ 643
                                    -------- --------

         Loans charged off .......     (51)    (160)
         Recoveries ..............      27      108
                                     -----    -----
             Net losses ..........     (24)     (52)
                                     -----    -----

         Provision for loan losses      13        0
                                     -----    -----

     Balance, end of period ......   $ 643    $ 591
                                     =====    =====


Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The contract amount of unused portions of existing Lines of Credit and other commitments to lend as of June 30, 1997 and 1996 are as follows, in thousands of dollars:
                                                           June 30,
                                                          1997         1996
                                                   -----------   ----------

              Commitments to extend credit         $     9,291   $    6,795
                                                   ===========   ==========

              Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6.       Earnings Per Share
              Earnings   per   common   share   are   computed   based   on  the
              weighted-average shares outstanding. For the six month periods ended June 30, 1997 and 1996, the weighted-average common shares outstanding was 192,500. The weighted average common shares outstanding for the three month periods then ended was also 192,500.

Note 7.       Long-Term Borrowings
              The Company's subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh, Pennsylvania ("FHLB"). On March 24, 1997, the Bank entered into a long-term borrowing arrangement with the FHLB of Pittsburgh. This advance is secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans and investment securities not otherwise pledged. The advance is payable in one balloon payment on March 24, 2000. Interest is payable monthly at a fixed rate of 6.68% per annum.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" ), and its subsidiary, First National Bank for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1996 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K. This discussion may include forward-looking statements based upon management's expectations, and actual results may differ materially.


EARNINGS SUMMARY
The Company reported net income of $188,000 for the three months ended June 30, 1997 compared to $214,000 for the quarter ended June 30, 1996, representing a 12.2% decrease. For the six month period ended June 30, 1997, the Company's net income of $352,000 decreased 12.7% from the $403,000 reported for the same period of 1996. The decreases in quarterly and year-to-date earnings were primarily attributable to an increased loan loss provision, decreased trust income and increased non-interest expense as further discussed in the analysis below.

Earning per common share were $0.98 for the quarter ended June 30, 1997 compared to the $1.11 reported for the second quarter of 1996, a decrease of 11.7%. For the six month period ended June 30, 1997, earnings per common share totaled $1.83 compared with $2.09 for the same period of 1996, a decrease of 12.4%. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart both for the three month and for the six month periods ended June 30, 1997 and 1996.

                               Three Months Ended            Six Months Ended
                                 June 30,                         June 30,
                           Increase           Increase
                1997  1996(Decrease)      1997         1996        (Decrease)
 ---------   ---------   ------------   ----------   ----------   ------------
 Interest income 9.11 $    7.97   $  1.14    $    17.45   $    15.64   $  1.81
Interest expense 3.99      3.05      0.94       7.32         6.02          1.30
   ---------   ---------   ------------   ----------   ----------   -----------
 Net interest income 5.12  4.92      0.20     10.13         9.62          0.51
Provision for
 loan losses          .07  0.00      0.07      0.07         0.00          0.07
  ---------   ---------   ------------   ----------   ----------   -----------
  Net interest income after
  provision for
 loan losses        5.05   4.92      0.13     10.06         9.62          0.44
    ---------   ---------   ------------   ----------   ----------   -----------
Non-interest
 income             0.54   0.58     (0.04)     1.05         1.07         (0.02)
Non-interest
 expense            4.08   3.96      0.12      8.31         7.75          0.56
   ---------   ---------   ------------   ----------   ----------   -----------
 Income before
 income taxes       1.51   1.54     (0.03)      2.80         2.94         (0.14)
 tax expense        0.53   0.430     0.10       0.97         0.85          0.12
  ---------   ---------   ------------   ----------   ----------   -----------
 Net income   $    0.98   $ 1.11   $ (0.13)   $ 1.83   $     2.09   $     (0.26)
=========   =========   ============   ==========   ==========   ============


The Company's annualized return on average assets (ROA) for the second quarter of 1997 was 0.87% compared to 1.10% for the second quarter of 1996. This compares with ROA of 0.82% and 1.04% for the six month periods ended June 30, 1997 and 1996, respectively. Annualized return on average shareholders' equity
(ROE) was 8.33% for the second quarter of 1997 compared to 10.00% in the second quarter of 1996, while year-to-date ROE was 7.80% and 9.42% as of June 30, 1997 and 1996, respectively.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended June 30, 1997 and 1996, the tax-equivalent adjustment was $52,000 and $54,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $2,002,000 for the six month period ended June 30, 1997 compared to $1,906,000 for the same period of 1996, representing an increase of $97,000 or 5.1%. For the quarters ended June 30, 1997 and 1996, net interest income on a fully tax-equivalent basis totaled $1,011,000 and $973,000, respectively. The Company's net yield on interest earning assets decreased to 4.92% in 1997 from 5.17% in 1996. The decrease in the net yield on earning assets is due to a higher cost of rate-sensitive liabilities. The cost of interest bearing liabilities increased to 4.11% versus the previous year's 3.93%, and was primarily due to increased rates paid on time and savings deposits, and the additional interest expense associated with the Bank's Federal Home Loan Bank borrowings. Further analysis of The Company's yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.

                                                         TABLE I
                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)

                     Six Months Ended                      Six Months Ended
                        June 30, 1997                         June 30, 1996
 -----------------------------------------------------------------------------
         Average                   Yield/      Average                   Yield/
        Balance    Interest(1)     Rate       Balance    Interest(1)     Rate
INTEREST EARNING ASSETS

 Loans$   59,751   $    2,756       9.22%   $   46,388   $    2,260       9.74%

 Securities:
 Taxable  16,280          470        5.77       19,445          556        5.72
Tax-exempt 4,151          152        7.30        4,517          161        7.13
     ----------   ----------   ---------   ----------   ----------   ---------
Total
securities20,431          622        6.08       23,962          717        5.98
     ----------   ----------   ---------   ----------   ----------   ---------

 Federal
 funds sold 1,299           34        5.23        3,352           88        5.25
          ------   ----------   ---------   ----------   ----------   ---------

 Total interest earning
 assets    81,481        3,412        8.37       73,702        3,065        8.32
    ----------   ----------   ---------   ----------   ----------   ---------

NON-INTEREST EARNING ASSETS
Cash and due from banks              2,360                                 2,223
Bank premises
 andequipment  2,074                                 1,188
 Other assets               1,108                                 1,156
 Allowance for loan losses         (647)                                  (609
                            ----------                            ----------


Total assets                   $   86,376                            $   77,660
                             ==========                            ==========

INTEREST BEARING LIABILITIES
Demand deposits $   12,924   $  171     2.65   $   13,014   $   173    2.66
Savings deposits    21,601      408     3.78       19,958       349    3.50
Time deposits      28,614       720     5.03       26,033       636    4.89
     ----------   ----------   ---------   ----------   ----------   ---------
 Total Interest-
bearing deposits    63,139    1,299     4.11       59,005     1,158     3.93

Repurchase
 Agreements            733       14     3.82           45         1        4.44
Federal Funds
 Purchased             254        5     3.94            0         0        0.00
Long-term FHLB
 borrowings           2680       91     6.79            0         0        0.00
    ----------   ----------   ---------   ----------   ----------   ---------
 Total other
 interest bearing
 liabilities         3,667      110     6.42           45         1        4.44

Total Interest
 bearing liabilities  66,806   1,409    4.22       59,050     1,159        3.93

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
    Demand deposits                    $    9,575                        8,984
    Other liabilities                         968                     1,069
    Shareholders' equity                    9,027                       8,557
                             ----------                            ----------

    Total liabilities and
    shareholders' equity       $   86,376                            $   77,660
                             ==========                            ==========

    NET INTEREST
    EARNINGS                 $    2,003                            $    1,906
                              ==========                            ==========

NET YIELD ON INTEREST EARNING
 ASSETS                            4.92%                                 5.17%
                             =========                             =========

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1997 and 1996.

                                    TABLE II
                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                            (In thousands of dollars)


                                                    Six Months Ended
                                           June 30, 1997 vs. June 30, 1996
                                           Increase (Decrease)
                                            Due to Changes in:
                                            Volume(1)  Rate(1)   Total
INTEREST EARNING ASSETS
     Loans .................................   $ 622    $(126)   $ 496

     Securities:
          Taxable ..........................     (91)       5      (86)
          Tax-exempt (2) ...................     (14)       4      (10)
                                               -----    -----    -----
              Total securities .............    (105)       9      (96)
                                               -----    -----    -----

     Federal funds sold ....................     (55)       1      (54)
                                               -----    -----    -----

          Total interest earning assets ....     462     (116)     346
                                               -----    -----    -----

INTEREST BEARING LIABILITIES
     Demand deposits .......................      (1)      (1)      (2)
     Savings deposits ......................      30       29       59
     Time deposits .........................      65       19       84
     Repurchase agreements .................      13        0       13
     Federal funds purchased ...............       5        0        5
     Long-term FHLB borrowings .............      91        0       91
                                               -----    -----    -----

          Total interest bearing liabilities     203       47      250
                                               -----    -----    -----

              NET INTEREST EARNINGS ........   $ 259    $(163)   $  96
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

During the second quarter of 1997, the Bank made a $13,000 provision for loan losses. Prior to the second quarter of 1997, no provision had been made since 1994 due to the general strengthening of the Bank's underwriting standards and loan loss experience. The provision for loan losses was initiated again during the second quarter of 1997 due to the strong growth in the loan portfolio. For additional discussion of the Allowance, refer to the Loan section of this discussion.

NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the six month period ended June 30, 1997, non-interest income totaled $203,000, representing a slight decrease of $3,000 from the $206,000 recorded during the same period of 1996. As a percentage of average assets, non-interest income was 0.47% and 0.53% for the six month periods ended June 30, 1997 and 1996, respectively. Service fees increased 38.8% to $136,000 from $98,000 as a result of the Bank's concentrated effort to increase fee income on deposits and related products. However, trust income decreased to only $12,000 from 1996's level of $40,000. This decrease is due primarily to the loss of non-recurring trust income that was realized during the first half 1996. While the Company seeks to attract new trust business, estates and other trust services tend to fluctuate, and trust revenues are expected to remain behind 1996 levels for the remainder of the year.

On a quarter-to-quarter basis, non-interest income decreased to $103,000 for the second quarter of 1997 compared to $112,000 for the second quarter of 1996. Service fees increased $5,000 to $65,000, while trust income was only $5,000 compared to $19,000 for the second quarter of 1996.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1997, the Company's non-interest expense totaled $1,601,000, representing an increase of $109,000, or 6.8%, over total non-interest expense incurred for the six months ended June 30, 1996. However, expressed as a percentage of average assets, non-interest expense actually decreased to 3.71% at June 30, 1997, versus 3.84% at June 30, 1996.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 53% and 51% of total non-interest expense at June 30, 1997 and 1996, respectively. Salaries and employee benefits increased $101,000, or 13.4% as of June 30, 1997 compared to June 30, 1996. This increase is primarily due to the addition of four new employees for the Company's new Charleston branch location which were not included in 1996's first half operating results, as well as normal merit increases for certain members of the existing staff.

Net occupancy expense increased 25.3%, or $24,000 to $119,000 due to the additional expenses associated with both the new Charleston branch and the new Lewisburg facility. Likewise, equipment, rentals, depreciation and maintenance expenditures increased 23.9%, or $27,000 to $140,000 due to the additional fixed assets associated with the two new locations. Other operating expenses decreased to $464,000, or 12.2%, as of June 30, 1997, from $529,000 for the first half of 1996 as a result of the Company's deliberate efforts to reduce fixed and variable non-interest expenses.

On a quarter-to-quarter basis, other non-interest expense increased to $785,000, or 2.9%, for the second quarter of 1997 from $763,000 during the second quarter of 1996. Salaries and employee benefits increased to $430,000, or 9.1%, for the second quarter of 1997 from $394,000 for the same period of 1996. Net occupancy expense increased to $78,000, or 62.5%, for the second quarter of 1997 from $46,000 for the second quarter of 1996. Other operating expenses decreased 23.3% from $266,000 in the second quarter of 1996 to $204,000 during the second quarter of 1997. These quarter-to-quarter changes are due to the same reasons discussed above.

INCOME TAXES
The Company's income tax expense, which includes both Federal and State income taxes, totaled $188,000 for the six month period ended June 30, 1997, reflecting a $25,000 increase when compared to the same period of 1996. Income tax expense equaled 34.8% and 28.8% of income before taxes at June 30, 1997 and 1996, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.

FINANCIAL CONDITION
The Company's total assets were $90,966,000 at June 30, 1997, compared to $83,668,000 at December 31, 1996, representing a 8.7% increase, primarily as a result of its expansion into the Charleston, WV, market. This growth was funded through increases in deposits and long-term Federal Home Loan Bank borrowings as further discussed below.

Securities
The Bank's total securities portfolio decreased by $3,749,000 or 16.6% from December 31, 1996. This decrease is a result of normal maturities in the Company's securities portfolio and the corresponding shift of funds into higher-yielding loan products. A summary of the Company's securities portfolio (both held-to-maturity and available- for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loans
Loans, net of unearned income, increased by $10,772,000 or 20.2% during the first half of 1997. A summary of the Bank's loans by category is included as
Note 3 to the condensed consolidated financial statements. This increase is a result of the Bank's concentrated effort to grow its loan portfolio, and management believes that loan growth will continue throughout 1997, although at a slower rate. The majority of this growth has been in high-quality commercial and commercial real estate loans. Refer to Note 3 to the Condensed Consolidated Financial Statements for a detailed breakdown of loans by type at June 30, 1997, compared with December 31, 1996.

The allowance for loan losses is maintained at a level considered to be adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company's management, on a quarterly basis, performs a comprehensive loan evaluation which encompasses the identification of all potential problem credits, which are included on an internally generated "watch" list. The allowance for loan losses was $643,000 at June 30, 1997 compared to $654,000 at December 31, 1996. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.00% at June 30, 1997 compared to 1.22% at December 31, 1996. Loans charged-off, net of recoveries of previously charged-off loans, totaled $24,000 and $52,000 for the periods ended June 30, 1997 and 1996, respectively. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 1997 and 1996. Management believes that the current allowance is sufficient to cover any potential losses in the current portfolio.

A summary of the Company's past due loans and non-performing assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                            (in thousands of dollars)

                                      June 30,    December 31,
                                   1997     1996     1996
                                -------   ------   ------
Loans past due 90 or more days
     still accruing interest .   $    0   $    0   $    0
                                 ======   ======   ======

Non-performing assets:
     Non-accruing loans ......   $1,174   $  262   $  161
     Other real estate owned .       22       24       22
                                 ------   ------   ------
                                 $1,196   $  286   $  183
                                 ======   ======   ======


Non-accrual loans increased to $1,196,000 as of June 30, 1997, compared to $286,000 at June 30, 1996. Included in the non-accrual totals above are impaired loans totalling $1,119,000 and $136,000 as of June 30, 1997 and 1996,
respectively. The Company places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The increase in non-accruing loans is related to a single line of credit secured by accounts receivable that is in the process of collection. Management is still in the process of evaluating this credit, however at the present time it appears that the unallocated portion of the current allowance for loan losses is sufficient to cover any possible losses. It is currently anticipated that any under-secured balances will be restructured on an amortizing basis at a later date.

Deposits
Total  deposits  increased  2.5%  to  $75,177,000  as of  June  30,  1997,  from
$73,316,000 at December 31, 1996. This increase was centered in the interest-bearing deposit accounts, primarily time deposits and certificates of deposits. This increase resulted from an increase in interest rates on certificates of deposit, special promotions, and other local competitive conditions.


Long-term Borrowings
Due to increased loan demand, the Company obtained a $5,000,000, 3-year advance from the Federal Home Loan Bank. In anticipation of an increase in interest rates on borrowed funds, the Company's subsidiary bank borrowed the funds from the FHLB of Pittsburgh at a fixed rate of interest to lock-in a funding source for its anticipated loan growth. For more information on this FHLB debt please see Note 7 to the condensed consolidated financial statements.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $5,323,000 at June 30, 1997 versus $5,239,000 at December 31, 1996. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of June 30, 1997 of $8,350,000 in securities maturing within one year. Also, the Company has classified additional securities with an estimated fair value totaling
$2,479,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company's subsidiary bank has unused portions of lines of credit available under existing borrowing arrangements.

Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity position.

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

                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                      June 30, 1997
                                                (In thousands of dollars)

                                                           Repricing (1)
                                  0 to 3      3 to 6       6 to 12     After
                         Months      Months       Months    12 Months    Total
INTEREST EARNING ASSETS
Loans, net of unearned
 income             $    19,181  $    6,057   $   7,817   $  31,171    $  64,226
 Scurities               5,500       1,000       1,850      10,519       18,869
 Federal funds sold       2,465           0           0           0        2,465
              -----------  ----------   ---------   ---------    ---------
Total interest earning
 assets                   27,146       7,057       9,667   41,690       85,560
                -----------  ----------   ---------   ---------    ---------

INTEREST BEARING LIABILITIES
 Demand deposits        12,929           0           0           0       12,929
 Savings deposits       22,154           0           0           0       22,154
 Time deposits           7,132      10,172       6,247       6,985       30,536
 Repurchase agreements   881           0           0           0          881
  Long-term FHLB borrowings 0           0           0       5,000        5,000
                 -----------  ----------   ---------   ---------    ---------

 Total interest
 bearing liabilities  43,096      10,172       6,247      11,985       71,500
                -----------  ----------   ---------   ---------    ---------

 Contractual interest
 sensitivity gap     (15,950)     (3,115)       3,420      29,705       14,060

 Adjustment (2)          35,083    (35,083)           0           0            0
                 -----------  ----------   --------    ---------    ---------

 Adjusted interest
 sensitivity gap     $    19,133  $  (38,198)  $   3,420   $  29,705    $ 14,060
               ===========  ===========  =========   =========    ========

  Cumulative adjusted
 interest sensitivity gap$ 19,133  $  (19,065)  $ (15,645)  $  14,060
                        ===========  ===========  ==========  =========
  Cumulative adjusted
 gap ratio                      3.39        0.16        0.74        1.20
                            ===========  ==========   =========   =========

 Cumulative adjusted gap as a percentage
  of Total Earning Assets         22.36%    (22.28%)    (18.29%)      16.43%
                        ==========  ==========   =========   =========

(1) - Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.74, or ($15,645,000.) Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant negative impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of June 30, 1997, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at June 30, 1997 was $9,035,000 compared to $8,841,000 at December 31, 1996, representing an increase of $194,000, or 2.2%. Total shareholders' equity expressed as a percentage of total assets decreased from 10.6% at December 31, 1996 to 9.9% at June 30, 1997, due to the increased asset level and increased dividend payout. Cash dividends totaling $154,000, or $0.80 per share were declared during the first half of 1997 versus dividends of $126,000, or $0.66 per share, during the first half of 1996. These payout levels represented 44% and 31% of the company's year-to-date earnings for June 30, 1997 and 1996, respectively.


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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the subsidiary bank meets all capital adequacy requirements to which it is subject. As of June 30, 1997, the subsidiary bank's Risk Based Capital Ratios are as follows:

                            RISK-BASED CAPITAL RATIOS
                                  June 30, 1997
                                                             Minimum
                                             Actual       Requirement

          Tier 1 risk-based capital ratio    14.75%           4.00%
          Total risk-based capital ratio     15.80%           8.00%
          Leverage ratio                     10.15%           3.00%

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


     Item 2 - Changes in Securities
          None


     Item 3 - Defaults upon Senior Securities
          None


     Item. 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to stockholders during the second quarter of 1997.


     Item 5. Other Information
          None


     Item 6.  Exhibits and Reports on Form 8-K
          a)  All exhibits included with this filing follow the signature page.
              1. Exhibit 11, Computation of Per Share Earnings, is filed herewith.
              2.  Exhibit 27, Financial Data Schedule, is filed herewith.

          b). The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  FIRST NATIONAL BANKSHARES CORPORATION



                                  By      /S/  L. Thomas Bulla
                                  ---------------------------------------------
                                  L. Thomas Bulla
                                  President and Chief Executive Officer




                                  By      /S/ Keith E. Morgan
                                  ---------------------------------------------
                                  Keith E. Morgan
                                  Secretary & Treasurer



                                  By      /S/ Jack D. Whitt
                                  ---------------------------------------------
                                  Jack D. Whitt
                                  Chief Financial Officer, First National Bank
                                  (Principal Financial and
                                  Accounting Officer)


Date:    08/13/97

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

     As of June 30, 1997, the Company had 3,000 exercisable stock options outstanding. No options have yet been exercised.