Form 10-Q
period 1997-09-30
FIRST NATIONAL BANKSHARES CORP
filed 1997-11-14
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended                   September 30, 1997
                                          ------------------------------------

                                                           or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                       N/A
       (Former name, address or fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No []

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1997:

                  Common Stock, $5 par value -- 192,500 shares






                          THIS REPORT CONTAINS 25 PAGES

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 1997

                                      INDEX



                                                                            Page
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                 September 30, 1997 and December 31, 1996 .................    3

              Condensed Consolidated Statements of Income -
                Three Months Ended September 30, 1997 and 1996 and
                Nine months Ended September 30, 1997 and 1996 .............    4

              Condensed Consolidated Statements of Shareholders' Equity -
                Three Months Ended September 30, 1997 and 1996 and
                Nine months Ended September 30, 1997 and 1996 .............    5

              Condensed Consolidated Statements of Cash Flows -
                Nine months Ended September 30, 1997 and 1996 .............  6-7

              Notes to Condensed Consolidated Financial Statements ........ 8-11


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................  12-20


PART II        OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   21

     Item 2. Changes in Securities ........................................ none

     Item 3. Defaults upon Senior Securities .............................. none

     Item 4. Submission of Matters to a Vote of Security Holders ..........   21

     Item 5. Other Information ............................................ none

     Item 6.  Exhibits and Reports on Form 8-K ............................   21

                  Item 11 - Computation of Per Share Earnings .............   23

                  Item 27 - Financial Data Schedule .......................   24



     SIGNATURES                                                               22

PART I.  FINANCIAL INFORMATION

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)


                                                              Sept 30,   Dec 31,
                                                                 1997       1996
ASSETS                                                     (Unaudited)       (1)

Cash and due from banks ....................................   $ 3,754   $ 2,576
Federal funds sold .........................................     4,540     2,663
Securities held to maturity (estimated fair value
     $11,387 and $18,850, respectively) (Note 2) ...........    11,323    18,836
Securities available for sale (Note 2) .....................     5,038     3,782
Loans, net of allowance of $613 and
      $654, respectively (Notes 3 and 4) ...................    66,977    52,800
Bank premises and equipment ................................     2,122     1,965
Accrued interest receivable ................................       582       659
Other assets ...............................................       404       387
                                                               -------   -------

              Total assets .................................   $94,740   $83,668
                                                               =======   =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Noninterest bearing ..............................   $10,174   $10,211
          Interest bearing .................................    66,957    63,105
                                                               -------   -------
              Total deposits ...............................    77,131    73,316

     Repurchase Agreements .................................     2,437       493
     Long-term borrowings (Note 7) .........................     5,000         0
     Other liabilities .....................................     1,010     1,018
                                                               -------   -------

              Total liabilities ............................    85,578    74,827
                                                               -------   -------

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $5.00 par value, authorized
          500,000 shares, issued 192,500 shares ............       963       963
     Surplus ...............................................     1,000     1,000
     Retained earnings .....................................     7,197     6,878
     Net Unrealized gain (loss) on securities ..............         2         0
                                                               -------   -------
              Total shareholders' equity ...................     9,162     8,841
                                                               -------   -------

              Total liabilities and shareholders' equity ...   $94,740   $83,668
                                                               =======   =======




(1) Extracted from December 31, 1996 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands of dollars, except per share data)

                                                   Three Months Ended   Nine months Ended
                                                        September 30,     September 30,
                                                        1997     1996     1997     1996
Interest Income
     Interest and fees on loans ...................   $1,523   $1,169   $4,279   $3,429
     Interest and dividends on
                     securities:
          Taxable .................................      187      256      657      812
          Tax-exempt ..............................       49       53      149      160
     Interest on Federal funds sold ...............       58       64       92      152
                                                      ------   ------   ------   ------
          Total interest income ...................    1,817    1,542    5,177    4,553
                                                      ------   ------   ------   ------

Interest Expense
     Interest on deposits .........................      716      599    2,015    1,757
     Interest on Repurchase Agreements ............       14        4       28        5
     Interest on Fed Funds Purchased ..............        0        0        5        0
     Interest on Long-term Borrowings .............       84        0      175        0
                                                      ------   ------   ------   ------
          Total Interest Expense ..................      814      603    2,223    1,762

          Net interest income .....................    1,003      939    2,954    2,791

Provision for loan losses .........................        9        0       22        0
                                                      ------   ------   ------   ------

          Net interest income after provision
              for loan losses .....................      994      939    2,932    2,791
                                                      ------   ------   ------   ------

Other income
     Service fees .................................       62       68      198      166
     Insurance commissions ........................        4        4       13       15
     Securities gains .............................        0        0        0        1
     Trust income .................................       32        7       44       47
     Insurance Proceeds ...........................        0       94        0       94
     Other income .................................       18       10       64       66
                                                      ------   ------   ------   ------
                                                         116      183      319      389
                                                      ------   ------   ------   ------
Other expense
     Salaries and employee benefits ...............      400      413    1,256    1,168
     Net occupancy expense ........................       41       70      155      165
     Equipment rental, depreciation and maintenance       82       79      222      192
     Data Processing ..............................       31       39       98      123
     Flood Damage Expenses ........................        0       55        0       55
     Other operating expenses .....................      229      230      653      676
                                                      ------   ------   ------   ------
                                                         783      886    2,384    2,379
                                                      ------   ------   ------   ------

Income before income taxes ........................      327      236      867      801

     Income tax expense ...........................      129       70      317      232
                                                      ------   ------   ------   ------

          Net income ..............................   $  198   $  166   $  550   $  569
                                                      ======   ======   ======   ======

Earnings per common share (Note 6) ................   $ 1.03   $ 0.86   $ 2.86   $ 2.95
                                                      ======   ======   ======   ======

Dividends per common share ........................   $ 0.40   $ 0.33   $ 1.20   $ 0.99
                                                      ======   ======   ======   ======

                                                       (Continued)
            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                (In thousands of dollars, except per share data)


                                          Three Months Ended   Nine months Ended
                                              September 30,       September 30,
                                            1997       1996       1997     1996

Balance, beginning of period ..........   $9,035    $ 8,648    $ 8,841   $8,416

     Net income .......................      198        166        550      569

     Cash dividends declared ..........      (77)       (63)      (231)    (189)

     Change in net unrealized (loss) on
          securities available for sale        6         (1)         2      (46)
                                          ------    -------    -------   -------

Balance, end of period ................   $9,162    $ 8,750    $ 9,162   $ 8,750
                                          =======    =======    =======  =======


































            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                   Nine months Ended
                                                                      September 30,

                                                                    1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .............................................   $    550    $    569
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation ......................................        169         121
          Provision for loan losses .........................         22           0
          Amortization of security premiums (accretion) of
              security discounts, net .......................        (29)         21
          (Gain) Loss on asset disposal .....................         (2)          0
          (Increase) Decrease in accrued interest receivable          77         243
          (Increase) Decrease in other assets ...............        (17)       (390)
          Increase (Decrease) in other liabilities ..........        226         327
                                                                --------    --------

          Net cash provided by (used in) operating activities        996         891
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity .......................................      8,735       4,272
     Proceeds from maturities and calls of securities
          available for sale ................................      1,500       7,141
     Purchases of securities held to maturity ...............     (1,197)     (6,994)
     Purchases of securities available for sale .............     (3,004)          0
     Principal collected on (loans made to) customers, net ..    (14,177)     (2,322)
     Purchases of bank premises and equipment ...............       (326)       (903)
                                                                --------    --------


          Net cash provided by (used in) investing activities     (8,469)      1,194
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts ..............................       (381)      5,207
     Proceeds from sales of (payments for matured)
          time deposits, net ................................      4,196         832
     Net increase (decrease) in Repurchase Agreements .......      1,944         328
     Proceeds from long-term borrowings .....................      5,000           0
     Dividends paid .........................................       (231)       (189)
                                                                --------    --------

          Net cash provided by (used in) financing activities     10,528       6,178
                                                                --------    --------

          Increase (decrease) in cash and cash equivalents ..   $  3,055    $  8,263

Cash and cash equivalents:
     Beginning ..............................................   $  5,239    $  3,614
                                                                --------    --------

     Ending .................................................   $  8,294    $ 11,877
                                                                ========    ========

                                   (Continued)
            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                            (In thousands of dollars)

                                                         Nine months Ended
                                                           September 30,
                                                           1997          1996
                                                       --------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors                 $   1,961    $    1,742
                                                      =========    ==========

          Income taxes                                $     358    $      159
                                                      =========    ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid                     $      77    $       63
                                                       =========    ==========







































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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1996 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements
              for  the  prior  year,   as   previously   presented,   have  been
              reclassified to conform to current year classifications.

Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                                                     September 30, 1997
                                                                                                             Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                    Cost         Gains        Losses          Value
              Held to maturity:
                  Taxable:
                  U.S. Treasury Securities                       $     1,500  $         0   $         0    $     1,500
                  U.S. Government Agencies
                      and corporations                                 5,233            7             6          5,234
                  Corporate Debt Securities                              500            0             3            497
                                                                 -----------  -----------   -----------    -----------
                      Total Taxable                                    7,233            7             9          7,231

                  Tax Exempt:
                  State & political subdivisions                       4,090           66             0          4,156
                                                                 -----------  -----------   -----------    -----------

                  Total securities held to maturity              $    11,323  $        73   $         9    $    11,387
                                                                 ===========  ===========   ===========    ===========

                                                           8

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   September 30, 1997
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                  Taxable:
                  U.S. Treasury Securities                       $    1,992   $         4   $         0    $     1,996
                  U.S. Government Agencies
                      and corporations                                2,500             4             2          2,502
                  Federal Home Loan Bank Stock                          481             0             0            481
                  Federal Reserve Bank Stock                             57             0             0             57
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                   5,030             8             2          5,036

                  Tax Exempt:
                  Federal Reserve Bank Stock                              2             0             0              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities available for sale            $    5,032   $         8   $         2    $     5,038
                                                                 ==========   ===========   ===========    ===========

                                                                                                           December 31, 1996
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Treasury Securities                       $    3,003   $         2   $        0     $     3,005
                  U.S. Government Agencies
                      and corporations                               11,203            20            31         11,192
                  Corporate Debt Securities                             500             0             7            493
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                  14,706            22            38         14,690

                Tax Exempt:
                  State & political subdivisions                      4,130            44            14          4,160
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $   18,836   $        66   $        52    $    18,850
                                                                 ==========   ===========   ===========    ===========

                                                                                                           December 31, 1996
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value

              Available for Sale:
                Taxable:
                  U.S. Treasury Securities                       $      980   $         3   $         0    $       983
                  U.S. Government Agencies
                      and corporations                                2,500             6             8          2,498
                  Federal Home Loan Bank Stock                          242             0             0            242
                  Federal Reserve Bank Stock                             57             0             0             57
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                   3,779             9             8          3,780

                Tax Exempt:
                  Federal Reserve Bank Stock                              2             0             0              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities available for sale            $    3,781   $         9   $         8    $     3,782
                                                                 ==========   ===========   ===========    ===========


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 1997 are summarized as follows (in thousands):

                                    Held to Maturity     Available for Sale
                                          Estimated             Estimated
                               Amortized       Fair   Amortized      Fair
                                     Cost     Value        Cost     Value

Due within 1 year .............   $ 5,353   $ 5,359     $ 1,992   $ 1,996
Due after 1 but within 5 years      3,461     3,462       2,500     2,502
Due after 5 but within 10 years     2,509     2,566           0         0
Equity Securities .............         0         0         540       540
                                  -------   -------     -------   -------

                                  $11,323   $11,387     $ 5,032   $ 5,038
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

     The proceeds from sales and calls and maturities of securities and the related gross gains and losses realized for the nine month periods ended September 30, 1997 and 1996 are as follows (in thousands):

                                            Proceeds From        Gross Realized
                                         Calls and   Principal
                                   Sales Maturities  Payments   Gains     Losses

Nine months ended Sept. 30, 1997
 Securities held to maturity .   $     0   $ 8,735   $     0   $     0   $     0
 Securities available for sale         0     1,500         0         0         0
                                 -------   -------   -------   -------   -------
                                 $     0   $10,235   $     0   $     0   $     0
                                 =======   =======   =======   =======   =======

Nine months ended Sept. 30, 1996:
 Securities held to maturity .   $     0   $ 4,272   $     0   $     0   $     0
 Securities available for sale         0     7,141         0         0         0
                                 -------   -------   -------   -------   -------
                                 $     0   $11,413   $     0   $     0   $     0
                                 =======   =======   =======   =======   =======

Note 3.       Loans
              Total loans as of September 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                         September 30,  December 31,
                                              1997         1996
                                          ---------   ---------
Commercial, financial and agricultural     $ 27,221    $ 19,578
Real estate - construction ...........        3,193       2,396
Real estate - mortgage ...............       28,907      24,031
Installment loans to individuals .....        6,657       6,254
Other ................................        1,633       1,300
                                           --------    --------
    Total loans ......................       67,611      53,559

Less unearned income .................          (21)       (105)
                                           --------    --------
    Total loans net of unearned income       67,590      53,454

Less allowance for loan losses .......         (613)       (654)
                                           --------    --------
        Loans, net ...................     $ 66,977    $ 52,800
                                           ========    ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Allowance for Loan Losses
              Analyses of the allowance for loan losses are presented below (in thousands) for the nine month periods ended September 30, 1997 and 1996:
                                Nine months Ended
                                   September 30,
                                   1997      1996
                               --------   -------

Balance, beginning of period ..   $ 654    $ 643
                                  -----    -----

    Loans charged off .........    (105)    (171)
    Recoveries ................      42      132
                                  -----    -----
        Net (losses) recoveries     (63)     (39)
                                  -----    -----

    Provision for loan losses .      22        0
                                  -----    -----

Balance, end of period ........   $ 613    $ 604
                                  =====    =====


Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The contract amount of unused portions of existing Lines of Credit and other commitments to lend as of September 30, 1997 and 1996 are as follows, in thousands of dollars:
                                                         September 30,
                                                      1997           1996
                                                  -----------   ------------

              Commitments to extend credit        $    11,713   $      8,599
                                                  ===========   -------=====

              Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6.       Earnings Per Share
              Earnings   per   common   share   are   computed   based   on  the
              weighted-average shares outstanding. For the nine month periods ended September 30, 1997 and 1996, the weighted-average common shares outstanding was 192,500. The weighted average common shares outstanding for the three month periods then ended was also 192,500.

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


EARNINGS SUMMARY
The Company reported net income of $198,000 for the three months ended September 30, 1997 compared to $166,000 for the quarter ended September 30, 1996, representing a 19.3% increase. For the nine month period ended September 30, 1997, the Company's net income of $550,000 decreased 3.3% from the $569,000 reported for the same period of 1996. The increase in quarterly earnings was due largely to increased trust revenues, while the decrease in year-to-date earnings were primarily attributable to an increased loan loss provision and increased income tax expense as further discussed in the analysis below. Also, during 1996 the Company had a non-recurring $39,000 book gain, before income taxes, from insurance proceeds related to flood damage, as previously reported in the Company's September 30, 1996 report on Form 10-Q. This $39,000 book gain was realized during the third quarter of 1996, which was an additional contributor to both third quarter and year-to-date 1996 earnings.

Earning per common share were $1.03 for the quarter ended September 30, 1997 compared to the $0.86 reported for the third quarter of 1996, an increase of 19.8%. For the nine month period ended September 30, 1997, earnings per common share totaled $2.86 compared with $2.95 for the same period of 1996, a decrease of 3.1%. An analysis of the contribution of each major component of the statement of income to earnings per share is presented in the following chart both for the three month and for the nine month periods ended September 30, 1997 and 1996.

                                                                 Three Months Ended                       Nine months Ended
                                                                 September 30,                            September 30,
                                                                   Increase                                 Increase
                                           1997        1996        (Decrease)      1997         1996        (Decrease)
                                         ---------   ---------   ------------   ----------   ----------   ------------
Interest income                          $    9.44   $    8.00   $      1.44    $    26.89   $    23.65   $       3.25
Interest expense                              4.23        3.13          1.10         11.55         9.15           2.40
                                         ---------   ---------   ------------   ----------   ----------   ------------
     Net interest income                      5.21        4.87          0.34         15.34        14.50           0.85
Provision for loan losses                     0.05        0.00          0.05          0.11         0.00           0.11
                                         ---------   ---------   ------------   ----------   ----------   ------------
     Net interest income after
     provision for loan losses                5.16        4.87          0.29         15.23        14.50           0.74
                                         ---------   ---------   ------------   ----------   ----------   ------------
Non-interest income                           0.60        0.95         (0.35)         1.66         2.02         (0.36)
Non-interest expense                          4.06        4.60         (0.53)        12.38        12.36           0.02
                                         ---------   ---------   ------------   ----------   ----------   ------------
     Income before income taxes               1.70        1.22           0.47         4.51         4.16           0.36
Income tax expense                            0.67        0.36           0.31         1.65         1.21           0.44
                                         ---------   ---------   ------------   ----------   ----------   ------------
                  Net income             $    1.03   $    0.86   $       0.16   $     2.86   $     2.95   $     (0.08)
                                         =========   =========   ============   ==========   ==========   ============

The Company's annualized return on average assets (ROA) for the third quarter of 1997 was 0.89% compared to 0.83% for the third quarter of 1996. This compares with ROA of 0.83% and 0.96% for the nine month periods ended September 30, 1997 and 1996, respectively. Annualized return on average shareholders' equity (ROE) was 8.80% for the third quarter of 1997 compared to 7.55% in the third quarter of 1996, while year-to-date ROE was 8.15% and 8.75% as of September 30, 1997 and 1996, respectively.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended September 30, 1997 and 1996, the tax-equivalent adjustment was $77,000 and $79,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $3,031,000 for the nine month period ended September 30, 1997 compared to $2,870,000 for the same period of 1996, representing an increase of $161,000 or 5.6%. For the quarters ended September 30, 1997 and 1996, net interest income on a fully tax- equivalent basis totaled $1,029,000 and $964,000, respectively. The Company's net yield on interest earning assets decreased to 4.84% in 1997 from 5.14% in 1996. The decrease in the net yield on earning assets is due to a higher cost of rate-sensitive liabilities. The cost of interest bearing liabilities increased to 4.29% versus the previous year's 3.93%, and was primarily due to increased rates paid on time and savings deposits and the additional interest expense associated with the Bank's Federal Home Loan Bank borrowings. Further analysis of the Company's yields on interest earning assets and interest bearing liabilities and changes in its net interest income are presented in TABLE I and TABLE II.

                                                         TABLE I
                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)

                                                                       Nine months Ended                     Nine months Ended
                                                                       September 30, 1997                    September 30, 1996
                                             ----------------------------------------------------------------------------------
                                               Average                   Yield/      Average                   Yield/
                                               Balance    Interest(1)     Rate       Balance    Interest(1)     Rate
INTEREST EARNING ASSETS
     Loans                                   $   62,023   $    4,279      9.20%    $   47,002   $    3,426       9.72%

     Securities:
          Taxable                                15,126          657      5.79         19,080          812       5.67
          Tax-exempt                              4,129          226      7.29          4,518          242       7.15
                                             ----------   ----------   -------     ----------   ----------   --------
              Total securities                   19,255          883      6.11         23,598        1,054       5.96
                                             ----------   ----------   -------     ----------   ----------   --------

     Federal funds sold                           2,247           92      5.46          3,884          152       5.23
                                             ----------   ----------   -------     ----------   ----------   --------

              Total interest earning
                  assets                         83,525        5,254      8.39         74,484        4,632       8.29
                                             ----------   ----------   -------     ----------   ----------   --------

NON-INTEREST EARNING ASSETS
     Cash and due from banks                     2,606                                  2,397
     Bank premises and equipment                 2,089                                  1,362
     Other assets                                1,128                                  1,156
     Allowance for loan losses                    (643)                                  (654)
                                             ----------                            ----------

              Total assets                   $   88,705                            $   78,745
                                             ==========                            ==========

INTEREST BEARING LIABILITIES
Demand deposits                              $   13,285   $      259        2.60   $   13,384   $      268      2.67
Savings deposits                                 21,744          628        3.85       20,148          532      3.52
Time deposits                                    29,426        1,128        5.11       26,126          958      4.89
                                             ----------   ----------   ---------   ----------   ----------   -------
     Total Interest-bearing deposits             64,455        2,015        4.17       59,658        1,757      3.93

Repurchase Agreements                               975           28        3.83          159            5       4.19
Federal Funds Purchased                             168            5        3.97            0            0       0.00
Long-term FHLB borrowings                         3,462          175        6.74            0            0       0.00
                                             ----------   ----------   ---------   ----------   ----------   --------
   Total other interest bearing liabilities       4,605          208        6.02          159            5       4.19

Total Interest bearing liabilities               69,060        2,223        4.29       59,817        1,762       3.93

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
          Demand deposits                    $    9,440                            $    9,220
          Other liabilities                         990                                 1,071
          Shareholders' equity                    9,215                                 8,637
                                             ----------                            ----------

                  Total liabilities and
                  shareholders' equity       $   88,705                            $   78,745
                                             ==========                            ==========

              NET INTEREST
                  EARNINGS                                $    3,031                            $    2,870
                                                          ==========                            ==========

NET YIELD ON INTEREST EARNING
     ASSETS                                                                4.84%                                 5.14%
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

                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                            (In thousands of dollars)


                                                     Nine months Ended
                                               Sep 30, 1997 vs. Sep 30, 1996

                                              Increase (Decrease)
                                              Due to Changes in:
                                              Volume(1)    Rate(1)     Total
INTEREST EARNING ASSETS
     Loans .................................   $ 1,045    $  (192)   $   853

     Securities:
          Taxable ..........................      (172)        17       (155)
          Tax-exempt (2) ...................       (21)         5        (16)
                                               -------    -------    -------
              Total securities .............      (193)        22       (171)
                                               -------    -------    -------

     Federal funds sold ....................       (66)         6        (60)
                                               -------    -------    -------

          Total interest earning assets ....       786       (164)       622
                                               -------    -------    -------

INTEREST BEARING LIABILITIES
     Demand deposits .......................        (2)        (7)        (9)
     Savings deposits ......................        44         52         96
     Time deposits .........................       125         45        170
     Repurchase agreements .................        23          0         23
     Federal funds purchased ...............         0          5          5
     Long-term FHLB borrowings .............         0        175        175
                                               -------    -------    -------

          Total interest bearing liabilities       190        270        460
                                               -------    -------    -------

              NET INTEREST EARNINGS ........   $   596    $  (434)   $   162
                                               =======    =======    =======


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

During the third quarter of 1997, the Bank made a $9,000 provision for loan losses bringing the year-to-date provision to $22,000. Prior to the second quarter of 1997, no provision had been made since 1994 due to the general strengthening of the Bank's underwriting standards and loan loss experience. The provision for loan losses was initiated again during the second quarter of 1997 due to the strong growth in the loan portfolio. For additional discussion of the Allowance, refer to the Loan section of this discussion.

NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the nine month period ended September 30, 1997, non-interest income totaled $319,000, representing a decrease of $70,000 from the $389,000 recorded during the same period of 1996. This decrease is due to the non-recurring gain from insurance proceeds realized during the third quarter of 1996, as fully disclosed in the Company's September 30, 1996, Report on Form 10-Q. As a percentage of average assets, non-interest income was 0.36% and 0.49% for the nine month periods ended September 30, 1997 and 1996, respectively. Service fees increased 19.3% to $198,000 from $166,000 as a result of the Bank's concentrated effort to increase fee income on deposits and related products.

On a quarter-to-quarter basis, non-interest income decreased to $116,000 for the third quarter of 1997 compared to $183,000 for the third quarter of 1996 due to the non-recurring income outlined above. Trust income increased to $32,000 compared to only $7,000 for the third quarter of 1996 due to the administration of two large trusts. While the Company seeks to attract new trust business, estates and other trust services tend to fluctuate, and trust revenues may revert to historical levels in the future. However, management anticipates that trust revenues will be slightly ahead of 1996's levels for the remainder of 1997.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1997, the Company's non-interest expense totaled $2,384,000, representing an increase of $5,000, or 0.2%, over total non-interest expense incurred for the nine months ended September 30, 1996. However, expressed as a percentage of average assets, non-interest expense decreased to 2.69% at September 30, 1997, versus 3.02% at September 30, 1996.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 53% and 49% of total non-interest expense at September 30, 1997 and 1996, respectively. Salaries and employee benefits increased $88,000, or 7.5% as of September 30, 1997 compared to September 30, 1996. This increase is primarily due to the addition of four new employees for the Company's new Charleston branch location during the second half of 1996, as well as normal merit increases for certain members of the existing staff.

Net occupancy expense decreased 6.1%, or $10,000 to $155,000 for the first nine months of 1997. However, equipment rentals, depreciation and maintenance expenditures increased 15.6%, or $30,000 to $222,000 due to the additional fixed assets associated with the new Charleston branch and the new Lewisburg facility. Other operating expenses decreased to $653,000 as of September 30, 1997, from $676,000 for the first nine months of 1996 as a result of the Company's deliberate efforts to reduce fixed and variable non-interest expenses. During 1996, the Company experienced an additional $55,000 in costs associated with flood damage disclosed in September 30, 1996 Form 10-Q.

On a quarter-to-quarter basis, other non-interest expense decreased to $783,000, or 11.6%, for the third quarter of 1997 from $886,000 during the third quarter of 1996. This is due to the $55,000 in non-recurring flood expenses during 1996 mentioned above. Salaries and employee benefits decreased to $400,000 for the third quarter of 1997 from $413,000 for the same period of 1996, due largely to one-time signing incentives paid in 1996 and the elimination of two salaried positions during 1997. Net occupancy expense decreased to $41,000 for the third quarter of 1997 from $70,000 for the third quarter of 1996 due largely to increased operating efficiencies at the Company's Ronceverte and Lewisburg locations, and certain start-up expenses associated with the new Charleston branch during the third quarter of 1996. Other operating expenses remained relatively consistent, decreasing only $1,000 from $230,000 in the third quarter of 1996 to $229,000 during the third quarter of 1997.

INCOME TAXES
The Company's income tax expense, which includes both Federal and State income taxes, totaled $317,000 for the nine month period ended September 30, 1997, reflecting a $85,000 increase when compared to the same period of 1996. Income tax expense equaled 36.6% and 29.0% of income before taxes at September 30, 1997 and 1996, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.

FINANCIAL CONDITION
The Company's total assets were $94,740,000 at September 30, 1997, compared to $83,668,000 at December 31, 1996, representing a 13.2% increase, primarily as a result of loan growth in the Charleston, WV, market. This growth was funded through increases in deposits and long-term Federal Home Loan Bank borrowings as further discussed below.

Securities
The Bank's total securities portfolio decreased by $6,257,000 or 27.7% from December 31, 1996. This decrease is a result of normal maturities in the Company's securities portfolio and the corresponding shift of funds into higher-yielding loan products. A summary of the Company's securities portfolio (both held-to-maturity and available- for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loans
Loans, net of unearned income, increased by $14,136,000 or 26.4% during the first nine months of 1997. A summary of the Bank's loans by category is included as Note 3 to the condensed consolidated financial statements. This increase is a result of the Bank's concentrated effort to grow its loan portfolio, and management believes that loan growth will continue throughout 1997, although at a slower rate. The majority of this growth has been in high-quality commercial and commercial real estate loans. Refer to Note 3 to the Condensed Consolidated Financial Statements for a detailed breakdown of loans by type at September 30, 1997, compared with December 31, 1996.

The allowance for loan losses is maintained at a level considered to be adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company's management, on a quarterly basis, performs a comprehensive loan evaluation which encompasses the identification of all potential problem credits, which are included on an internally generated "watch" list. The allowance for loan losses was $613,000 at September 30, 1997 compared to $654,000 at December 31, 1996. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 0.91% at September 30, 1997 compared to 1.22% at December 31, 1996. Loans charged-off, net of recoveries of previously charged-off loans, totaled $63,000 and $39,000 for the periods ended September 30, 1997 and 1996, respectively. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1997 and 1996. Management believes that the current allowance is sufficient to cover any potential losses in the current portfolio.

A summary of the Company's past due loans and non-performing assets is provided in the following table.

               SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                            (in thousands of dollars)

                             September 30,   December 31,
                                 1997   1996   1996
                                 ----   ----   ----
Loans past due 90 or more days
     still accruing interest .   $  0   $  0   $  0
                                 ====   ====   ====

Non-performing assets:
     Non-accruing loans ......   $851   $253   $161
     Other real estate owned .     22     24     22
                                 ----   ----   ----
                                 $873   $277   $183
                                 ====   ====   ====


Non-accrual loans increased to $851,000 as of September 30, 1997, compared to $253,000 at September 30, 1996. Included in the non-accrual totals above are impaired loans totaling $791,000 and $131,000 as of September 30, 1997 and 1996, respectively. The Company places into non-accrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The increase in non-accruing loans is related to a single line of credit secured by accounts receivable that is in the process of collection. Management and bank counsel are still in the process of evaluating this credit, however at the present time it appears that the unallocated portion of the current allowance for loan losses is sufficient to cover any possible losses. It is currently anticipated that any under-secured balances will be restructured on an amortizing basis at a later date.


Deposits
Total deposits increased 5.2% to $77,131,000 as of September 30, 1997, from $73,316,000 at December 31, 1996. This increase was centered in the interest-bearing deposit accounts, primarily savings deposits and certificates of deposits. This increase resulted from an increase in interest rates on certificates of deposit, special promotions, and other local competitive conditions.


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


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $8,294,000 at September 30, 1997 versus $5,239,000 at December 31, 1996. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of September 30, 1997 of $7,349,000 in securities maturing within one year. Also, the Company has classified additional securities with an estimated fair value totaling $2,502,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company's subsidiary bank has unused lines of credit available under existing borrowing arrangements.

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

                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                   September 30, 1997
                                                (In thousands of dollars)

                                                                                                Repricing (1)
                                                           0 to 3      3 to 6       6 to 12     After
                                                             Months      Months       Months    12 Months    Total
INTEREST EARNING ASSETS
     Loans, net of unearned income                        $    22,758  $    4,647   $   7,555   $  32,630    $  67,590
     Securities                                                 1,000       1,500       4,849       9,012       16,361
     Federal funds sold                                         4,540         -           -           -          4,540
                                                          -----------  ----------   ---------   ---------    ---------
              Total interest earning assets                    28,298       6,147      12,404      41,642       88,491
                                                          -----------  ----------   ---------   ---------    ---------

INTEREST BEARING LIABILITIES
     Demand deposits                                           12,232        -           -           -          12,232
     Savings deposits                                          22,909        -           -           -          22,909
     Time deposits                                             10,840       7,453       5,919       7,604       31,816
     Repurchase agreements                                      2,437        -           -           -           2,437
     Long-term FHLB borrowings                                   -           -           -          5,000        5,000
                                                          -----------  ----------   ---------   ---------    ---------
          Total interest bearing liabilities                   48,418       7,453       5,919      12,604       74,394
                                                          -----------  ----------   ---------   ---------    ---------

          Contractual interest sensitivity gap               (20,120)     (1,306)       6,485      29,038       14,097

     Adjustment (2)                                            35,141    (35,141)
                                                          -----------  ----------

          Adjusted interest sensitivity gap               $    15,021  $  (36,477)  $   6,485   $  29,038    $  14,097
                                                          ===========  ===========  =========   =========    =========

          Cumulative adjusted interest sensitivity gap    $    15,021  $  (21,426)  $ (14,941)  $  14,097
                                                          ===========  ===========  ==========  =========

              Cumulative adjusted gap ratio                      2.13        0.14        0.76        1.19
                                                          ===========  ==========   =========   =========

          Cumulative adjusted gap as a percentage
              of Total Earning Assets                          16.97%    (24.21%)    (16.88%)      15.93%
                                                           ==========  ==========   =========   =========

(1) - Repricing on a contractual basis unless otherwise noted.
(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.

The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.76, or ($14,941,000.) Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant negative impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of September 30, 1997, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at September 30, 1997 was $9,162,000 compared to $8,841,000 at December 31, 1996, representing an increase of $321,000, or 3.6%. Total shareholders' equity expressed as a percentage of total assets decreased from 10.6% at December 31, 1996 to 9.7% at September 30, 1997, due to the increased asset level and increased dividend payout. Cash dividends totaling $231,000, or $1.20 per share were declared during the first nine months of 1997 versus dividends of $191,000, or $0.99 per share, during the first three quarters of 1996. These payout levels represented 42% and 34% of the company's year-to-date earnings for September 30, 1997 and 1996, respectively.


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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the subsidiary bank meets all capital adequacy requirements to which it is subject. As of September 30, 1997, the subsidiary bank's Risk Based Capital Ratios are as follows:

                            RISK-BASED CAPITAL RATIOS
                               September 30, 1997
                                                               Minimum
                                              Actual           Requirement

          Total risk-based capital ratio      15.09%           8.00%
          Tier 1 risk-based capital ratio     14.14%           4.00%
          Leverage ratio                       9.81%           3.00%

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


     Item 2 - Changes in Securities
          None


     Item 3 - Defaults upon Senior Securities
          None


     Item. 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to stockholders during the third quarter of 1997.

     Item 5. Other Information
          None


     Item 6.  Exhibits and Reports on Form 8-K
          a)  All exhibits  included with this filing follow the signature page.
              1. Exhibit 11, Computation of Per Share Earnings, is filed herewith. 2. Exhibit 27, Financial Data Schedule, is filed herewith.

          b). The Company did not file any Form 8-K, Current Reports during the quarter ended September 30, 1997.

                                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        FIRST NATIONAL BANKSHARES CORPORATION



                                        By      /S/  L. Thomas Bulla
                                        --------------------------------------
                                        L. Thomas Bulla
                                        President and Chief Executive Officer



                                        By      /S/ Keith E. Morgan
                                        --------------------------------------
                                        Keith E. Morgan
                                        Secretary & Treasurer



                                        By      /S/ Jack D. Whitt
                                        --------------------------------------
                                        Jack D. Whitt
                                        Chief Financial Officer
                                        First National Bank
                                        (Principal Financial and
                                        Accounting Officer)


Date: 11/12/97
      --------

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

     As of September 30, 1997, the Company had 3,000 exercisable stock options outstanding. No options have yet been exercised.

                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE

DATE: 09/30/97