Form 10-K
period 1997-12-31
FIRST NATIONAL BANKSHARES CORP
filed 1998-03-30
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended      December 31, 1997
                                                          OR
[ ] TRANSITION REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the transition period from           to

                         Commission file number 33-14252

                      FIRST NATIONAL BANKSHARES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        West Virginia                                       62-1306172
--------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

One Cedar Street, Ronceverte, West Virginia                   24970
---------------------------------------------               ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (304) 647-4500
                                                        ---------------

Securities registered pursuant to Sec. 12(b) of the Act-     None
Securities registered pursuant to Sec. 12(g) of the Act-     None
Securities issued pursuant to a registrant statement which became effective under the Securities Act of 1933-

                     Common Stock, par value $5.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                 [X] Not subject to Section 16(a)requirements.

As of February 28, 1998, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant was $9,186,520. This value is based on the price at which said stock was actually sold in a transaction known to management which took place on or about February 23, 1998, (management believes $56.00 was paid per share), since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ.

The total number of shares of the registrant's common stock outstanding as of February 28, 1998, was 192,500 . -----------

Documents Incorporated by Reference:
                                               Part of Form 10-K into which
Document                                       the document is incorporated
---------                                      -----------------------------
Articles of Incorporation, from
December 31, 1994 Report 10-K                        Part IV, Item 14
By-Laws, from December 31, 1994 Report 10-K          Part IV, Item 14
Material Employment Contract,
from December 31, 1994 Report 10-K                   Part IV, Item 14
Material Lease Contract, from
March 31, 1997 Form 10-Q                             Part IV, Item 14
S-8 Registration Statement,
from July 31, 1997 Form S-8                          Part IV, Item 14
Specimen Copy of Incentive Stock Option
Plan Agreement, from December 31, 1996 Report 10-K   Part IV, Item 14


      THIS REPORT CONTAINS 61 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 56 .
                          ----                                       ----

                      FIRST NATIONAL BANKSHARES CORPORATION
                                    Form 10-K

                                Table of Contents
                                                                          Page
PART I

         Item 1 - Business..................................................3

         Item 2 - Properties................................................6

         Item 3 - Legal Proceedings.........................................6

         Item 4 - Submission of Matters to a Vote of Security Holders.......6

PART II

         Item 5 - Market for the Registrant's Common Equity and Related
                    Stockholder Matters.....................................6

         Item 6 - Selected Financial Data...................................8

         Item 7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operation...................9-21

         Item 8 - Financial Statements and Supplementary Data...........22-45

         Item 9 - Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.................46

PART III

         Item 10 - Directors and Executive Officers of the Registrant...47-49

         Item 11 - Executive Compensation..................................50

         Item 12 - Security Ownership of Certain Beneficial Owners and
                     Management.........................................51-52

         Item 13 - Certain Relationships and Related Transactions..........52

PART IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K
                     Financial Statements..................................53

         Signatures........................................................54

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

General
The Bank is a Federally insured depository institution offering a wide variety of services that are typical of full service community banks from its main office located in Ronceverte and from its branch offices in Lewisburg and Charleston, West Virginia. In February of 1997, the Bank relocated its Lewisburg branch from its previously leased facility to a new bank-owned facility approximately one mile north of the leased location.

The Bank accepts deposits primarily from customers located within its primary market area. The Bank offers both its individual and business customers assorted deposit products with various maturities and interest rates, including non-interest bearing and interest bearing demand deposits, savings deposits, certificates of deposit, club accounts and individual retirement accounts. The Bank offers automated teller machines (ATM's) which allow customers to make deposits, withdraw cash, purchase U.S. postage stamps, and transfer funds. In addition, the Bank offers automated telephone banking, whereby customers can use a touch-tone telephone to access account information and transfer funds between accounts.

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans, which approximate 42% of loans outstanding at December 31, 1997, consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. The Bank does not currently participate in any indirect lending programs. The Bank's participation in lease financing is immaterial.

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

The Bank also offers a broad range of fiduciary services through its Trust Department, including the administration of trusts and decedents' estates and other personal and corporate fiduciary services. Personal fiduciary services include the settlement of estates, administration of various trusts, agency or custodial accounts, investment management and guardian services.

Market Area
The Bank's primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County, plus Charleston and surrounding Kanawha County. Greenbrier County is predominately rural and comprised of moderate income households. Major employment in the area includes agriculture, tourism, health care, education and light manufacturing. Unemployment rates in the Greenbrier county area often exceed the state average, with 1997's YTD unemployment rate being 8.2% versus a West Virginia state-wide average of 6.9%. (All unemployment data has been taken from the West Virginia State Bureau of Employment Programs world-wide-web page.)

The Charleston branch is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia. Primary employment is related to various professional service industries, health care, state government, and the chemical industry. The Charleston area typically has unemployment rates far below the state average, with Kanawha County's 1997 YTD unemployment rate being only 4.8%. The Charleston MSA is much more insulated from economic downturns than the Greenbrier County area.

Competition
The banking and financial services business is highly competitive, especially in the Bank's market area. The Bank's principal competitors in Greenbrier County include four other commercial banks, each of which are owned by statewide or regional bank holding companies. As of December 31, 1997, management estimates that the Bank had deposits representing an estimated 14% of total deposits and loans representing an estimated 15% of total loans of all five commercial banks servicing its market area. In addition, the Bank also competes for loans, deposits and trust accounts with other regional banks, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies affiliated with Federal and state governments.

The Charleston area is serviced by the state's four largest banking organizations, as well as several small independent banks. Currently, the Company's market share is estimated to be less than 2% for both deposits and loans.

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

Supervision and Regulation
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended ("the Act"). The Act requires the prior approval of the Federal
Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The Act further restricts bank holding company non-banking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

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

Capital Standards - The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.

Failure to meet applicable capital guidelines could subject the Company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends or the issuance of a directive to increase capital, and termination of deposit insurance by the FDIC. Regulatory capital ratios of the Bank are set forth in Note 12 to the Consolidated Financial Statements which are included in Item 8 of this filing.

Federal Deposit Insurance Corporation Improvement Act of 1991 - In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statutes.

FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly-under-capitalized and critically-under-capitalized.

By regulation, an institution is "well-capitalized" if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk- based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Company's banking subsidiary was a "well-capitalized" institution as of December 31, 1997.

Another requirement of FDICIA is that federal banking agencies must prescribe regulations relating to various operational areas of banks and bank holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, and such other standards as the agency deems appropriate.

Community Reinvestment Act - The Bank is subject to the provisions of the Community Reinvestment Act ("CRA") which requires banks to assess and help meet the credit needs of the community in which the bank operates. The OCC examines the Bank to determine its level of compliance with CRA. The OCC and the Federal Reserve Board are required to consider the level of CRA compliance when regulatory applications are reviewed. In its most recent CRA examination, the Company's banking subsidiary was given an "outstanding" CRA rating.

Reigle-Neal Interstate Banking Bill - In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Bill"). This Bill permitted certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997, unless states "opt-out" before that date. In March, 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Bill. The Bill will also permit consolidation of banking institutions across state lines and perhaps de novo entry. One result of the Bill could be increased competitiveness, due to the realization of economies of scale and/or de novo market entrants, where permitted.

Deposit Acquisition Limitation - Under West Virginia law, an acquisition or merger is not permitted if the resulting depository institution or its holding company would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of the total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking for good causes shown.

Monetary Policies - The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

Employees
At December 31, 1997, the Bank employed 40 full-time and 3 part-time employees. The Company has no employees who are not also employees of the Bank. Such employees are not represented by any collective bargaining unit, and management believes its employee relations are good.

Statistical Information
The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in "Item 6 - Selected Financial Data" on page 8 and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 21 of this report, and are incorporated herein by reference.

ITEM 2 - PROPERTIES
The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that provides drive-in services, as well as customer parking for the principal office of the Bank.

The lease on the Bank's former Lewisburg branch commenced April 1, 1986, and ran for a 10-year term, expiring in March of 1996. Bank Management and the Board of Directors opted to renegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the current lease, but to commence with the purchase of land and the construction of a new branch location. The former branch facility was leased on a month-to-month basis through January, 1997. The Company completed construction of a new branch facility and commenced operations on January 27, 1997. The new branch facility is located on U.S. Route 219, approximately 1 mile north of the previous branch location, and is expected to be fully used in the Bank's operations. Management does not anticipate that this action will have any significant impact on its financial position, other than the reduction in lease expense which is largely negated by the increased depreciation expense and ongoing costs of ownership.

The Charleston branch is located in Laidley Tower, a multi-story office building in downtown Charleston, WV. Effective May 1, 1996, the Company entered into a 10-year non-cancelable lease agreement to occupy approximately 4,532 square feet of the building. Additional information related to this lease can be found in
Note 12 of the Notes to Consolidated  Financial  Statements which is included in
Item 8 of this filing.

The Bank's properties and leased facilities are considered well suited for its current needs. Both the main office located in Ronceverte, WV, and the branch location in Lewisburg, WV, have full-service banking available, including drive-in banking services. Space at both locations is ample, and no significant modifications are required at either location. The branch facility in Charleston is also a full-service branch offering the same services as the other locations, except it offers no drive-in banking services.


ITEM 3 - LEGAL PROCEEDINGS
The Company and the Bank are not currently involved in any material legal proceedings, other than routine litigation incidental to their business, which involve them or any of their properties.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.



                                     PART II

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

As of December 31, 1997, the Company's common stock was held by approximately 463 stockholders of record.

There is no active or organized trading market for the common stock of the Company. The stock of the Company is traded on a limited basis in privately negotiated transactions. At present, there is no market maker for the Company's common stock. Accordingly, bid and ask prices are not available for the stock of the Company and the prices shown below may not be indicative of prices which would prevail if the stock were more actively traded.

While management occasionally knows of the actual price paid for its common stock in a transaction, management is not aware of prices paid in most, and sometimes all, sales of the Company stock since such transactions are privately negotiated. However, in some of these transactions, individuals have called the Company and asked for a value for its common stock. In response to such inquiries, the Company provides the individual with the book value of its common stock as of the end of the most recent quarter, as well as the most recent price per share paid in transactions known to management. Stock trades during 1997 that were known to management took place at $50.00 to $56.00 per share, with the most recent known transactions having a per share price of $56.00. The following high and low prices are the book values of a share of the Company's common stock at the beginning and end of each of the quarters shown below. These may represent amounts which may have been paid for the common stock of the Company during the periods indicated, however management makes no representations concerning trades that were conducted privately.

-------------------------------------------------------------------------------
                                       Book Value      Book Value
                                         1997             1996
                                   ---------------   --------------
                                    High     Low      High     Low
First Quarter ..................$   46.44   $46.19   $44.16   $44.04
Second Quarter .................    46.95    46.69    45.02    44.64
Third Quarter ..................    47.80    47.29    45.42    45.28
Fourth Quarter .................    48.44    48.07    45.93    45.84
-------------------------------------------------------------------------------

A summary of dividends per share declared during 1997 and 1996 follows:

-------------------------------------------------------------------------------
                                                1997              1996
                                             --------          --------
         First Quarter                       $   0.40          $   0.33
         Second Quarter                          0.40              0.33
         Third Quarter                           0.40              0.33
         Fourth Quarter                          0.40              0.40
-------------------------------------------------------------------------------


The Company plans to continue the pattern of declaring quarterly dividends in the future at a rate consistent with its historical payout ratios.

Payment of dividends by the Company is dependent upon payments to it from the subsidiary bank. The ability of the subsidiary bank to pay dividends is subject to certain limitations under banking regulations. These limitations are discussed in Note 14 of the Notes to Consolidated Financial Statements, which are included in Item 8 of this filing.

ITEM 6. - SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data and ratios)

                                             1997       1996       1995       1994       1993
SUMMARY OF OPERATIONS
     Interest income ..................   $ 7,041    $ 6,166    $ 5,688    $ 5,599    $ 5,926
     Interest expense .................     3,077      2,393      2,115      2,089      2,359
     Net interest income ..............     3,964      3,773      3,573      3,510      3,568
     Provision for loan losses ........        31          0          0        123        459
     Non-interest income ..............       422        433        415        419        366
     Non-interest expense .............     3,087      3,140      2,920      3,100      2,815
     Income before income taxes .......     1,268      1,066      1,068        706        659
     Income before cumulative effect of
       change in accounting principle .       792        736        767        542        498
     Net income .......................       792        736        767        542        298

PER SHARE DATA
     Income before cumulative effect of
       change in accounting principle .   $  4.11    $  3.82    $  3.98    $  2.82    $  2.59
     Net income:
          Basic .......................      4.11       3.82       3.98       2.82       1.55
          Diluted......................      4.11       3.82       3.98       2.82       1.55
     Cash dividends declared ..........      1.60       1.39       1.20       1.00       0.90
     Book value per share .............     48.44      45.93      43.72      37.98      39.56

AVERAGE BALANCE SHEET SUMMARY
     Loans, net of unearned
       discount and reserve ...........   $63,620    $48,037    $41,853    $40,954    $44,532
     Securities .......................    18,646     23,341     27,321     31,722     28,261
     Deposits .........................    75,149     69,838     66,367     72,082     72,584
     Long-Term Debt ...................     3,862       --         --         --         --
     Shareholders' equity .............     9,239      8,672      8,223      7,779      7,616
     Total assets .....................    90,824     79,985     75,351     80,274     80,615

AT YEAR END
     Loans, net of unearned
        discount and reserve ..........   $69,108    $52,800    $45,773    $38,766    $45,240
     Securities .......................    17,311     22,617     24,015     30,802     29,518
     Deposits .........................    78,336     73,316     66,166     69,685     73,543
     Long-Term Debt ...................     5,500       --         --         --         --
     Shareholders' equity .............     9,325      8,841      8,415      7,311      7,487
     Total assets .....................    95,430     83,668     75,455     77,738     81,615

SELECTED RATIOS
     Return on average assets (1) .....      0.87%      0.92%      1.02%      0.68%      0.62%
     Return on average equity (1) .....      8.57       8.49       9.33       6.97       6.54
     Average equity to average assets .     10.17      10.84      10.91       9.69       9.45
     Dividend payout ratio (1) ........     38.92      36.35      30.12      35.52      34.76


(1) - Before cumulative effect of change in accounting principle during 1993.

                                                              8

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction
The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of the Company for the applicable periods covered by the consolidated financial statements appearing in Item 8 of this report. The statements contained in this discussion may include forward-looking statements based on management's current expectations, and actual results may differ materially. This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto. Certain amounts in this discussion, as previously presented, have been reclassified for prior years to conform to current year classifications.
Amounts and percentages have been rounded for purposes of discussion.

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

Earnings Summary
The Company reported net income of $792,000 for 1997, representing an increase of $56,000 or 7.6% over the $736,000 reported for 1996. This increase in 1997 earnings was largely attributable to an increase in net interest income of $191,000 primarily due to growth in the Company's earning assets, and a $53,000 decrease in non-interest expense. These improvements were partially offset by an increased Provision for Loan Losses, decreased non-interest income, and increased Federal and State income taxes. Net income of $792,000 for 1997 represents the highest earnings year in the Company's history. Those factors significantly influencing results of operations are included in the following discussion.

On a per share basis, net income was $4.11 in 1997, $3.82 in 1996, and $3.98 in 1995. An analysis of the changes in earnings per share by major statement of income component is presented in the following table:

--------------------------------------------------------------------------------
                                                         1997           1996
                                                           vs.           vs.
                                                         1996           1995
                                                    ----------    ----------
     Basic earning per common share, prior year     $    3.82     $     3.98
        Increase (decrease) from changes in:
          Net interest income                            1.00           1.04
          Provision for loan losses                     (0.16)          --
          Other income                                  (0.06)         (0.09)
          Other expenses                                 0.28          (1.14)
          Income taxes                                  (0.77)         (0.15)
                                                    ----------    -----------
     Basic earning per common share                  $    4.11     $    3.82
                                                     =========     ==========
-------------------------------------------------------------------------------

Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 0.87% for 1997, compared to 0.92% for 1996 and 1.02% for 1995. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 8.57% in 1997, 8.48% in 1996, and 9.33% in 1995. The decrease in ROA is primarily due to the Company's lower net interest margin during 1997 in comparison with previous years. The fluctuations in the Company's ROE is directly attributable to changes in earnings levels over the past three years.

Net Interest Income
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 1997, 1996, and 1995, tax-equivalent adjustments of $102,000, $109,000, and
$121,000, respectively, are included in interest income, and were computed assuming a tax rate of 34.0% in all periods.

For the year 1997, the Company's adjusted tax-equivalent net interest income, as adjusted, increased $186,000 or 4.79% to $4,068,000 as compared to $3,882,000 and $3,694,000 in 1996 and 1995, respectively. This increase was attributable to overall growth in the loan portfolio which is the Bank's highest-yielding earning asset. The Company's net interest margin decreased from the previous year to 4.75% in 1997 compared with 5.15% in 1996 and 5.16% in 1995. This decrease is due primarily to an increase in the cost of the Company's interest-bearing liabilities. It is expected that the Company's net interest margin will remain consistent with 1997's levels in 1998.

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

During 1997, the Company made a provision for loan losses of $31,000. No provision for loan losses was considered necessary during 1996 or 1995. The decision to resume the provision during 1997 was made to provide for potential losses in the loan portfolio resulting from rapid increases in loan volume during 1996 and 1997. During the past three years, the low level of loan loss provisions reflects management's general loan underwriting standards, which generally requires collateral to provide additional security against possible losses. See the ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS section of this discussion for additional information related to the adequacy of the provision for loan losses.


                                     TABLE I
             AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                             (Dollars in thousands)

                                                    1997                                1996                            1995
                                      ------------------------------      ---------------------------   ---------------------------
                                          Average            Yield/       Average              Yield/   Average               Yield/
                                          Balance   Interest  Rate        Balance    Interest   Rate    Balance     Interest  Rate
INTEREST EARNING ASSETS
    Loans, net of unearned disc.(1)   $    63,620   $ 5,811    9.13%      $ 48,037   $ 4,667   9.72%    $ 42,632    $ 4,018    9.42%
    Securities:
        Taxable                            14,527       841    5.79          18,855    1,072   5.69        22,494     1,337    5.94
        Tax-exempt (2)                      4,119       303    7.32           4,486      321   7.16         4,827       355    7.35
                                      -----------   -------   -----        --------   ------  ------    ----------   ------   -----
           Total securities                18,646     1,144    6.13          23,341    1,393   5.97        27,321     1,692    6.19
                                      -----------   -------   -----        --------   ------  ------    ----------   ------   -----

    Federal funds sold                      3,447       190    5.51           4,049      215    .31         1,635        99    6.05
                                      -----------   -------   -----        --------   ------   -----    ----------   ------   -----

     Total interest earnings assets        85,713     7,145    8.33          75,427    6,275    8.32        71,588    5,809    8.11
                                      -----------   -------                --------                      ---------

NON INTEREST EARNING ASSETS
    Cash and due from banks                  2,554                             2,475                         2,227
    Bank premises and equipment              2,092                             1,499                         1,071
    Other assets                             1,104                             1,194                         1,224
    Allowance for loan losses                 (639)                             (610)                         (759)
                                       -----------                          --------                      ---------
           Total assets                 $   90,824                          $ 79,985                        75,351
                                        ===========                         ========                      =========

INTEREST BEARING LIABILITIES
    Demand deposits                     $    12,953   $   344     2.66%      $13,449      360   2.67     $   13,298      354    2.66
    Savings deposits                         22,108       868    3.93         20,419      727   3.56         20,075      703    3.50
    Time deposits                            29,992     1,543    5.14         26,325    1,293   4.91         23,744    1,058    4.45
                                        -----------   -------   ------       -------  -------  ------    ----------   ------ -------
    Total interest bearing deposits          65,053     2,755    4.24         60,193    2,380   3.95         57,117    2,115    3.70

   Repurchase Agreements                      1,426        56    3.93            320       13   4.17              0        0    0.00
    Federal Funds Purchased                     126         7    4.76              0        0   0.00              0        0    0.00
    Long-term FHLB borrowings                 3,862       259    6.71              0        0   0.00              0        0    0.00
                                        -----------   -------   ------       -------   ------  -----     ----------   ------  ------
Total interest bearing liabilities           70,467     3,077    4.37         60,513    2,393   3.95         57,117    2,115    3.70

NON INTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
        Demand deposits                      10,096                            9,645                          9,250
        Other liabilities                     1,022                            1,155                            569
        Shareholders' equity                  9,239                            8,672                          8,415
                                        -----------                           ------                     ----------


           Total liabilities and
             shareholders' equity       $    90,824                           $79,985                     $   75,351
                                        ===========                           =======                     ==========


        NET INTEREST EARNINGS                          $ 4,068                          $  3,882                       $3,694
                                                       =======                           ========                      ======


NET YIELD ON INTEREST EARNING ASSETS                            4.75%                           5.15%                          5.16%
                                                                =====                          ======                          =====

(1) - For purposes of this table, nonaccruing loans are included in average loan balances. Loan fees are also included in interest income. (2) - Computed on a fully Federal tax-equivalent basis using the rate of 34% for all years.

------------------------------------------------------------------------------

                                    TABLE II
                      CHANGE IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                             (Dollars in thousands)
                                                                          1997 vs. 1996                           1996 vs 1995
                                               -------------------------------------------------------------------------------
                                                                            Increase (Decrease)                  Increase (Decrease)
                                                                          Due to Change in:                       Due to Change in:
                                                  Volume        Rate         Total         Volume       Rate        Total
INTEREST EARNING ASSETS
    Loans                                      $     1,437   $    (293)   $     1,144   $     522    $     127    $      649

    Securities:
        Taxable                                      (250)           19         (231)        (209)         (56)        (265)
        Tax-exempt (2)                                (26)            7          (19)         (25)          (9)         (34)
                                               -----------   ----------   -----------   ----------   ----------   ----------
           Total securities                          (276)           26         (250)        (234)         (65)        (299)
                                               -----------   ----------   -----------   ----------   ----------   ----------

    Federal funds sold                                (33)            8          (25)         128          (12)         116
                                                                                        ----------   ----------   ---------

           Total interest earning assets             1,128        (259)           869         416           50          466
                                               -----------   ----------   -----------   ----------   ----------   ---------

INTEREST BEARING LIABILITIES
    Demand deposits                                   (13)          (3)          (16)           4            2            6
    Savings deposits                                   63           78            141          12           12           24
    Time deposits                                     186           64            250         120          115          235
    Repurchase Agreements                              43            0             43          13            0           13
    Federal Funds purchased                             6            0              6           0            0            0
    Long-term FHLB borrowings                         259            0            259           0            0            0
                                               -----------   ----------   -----------   ---------    ----------   ---------
        Total interest bearing liabilities            544          139            683          149         129          278
                                               -----------   ----------   -----------   ----------   ----------   ---------

           NET INTEREST EARNINGS               $       584   $    (398)   $       186   $      267   $     (79)   $     188
                                               ===========   ==========   ===========   ==========   ==========   =========


(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) - Calculated assuming a fully tax-equivalent basis using the rate of 34%.

--------------------------------------------------------------------------------

Non-interest Income
Non-interest income includes revenues from all sources other than interest income and yield related loan fees. Noninterest income totaled $422,000, $433,000, and $415,000 for the years ended December 31, 1997, 1996, and 1995, or
5.65%, 6.56%, and 6.80% of total income, respectively. 1997's non-interest income of $422,000 was down 2.5% from $433,000 in 1996, but was increased over 1995's level of $415,000. The following table details the components of non-interest income earned by the Company in 1997, 1996, and 1995, as well as the percentage increase (decrease) in each over the prior year.

--------------------------------------------------------------------------------

                                     1997                 1996                 1995
                                   -------------------------------------------------
                                               Percent             Percent
                                   Amount       Change   Amount    Change     Amount
Trust department income ........   $ 65,000      (1.5)% $ 66,000    (52.5%) $139,000
Service fees and commissions ...    277,000      10.4    251,000     20.1    209,000
Securities Gains (Losses), Net .          0    (100.0)     1,000      0.0      1,000
Gain on Flood Insurance Proceeds          0    (100.0)    39,000      n/a          0
Other ..........................     80,000       5.3     76,000     15.2     66,000
                                   --------   -------   --------   -------  --------
   Total .......................   $422,000      (2.5%) $433,000      4.3%  $415,000
                                   ========   =====     ========   =======  ========

--------------------------------------------------------------------------------

Trust income during 1997 remained relatively consistent with the previous year, falling only $1,000 or 1.5%. The higher level of trust department income in 1995 resulted primarily from the administration of a single large estate which was settled during 1996. Estates and other trust services tend to fluctuate from year to year, and trust revenues are currently expected to increase from 1997's level during 1998. Service fees and commissions increased by $26,000, or 10.4% to $277,000 in 1997 due to a concentrated effort by the Bank to increase its fee income on deposit products and other services. This concentrated effort to increase fee income was implemented by management in mid-1996, and the results of this practice have created significant increases in both 1997 and 1996 in comparison with 1995's levels. Management will continue to seek new ways of increasing the Company's fee income in the future through new product offerings and the restructuring of existing products. During 1996, the Company realized a net gain of $39,000 from insurance proceeds received as a result of flood damage to the Bank's main banking facility. A total of $55,000 in direct flood-related expenses were offset by $94,000 in insurance proceeds. All excess monies were invested in additional fixed assets and are being depreciated over their estimated useful lives in accordance with generally accepted accounting principals. Other income also remained relatively consistent with the prior year, increasing only $4,000, or 5.3%.

Non-interest Expense
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. The following table itemizes the primary components of non-interest expense for 1997, 1996 and 1995, and the percentage increase (decrease) in each over the prior year.

--------------------------------------------------------------------------------

                                           1997                  1996                  1995
                                       -----------------------------------------------------
                                                   Percent               Percent
                                         Amount     Change      Amount    Change      Amount
Salaries and employee benefits ...   $1,639,000       0.7%  $1,628,000     10.7%  $1,470,000
Net occupancy expense ............      280,000      (4.1)     292,000     19.7      244,000
Equipment rental, depreciation
   and maintenance ...............      252,000      16.7      216,000      4.3      207,000
Federal deposit insurance premiums        7,000     133.3        3,000    (96.3)      80,000
Data processing ..................      133,000     (16.9)     160,000     (9.1)     176,000
Advertising ......................       77,000       0.0       77,000    (15.4)      91,000
Professional & legal .............      103,000      (7.2)     111,000    (15.9)     132,000
Mailing and postage ..............       76,000      (6.2)      81,000     22.7       66,000
Directors' fees and
    shareholders' expense ........      102,000      10.8       92,000     15.0       80,000
Stationary & supplies ............       95,000      (2.1)      97,000     64.4       59,000
Other ............................      323,000     (15.7)     383,000     21.6      315,000
                                     ----------   -------   ----------   ------   ----------

   Total .........................   $3,087,000      (1.7%) $3,140,000      7.5%  $2,920,000
                                     ==========   ========  ==========   ======   ==========

--------------------------------------------------------------------------------


Non-interest expense decreased $53,000, or 1.7%, compared to 1996, primarily due to a focus on cost controls and
                                                              13
expense cuts throughout the Company. Salaries and employee benefits represent the Company's largest non-interest cost, comprising approximately 53.1% of total non-interest expense in 1997 and 51.9% in 1996. The slight dollar increase in salaries and employee benefits in 1997 compared to 1996 is due primarily to normal merit increases for the existing staff, plus the elimination of two positions during 1997 which were offset by a full year of salary and benefit expense for the Charleston staff. The net impact of these items resulted in an increase of only $11,000, or 0.7%. The Company also realized a savings in employee benefits by eliminating an existing profit sharing plan effective September 30, 1997. Under the previous plan, the Company made contributions to a profit sharing plan throughout the year, periodically disbursing the proceeds to eligible employees. This plan has been replaced through an increase in the Company's matching contribution to employees' 401(k) accounts from 3.5% of gross pay to 5.0% gross pay beginning in 1998. The net impact of this change is anticipated to reduce the Company's benefits expense during the next year, as not all employees are currently taking full advantage of the 401(k) match.

Decreased occupancy and equipment costs in 1997 is largely a result of the elimination of certain building maintenance and upgrade projects which were performed during 1996. This decrease was partially offset by the additional depreciation expense on furnishings, computers and other equipment acquired in connection with the new Charleston office and the additional lease expense for the new Charleston office. These factors combined for a net decrease in occupancy and equipment costs of 4.1%, or $12,000.

Federal Deposit insurance premiums increased by $4,000 in 1997, after falling by $77,000 1996. These fluctuations were due to general changes in FDIC assessment premiums realized throughout the banking industry.

Stationary and supplies expense remained consistent in 1997 versus 1996. However, 1996's level is markedly higher than 1995's level of $59,000 due to the Company's purchase of stationary and supplies for the new Charleston office, and the additional office expenses associated with the new branch location.

Advertising and promotion expenses in 1997 remained constant with the prior year at $77,000. Directors' fees and shareholders' expense increased 10.8%, or $10,000 due to general increases in the cost of the Company's annual report and annual shareholders' meeting.


Income Taxes
The Company's income tax expense, which includes both Federal and State income taxes, totaled $476,000 or 37.5% of pre-tax income in 1997, compared to $330,000 or 30.9% in 1996, and $301,000 or 28.2% in 1995. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and interest income derived from tax-exempt securities. The increase in the Company's effective tax rate is attributable to a disproportionate increase in taxable income (primarily from loan growth and decreased expense levels) in comparison to non-taxable income. There was no increase in tax-exempt income for the Company during 1997, therefore tax-exempt interest income represented a much smaller percentage of the company's profit before taxes. Additional details relative to the Company's income taxes are included in Note 9 to the accompanying consolidated financial statements.


Changes in Financial Position
Total assets increased $11,762,000 or 14.1% to $95,430,000 at year end 1997 compared to $83,668,000 at year end 1996. This increase in total assets resulted from an increase in total deposits of $5,020,000 or 6.8%, and the addition of $5,500,000 in long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB"). (For additional information on these borrowed FHLB funds, please refer to the Long Term Borrowings section below, as well as Note 8 to the consolidated financial statements.) These funds were primarily invested in loans due to an increase in overall loan demand. Average Company total assets also increased, up 13.6% from $79,985,000 during 1996 to $90,824,000 during 1997. TABLE I presents the Company's average balance sheet composition for the years ended 1997, 1996 and 1995.

Net premises and equipment, the Company's most substantial non-earning asset, increased by $108,000 to $2,073,000 at year-end 1997 compared to year-end 1996, an increase of 5.5%. This increase is primarily attributable to the additional fixed assets connected with the new Lewisburg branch facility and a substantial investment in new computer local- and wide-area networks and related assets as part of the Bank's commitment to improving its technological substructure. Management believes that the Company is now well prepared to meet the continuing trends in technological growth.

A discussion of the significant fluctuations in components of the Company's balance sheet follows.

Securities
The Company has classified a portion of its securities portfolio as available for sale to permit sufficient flexibility in regard to the Company's asset/liability management program. Securities classified as available for sale are carried at fair value
                                                              14
with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. The Company does not hold any securities for trading purposes.

The total securities portfolio decreased $5,306,000 or 23.5% to $17,311,000 at December 31, 1997, compared to December 31, 1996. Additionally, average total securities decreased from $23,341,000 during 1996 to $18,646,000 during 1997, a decrease of 20.1%. Securities represented 18.1% of total assets at December 31, 1997 compared to 27.0% at year-end 1996. This decrease resulted from management's shift in funds from securities to higher-yielding loans due to increased loan demand. This movement of funds from securities to loans was a gradual process occurring as various securities reached their scheduled maturity dates. No securities were sold to fund loan growth or meet other liquidity needs.

At year end 1997, the Company had an unrealized gain on securities classified as available for sale of less than $1,000 net of applicable deferred income taxes. This is substantially unchanged from 1996's net unrealized gain of less than $1,000, net of applicable deferred income taxes.

The Company had approximately 71% of its securities portfolio classified as held-to-maturity at year-end 1997, compared to approximately 83% at year-end 1996. This level of held-to-maturity securities was deemed acceptable due to the large percentage of securities that are maturing during 1998, combined with the Company's ample liquidity. As a general rule, the Company classifies all new securities purchases as available-for-sale.

Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this filing. At December 31, 1997, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent (10.0%) of shareholders' equity. The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 1997 are summarized in TABLE III.

--------------------------------------------------------------------------------
                                    TABLE III
                         SECURITY MATURITY ANALYSIS (2)
                    (At amortized cost, dollars in thousands)

                                                                      After One               After Five
                                             Within                  but within              but within            After
                                            One Year                 Five Years              Ten Years             Ten Years
                                     --------------------   -----------------------   --------------------   ------------------
                                      Amount     Yield(1)      Amount     Yield(1)     Amount     Yield(1)   Amount    Yield(1)

Securities Held to Maturity
    U.S. Treasury securities        $     500     5.49%     $    -            -  %   $   -           -   %  $ -           -   %
    U.S. Government agencies
        and corporations                3,002     5.72           4,230     5.25          -         -          -         -
    Corporate debt securities             500     5.12           -          -            -         -          -         -
    State and political
        subdivisions                      350     3.71           1,231     4.21          2,508      4.25      -         -
                                    ---------               ----------               ---------              -------
           Total                    $   4,352     5.61      $    5,461     4.90      $   2,508      4.25    $ -         -
                                    =========               ==========               =========              =======



Securities Available for Sale
    U.S. Treasury securities        $   1,994     5.58%     $    -           -   %   $   -           -   %  $ -           -   %
    U.S. Government agencies
        and corporations                  953     6.51           1,502      5.84         -         -          -         -
    Other                               -         -              -         -             -         -          -         -
                                    ---------               ----------               ---------              -------
           Total                    $   2,947     5.89      $    1,502      5.84     $   -         -        $ -         -
                                    =========               ==========               =========              =======


(1) -- Weighted average yield presented without adjustment to a tax equivalent basis.
(2) - Excludes Federal Reserve Bank and Federal Home Loan Bank stock which are considered equity securities.

--------------------------------------------------------------------------------


Loans
During 1997, loans, net of unearned income, increased $16,290,000, or 30.5%, to $69,744,000 from $53,454,000 at year end 1996. Average loans outstanding, net of unearned income, increased from $48,037,000 in 1996 to $63,620,000 in 1997, or 32.4%. A summary of the Company's year-end loan balances by type, as well as an analysis of the increase (decrease) in such balances from December 31, 1996 to December 31, 1997, is summarized in the following table.

--------------------------------------------------------------------------------
                                                            Percent
                                                           Increase
                                                1997      (Decrease)       1996
                                        ------------    -----------  -----------
Commercial, financial and agricultural   $29,431,000          50.3% $19,579,000
Real estate - construction ...........     3,515,000          46.7    2,396,000
Real estate - mortgage ...............    29,067,000          21.0   24,031,000
Installment ..........................     6,389,000           2.2    6,254,000
Other ................................     1,366,000           5.2    1,299,000
                                                       -----------  -----------
                                         $69,768,000          30.3  $53,559,000
    LESS: Unearned Discount ..........        24,000                    105,000
                                                       -----------  -----------
TOTAL LOANS ..........................   $69,744,000          30.5  $53,454,000
                                                       ===========  ===========
--------------------------------------------------------------------------------

The increase in loans is primarily attributable to growth in commercial and commercial real estate loans as well as mortgage loans. This growth represents an effort by the Bank to increase its market share and loan portfolios. It is expected that growth will continue, most notably in the commercial and commercial real estate portfolios, as the Bank continues its concentrated effort to obtain new high-quality commercial customers.

A summary of loan maturities by loan type as of December 31, 1997 is included in
Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.
                                                              16

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

At December 31, 1997 and 1996, the allowance for loans losses of $636,000 and $654,000 represented 0.9% and 1.2% of gross loans, respectively, and was considered adequate to cover inherent losses in the subsidiary bank's loan portfolio as of the respective evaluation date. The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The Company performs a quarterly evaluation of the loan portfolio to determine its adequacy. The evaluation is based on assessments of specifically identified loans, loss experience factors, current and anticipated economic conditions and other factors to identify and estimate inherent losses from homogeneous pools of loans.

The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At December 31, 1997 and 1996, respectively, the unallocated portion of the allowance approximated $132,000 and $313,000 or 20.8% and 47.9% of the total allowance. This unallocated portion of the allowance was considered necessary based on consideration of the known risk elements in certain pools of loans in the loan portfolio (e.g. loan concentrations, new loan products, etc.) And management's assessment of the economic environment in which the Company operates. The unallocated amount at December 31, 1997 and 1996 has been considered necessary primarily considering that historical loss factors used in the Bank's methodology to calculate the allocated portion of the allowance do not yet reflect the additional risk factors which may be inherent in the portfolio due to recent loan growth.

Despite an overall increase in loan volume since 1995, the year-end 1997 allowance is $18,000 less than 1996's year-end balance. This is due primarily to specific reserve allocations to several problem credits in prior years that have since been charged-off or paid-down. Management believes that the current allowance is sufficient to cover any potential losses in the current loan portfolio. An allocation of the allowance for loan losses to specific loan categories is presented in TABLE IV.
                                                              17

-------------------------------------------------------------------------------
                                    TABLE IV
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                   1997             1996             1995
                           -----------------------------------------------------
                                     Percent            Percent         Percent
                                     of Total           of Total        of Total
                           Amount    Loans    Amount    Loans  Amount   Loans

Commercial, financial,
   and agricultural ......   $310       42.1%   $136     36.6%   $245     28.1%
Real estate - construction    --         5.4     --       4.5     --       4.3
Real estate - mortgage ...     93       41.5     102     45.0     136     50.2
Installment ..............    101        9.1     103     11.5     101     14.0
Other ....................    --         1.9     --       2.4     --       3.4
Unallocated ..............    132     --         313     --       161     --
                             ----    -----      ----    -----    ----    -----

                             $636      100.0%   $654    100.0%   $643    100.0%
                             ====    =====      ====    =====    ====    =====
-------------------------------------------------------------------------------

The Bank was in a net loss position (more money was charged off than was recovered from previously charged-off loans) during 1997. Loan charge-offs, net of recoveries, for 1997 were $49,000 compared to ($11,000) and $209,000 in 1996 and 1995, respectively. Expressed as a percentage of average loans outstanding during 1997, 1996 and 1995, net loan charge-offs were 0.08%, (0.02%) and 0.49%, respectively. See Note 5 of the Notes to the Consolidated Financial Statements for an analysis of the activity in the Company's allowance for loan losses in 1997, 1996 and 1995.

The following presents a summary of the Company's non-performing assets and accruing loans past due 90 days or more at December 31, 1997, 1996 and 1995.

-------------------------------------------------------------------------------
                                 (in thousands)
                                                   December 31,
                                              1997     1996     1995
                                           --------  ------  -------
       Non-performing assets:
                  Nonaccrual loans ......   $1,733   $  161   $  375
                  Other real estate owned       22       22       10
                  Restructured loans ....     --       --       --
                                            ------   ------   ------

                                            $1,755   $  183   $  385
                                           ======   ======   ======

Accruing loans past due 90 days or more ...$ --     $ --     $ --
                                           ======   ======   ======
--------------------------------------------------------------------------------

The Company places into nonaccrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. If interest on nonaccrual loans had been accrued, such income would have approximated $112,000, $15,000 and $41,000 in 1997, 1996 and 1995, respectively.
Interest income recognized on nonaccrual loans and included in Company interest income is not material. The significant increase in nonaccrual loans in 1997 is partly due to a $1,148,000 commercial real estate credit placed on nonaccrual status on October 1, 1997. Subsequently, the commercial real estate loan has been brought current, the collateral value has been significantly improved through the injection of additional funds from the Borrower, and the original repayment plan has been resumed. Due to these facts, the Company placed the note back on accrual status in late January of 1998. No loss of principal is anticipated on this credit.

Deposits
Total  deposits  increased by 6.8% to  $78,336,000  at December  31, 1997,  from
$73,316,000  at  December  31,  1996.  Average  total  deposits  increased  from
$69,838,000  during 1996 to $75,149,000  during 1997, an increase of 7.6%.  This increase is primarily the result of an increase in savings and time deposits from year end 1996 to year end 1997, as well as smaller increases in NOW accounts and Money Market demand accounts. Non-interest bearing deposits also increased slightly. The increase in interest-bearing deposits, primarily certificates of deposit, was an intention of management in order to provide funds for anticipated loan demand. The increase in savings deposits is largely due to a new savings deposit product that offers tiered yields based upon deposit balances.
                                                              18

Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Securities Sold under Agreements to Repurchase
As more fully discussed in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, during 1996 the Bank became involved in repurchase agreements with certain commercial customers. The balances involved in repurchase agreements increased during 1997 as additional commercial accounts were obtained, and it is expected that these balances will continue to grow during 1998 as the Bank seeks additional commercial accounts. Interest paid on these borrowings is tied to the Federal Funds rate, depending on the outstanding deposit balances.

Long-term borrowings
Due to increased loan demand, the Company obtained a $5,000,000, 3-year advance from the Federal Home Loan Bank in March of 1997. In anticipation of an increase in interest rates on borrowed funds, the Company's subsidiary bank borrowed the funds from the FHLB of Pittsburgh to lock-in a funding source for its anticipated loan growth. For more information on this FHLB debt refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Additionally, a real estate project benefiting low-income residents was funded in part through the FHLB's Community Investment Program ("CIP"). This program allows matched funding of qualifying projects at rates significantly below the market rates for similar non-CIP funds. In December of 1997, the Company obtained a $500,000 five-year advance as part of the CIP program. This advance is on a matched amortization with the underlying note and will amortize in accordance with standard loan terms. For more information on this FHLB debt refer to Note 8 of the Notes to Consolidated Financial Statements included in
Item 8 of this filing.

Liquidity and Interest Rate Risk Management
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which measured $5,901,000 at December 31, 1997. Liquidity is considered to be more than adequate. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability of approximately $7,300,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $1,502,000 classified as available for sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

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

--------------------------------------------------------------------------------
                                    TABLE VI
                         INTEREST RATE SENSITIVITY GAPS
                                December 31, 1997
                             (Dollars in thousands)

                                                                                        Repricing (1)

                                                  0-90         91-180        181-365       After
                                                  Days          Days          Days         1 Year        Total
                                              -----------   -----------   -----------   -----------   --------
INTEREST EARNING ASSETS
   Loans, net of unearned discount            $    23,281   $     4,039   $     7,813  $      34,611 $      69,744
   Securities (at amortized cost)                   1,500           300         5,500         10,011        17,311
   Federal funds sold                               3,159         -             -              -             3,159
                                               -----------   -----------   -----------   -----------   -----------
       Total interest earning assets                27,940        4,389          13,313       44,572        90,214
                                              ------------- -----------   ------------- ------------  ------------

INTEREST BEARING LIABILITIES
   Demand deposits                            $     13,300  $     -       $     -       $     -       $     13,300
   Savings deposits                                 24,037        -             -             -             24,037
   Time deposits                                     8,291         5,850        11,711         5,111        30,963
   Repurchase Agreements                             1,330        -              -             -             1,330
   Long-term FHLB borrowings                        -             -              -             5,500         5,500
                                              -----------   -----------   -----------   -----------   -----------
       Total interest bearing
         liabilities                               46,958         5,850        11,711        10,611        75,130
                                              -----------   -----------   -----------   -----------   -----------

       Contractual interest
         sensitivity gap                         (19,018)       (1,461)         1,602        33,961        15,084

   Adjustment (2)                                  37,337       (37,337)        -             -             -
                                              -----------   ------------  -----------   -----------   -------

       Adjusted interest
         sensitivity gap                      $    18,319   $   (38,798)  $     1,602   $    33,961   $    15,084
                                              ===========   ============  ===========   ===========   ===========

   Cumulative adjusted interest
       sensitivity gap                        $    18,319   $   (20,479)  $   (18,877)  $    15,084
                                              ===========   ============  ============  ===========

   Cumulative adjusted gap as a percent
       of total earning assets                     20.30%      (22.70%)      (20.92%)        16.73%

   Cumulative adjusted
       rate-sensitivity ratio                        2.90          0.75          0.71          1.20

This table includes various assumptions by management of maturities and repayment patterns.

(1) - Contractual repricing,  not contractual maturities,  is used in this table
unless  otherwise  noted.  No  pre-payment   assumptions  were  assumed.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts are based upon historical experience.

--------------------------------------------------------------------------------

The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.71. Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 1998 could have a significant negative impact on the Bank's net interest income in 1998. However, interest rates on approximately 51.5% of the Bank's interest-bearing liabilities may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of December 31, 1997, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

Capital Resources
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of
                                                              20
its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at December 31, 1997 was $9,325,000 compared to $8,841,000 at December 31, 1996, representing an increase of 5.5%. Despite this increase, total shareholders' equity expressed as a percentage of total assets decreased from 10.6% at December 31, 1996 to 9.8% at December 31, 1997 due to the Company's higher dividend payout and rapid asset growth during 1997.

The Company's subsidiary bank is subject to minimum regulatory risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 1997, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.

--------------------------------------------------------------------------------
                            RISK-BASED CAPITAL RATIOS
                                                                     Minimum
                                                   Actual           Requirement

Total risk-based capital ratio                      14.98%             8.00%
Tier 1 risk-based capital ratio                     14.02%             4.00%
Leverage ratio                                      9.60%              3.00%
--------------------------------------------------------------------------------

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

Stock Option Plan
Since 1996, the Company has had an incentive stock option plan to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus providing a proprietary interest in the business. For more information regarding this plan, please refer to Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Year 2000 Issues
The Company is partially dependent upon systems and software vendors to represent that the products provided are, or will be, "Year 2000 Compliant." Since Management is currently still in the process of reviewing its computer systems in preparation for the Year 2000 issue, no estimates as to the costs expected to be incurred are currently available. For more information regarding this issue, please refer to Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.


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

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities reprice more frequently than those of non-banking entities. It is the Company's policy to have a majority of its loan portfolio reprice within five years by using variable and balloon payment credit terms in order to reduce the impact of significant changes in interest rates on its longer-term assets. Further, the Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1997 is disclosed in Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

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

                     (Arnett & Foster, P.L.L.C. Letterhead)



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First National Bankshares Corporation
and subsidiary
Ronceverte, West Virginia

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                               /s/ ARNETT & FOSTER, P.L.L.C.






Charleston, West Virginia
January 30, 1998

Consolidated Balance Sheets


ASSETS                                                     1997          1996
                                                  -------------   -----------
Cash and due from banks .........................   $ 2,742,219   $ 2,576,154
Federal funds sold ..............................     3,159,000     2,663,000
Securities held to maturity (estimated fair value
     1997 $12,404,834; 1996 $18,850,067) ........    12,321,508    18,835,775
Securities available for sale ...................     4,989,413     3,781,525
Loans, less allowance for loan losses of $635,555
     and $653,954, respectively .................    69,108,134    52,800,034
Bank premises and equipment, net ................     2,072,919     1,964,661
Accrued interest receivable .....................       660,107       658,579
Other assets ....................................       376,296       388,534
                                                    -----------   -----------

     Total assets ...............................   $95,429,596   $83,668,262
                                                    ===========   ===========






LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
     Non interest bearing ....................   $10,034,508   $10,211,415
     Interest bearing ........................    68,301,240    63,105,038
                                                 -----------   -----------
         Total deposits ......................    78,335,748    73,316,453

Securities sold under agreements to repurchase     1,330,396       492,473
Other liabilities ............................       938,653     1,018,724
Long-term borrowings .........................     5,500,000          --
                                                 -----------   -----------

     Total liabilities .......................    86,104,797    74,827,650
                                                 -----------   -----------



Commitments and Contingencies (Note 13)


Shareholders' Equity
Common stock, $5.00 par value, authorized
     500,000 shares, issued 192,500 shares ....       962,500       962,500
Capital surplus ...............................     1,000,000     1,000,000
Retained earnings .............................     7,361,859     6,878,037
Net unrealized gain (loss) on securities ......           440            75
                                                  -----------   -----------

     Total shareholders' equity ...............     9,324,799     8,840,612
                                                  -----------   -----------

     Total liabilities and shareholders' equity   $95,429,596   $83,668,262
                                                  ===========   ===========











                 See Notes to Consolidated Financial Statements

Consolidated Statements of Income
For The Years Ended December 31, 1997, 1996 and 1995

                                                             1997         1996         1995
                                                     ------------   -----------  ----------
Interest income:
     Interest and fees on loans ....................   $5,811,096   $4,666,820   $4,018,204
     Interest and dividends on securities:
              Taxable ..............................      841,331    1,072,369    1,336,509
              Tax-exempt ...........................      199,095      211,876      234,415
     Interest on Federal funds sold ................      189,937      214,946       98,910
                                                       ----------   ----------   ----------

         Total interest income .....................    7,041,459    6,166,011    5,688,038
                                                       ----------   ----------   ----------

Interest expense:
     Deposits ......................................    2,761,332    2,379,774    2,115,406
     Securities sold under agreement to repurchase .       56,095       13,356         --
     Long-term borrowings ..........................      259,697         --           --
                                                       ----------   ----------   ----------

         Total interest expense ....................    3,077,124    2,393,130    2,115,406
                                                       ----------   ----------   ----------

         Net interest income .......................    3,964,335    3,772,881    3,572,632

     Provision for loan losses .....................       31,000         --           --
                                                       ----------   ----------   ----------

         Net interest income after provision for
              loan losses ..........................    3,933,335    3,772,881    3,572,632
                                                       ----------   ----------   ----------

Other income (expense):
     Trust department income .......................       64,835       65,757      139,312
     Service fees ..................................      276,529      251,251      209,190
     Securities gains (losses), net ................         --            972          990
     Other .........................................       80,321      115,135       65,720
                                                       ----------   ----------   ----------

         Total other income ........................      421,685      433,115      415,212
                                                       ----------   ----------   ----------


Other expenses:
     Salaries and employee benefits ................    1,639,359    1,628,041    1,469,823
     Net occupancy expense .........................      279,780      292,250      244,032
     Equipment rentals, depreciation and maintenance      252,391      216,373      207,008
     Federal deposit insurance premiums ............        6,890        3,265       80,310
     Data processing ...............................      132,681      159,983      176,041
     Advertising ...................................       76,692       76,991       90,721
     Professional and legal ........................      103,032      111,382      132,394
     Mailing and postage ...........................       76,244       80,642       65,634
     Directors' fees and shareholders' expenses ....      102,417       91,449       79,600
     Stationery and supplies .......................       94,533       97,002       58,716
     Other .........................................      322,519      382,365      315,643
                                                       ----------   ----------   ----------

         Total other expenses ......................    3,086,538    3,139,743    2,919,922
                                                       ----------   ----------   ----------

Income before income tax expense ...................    1,268,482    1,066,253    1,067,922

     Income tax expense ............................      476,660      330,226      301,108
                                                       ----------   ----------   ----------

         Net income ................................   $  791,822   $  736,027   $  766,814
                                                       ==========   ==========   ==========

         Basic earnings per common share ...........   $     4.11   $     3.82   $     3.98
                                                       ==========   ==========   ==========

         Diluted earnings per common share .........   $     4.11   $     3.82   $     3.98
                                                       ==========   ==========   ==========


                                See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                   Net
                                                                                             Unrealized       Total
                                                                                                Gain          Share-
                                                  Common        Capital           Retained   (Loss) on        holders'
                                                 Stock          Surplus           Earnings   Securities        Equity

Balance, December 31, 1994                    $    962,500  $    1,000,000   $    5,873,771  $  (525,263)  $   7,311,008


   Net income                                      -               -                766,814      -               766,814

   Cash dividends declared on common
     stock ($1.20 per share)                       -                -              (231,000)     -              (231,000)

   Change in net unrealized gain (loss)
     on securities                                 -                -               -             568,582         568,582
                                                  ---------       ----------       ---------    ----------      ----------

Balance, December 31, 1995                        962,500         1,000,000       6,409,585       43,319       8,415,404

   Net income                                      -                -               736,027      -               736,027

   Cash dividends declared on common
     stock ($1.39 per share)                       -                -              (267,575)     -              (267,575)

   Change in net unrealized gain (loss)
     on securities                                 -               -                -            (43,244)        (43,244)
                                                ----------        ---------       ----------   ----------      ----------

Balance, December 31, 1996                        962,500         1,000,000       6,878,037           75       8,840,612

   Net income                                      -                 -              791,822       -              791,822

   Cash dividends declared on common
     stock ($1.60 per share)                       -                 -             (308,000)      -             (308,000)


   Change in net unrealized gain (loss)
     on securities                                 -               -                -                365             365
                                               ----------        --------        ---------    -----------  -------------

Balance, December 31, 1997                    $   962,500    $    1,000,000  $    7,361,859   $      440   $   9,324,799
                                              ===========    ==============  ==============   ==========   =============




                 See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995
                                                                                          1997             1996             1995
                                                                                   -------------   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................................   $    791,822    $    736,027    $    766,814
   Adjustments to reconcile net earnings to
         net cash provided by operating activities:
   Depreciation ................................................................        227,785         172,046         151,529
   Provision for loan losses ...................................................         31,000            --              --
   Deferred income taxes (benefit) .............................................         33,179          20,020          72,875
   Securities (gains) losses, net ..............................................           --              (972)           (990)
   (Gain) loss on sale of other assets .........................................           --            16,000            --
   (Gain) loss on disposal of bank premises and equipment ......................         (5,222)         26,202           4,166
   Amortization of securities premiums and
         (accretion of discounts), net .........................................        (35,474)       (166,673)         (5,659)
   (Increase) decrease in accrued interest receivable ..........................         (1,528)         48,167          89,337
   (Increase) decrease in other assets .........................................        (18,715)         (3,634)        197,916
   Increase (decrease) in other liabilities ....................................        (80,071)        126,150          48,935
                                                                                   ------------    ------------    ------------
   Net cash provided by operating activities ...................................        942,776         973,333       1,324,923
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of securities held to maturity ...........      9,735,000      11,656,739       2,497,865
   Proceeds from maturities and calls of securities available for sale..........      2,000,000      7,639,238       7,359,233
   Purchases of securities held to maturity ....................................     (3,200,608)    (16,790,439)     (1,953,302)
   Purchases of securities available for sale ..................................     (3,191,950)     (1,009,800)       (232,200)
   Principal payments received on (loans made to) customers, net ...............    (16,341,550)     (7,112,188)     (7,007,180)

   Purchases of bank premises and equipment ....................................       (337,906)     (1,175,222)       (119,664)
   Proceeds from sale of bank premises and equipment ...........................          7,085          11,500            --
   Proceeds from sales of other assets .........................................           --            37,693          73,000
                                                                                   ------------    ------------    ------------
   Net cash provided by (used in) investing activities .........................    (11,329,929)     (6,742,479)        617,752
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposit, NOW
          and savings accounts .................................................      1,675,456       5,240,980      (4,150,169)
   Proceeds from sales of (payments for matured) time
         deposits, net .........................................................      3,343,839       1,909,285         631,011
   Net increase (decrease) in securities sold under
         agreements to repurchase ..............................................        837,923         492,473            --
   Proceeds from long-term borrowings ..........................................      5,500,000            --              --
   Dividends paid ..............................................................       (308,000)       (248,325)       (250,250)
                                                                                   ------------    ------------    ------------
   Net cash provided by (used in) financing activities .........................     11,049,218       7,394,413      (3,769,408)
                                                                                   ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ...............................        662,065       1,625,267      (1,826,733)

Cash and cash equivalents:
     Beginning .................................................................      5,239,154       3,613,887       5,440,620
                                                                                   ------------    ------------    ------------
     Ending ....................................................................   $  5,901,219    $  5,239,154    $  3,613,887
                                                                                   ============    ============    ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
       Interest ................................................................   $  3,113,927    $  2,320,987    $  2,093,711
       Income taxes ............................................................   $    361,969    $    365,409    $     83,090


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
       Other real estate acquired in settlement of loans .......................   $      2,450    $     85,406    $       --
       Dividends declared and unpaid ...........................................   $     77,000    $     77,000    $     57,750


                 See Notes to Consolidated Financial Statements



                   Notes to Consolidated Financial Statements


              Note 1. Significant Accounting Policies

              Nature of business: First National Bankshares Corporation is a one bank holding company which was incorporated on January 28, 1986. The wholly owned subsidiary, First National Bank is a commercial bank with operations in Greenbrier and Kanawha Counties of West Virginia. The Bank provides retail and commercial loans, deposit and trust services principally to customers in Greenbrier and Kanawha County, West Virginia and the surrounding counties.

              Basis of financial statement presentation: The accounting and reporting policies of First National Bankshares Corporation and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry.

              Principles of consolidation: The accompanying consolidated financial statements include the accounts of First National Bankshares Corporation, and its wholly-owned subsidiary, First National Bank (formerly The First National Bank in Ronceverte). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The subsidiary bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses. Loans are charged against the allowance for loan losses when management believes collectibility is unlikely. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in conditions. A loan is impaired when, based on current information and events, it is probable that the subsidiary bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are required to be reported at the present value of expected future cash flows discounted using the loan's original effective

                   Notes to Consolidated Financial Statements

              interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

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

              Earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 192,500 for each of the years ended December 31, 1997, 1996 and 1995.

              For the year ended December 31, 1997, the Company adopted Financial Accounting Standards Statement No. 128, Earnings Per Share and accordingly per share information for the prior years has been restated to conform to this statement. Under this statement, the Company is required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. Basic and diluted earnings per share are calculated as follows:

                                                   For the Year Ended 1997
                                              Income     Shares     Per Share
                                           (Numerator)(Denominator)   Amount
Basic EPS
    Income available to common shareholders   $791,822    192,500   $   4.11
                                                                    ========
Effect of Dilutive Securities
    Stock options .........................       --          321
                                                         --------   --------
Diluted EPS
    Income available to common shareholders   $791,822    192,821   $   4.11
                                              ========   ========   ========

                   Notes to Consolidated Financial Statements

                                                    For the Year Ended 1996
                                              Income     Shares     Per Share
                                           (Numerator)(Denominator)   Amount
Basic EPS
    Income available to common shareholders   $736,027    192,500   $   3.82
                                                                    =====
Effect of Dilutive Securities
    Stock options .........................       --         --
                                                         --------   -----
Diluted EPS
    Income available to common shareholders   $736,027    192,500   $   3.82
                                              ========   ========   =====


                                                    For the Year Ended 1995
                                               Income     Shares     Per Share
                                           (Numerator)(Denominator)   Amount
Basic EPS
    Income available to common shareholders   $766,814    192,500   $   3.98
                                                                    =====
Effect of Dilutive Securities
    Stock options .........................       --         --
                                                         --------   -----
Diluted EPS
    Income available to common shareholders   $766,814    192,500   $   3.98
                                              ========   ========   =====


              Profit sharing and 401(k) plans: The subsidiary bank sponsored a profit-sharing plan through September 30, 1997. The subsidiary bank also sponsors a 401(k) plan which covers substantially all employees. Bank contributions to the plans are charged to expense.

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

              Emerging accounting standards: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements. Statement No. 130 is effective for years beginning after December 15, 1997, and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified. Based on the Company's operations at December 31, 1997, this pronouncement is not expected to have a significant impact on the Company upon adoption.

              Reclassifications: Certain accounts in the consolidated financial statements for 1996 and 1995, as previously presented, have been reclassified to conform to current year classifications.

              Note 2. Cash Concentrations

              At December 31, 1997 and 1996, the subsidiary bank had a concentration totaling $3,199,595 and $3,425,545, respectively, with a correspondent bank consisting of a due from bank account balance and Federal funds sold. Deposits with correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations.

              Note 3.  Securities

              The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 1997 and 1996, are summarized as follows:

                   Notes to Consolidated Financial Statements


                                      1997
                                                                               Carrying
                                                                                Value
                                                                              (Estimated
                                    Amortized             Unrealized              Fair
                                         Cost          Gains      Losses         Value)
Available for sale
    Taxable:
        U.S. Treasury securities .   $1,993,751   $    3,437   $     --     $1,997,188
        U.S. Government agencies
           and corporations ......    2,455,251        3,803        6,529    2,452,525
        Federal Reserve Bank stock       56,650         --           --         56,650
        Federal Home Loan Bank
           stock .................      480,800         --           --        480,800
                                     ----------   ----------   ----------   ----------
             Total taxable .......    4,986,452        7,240        6,529    4,987,163
                                     ----------   ----------   ----------   ----------

    Tax-exempt:
        Federal Reserve Bank
           stock .................        2,250         --           --          2,250
                                     ----------   ----------   ----------   ----------

             Total ...............   $4,988,702   $    7,240   $    6,529   $4,989,413
                                                               ==========   ==========






                                           1997
                                    Carrying
                                    Value
                                                                              Estimated
                                    Amortized             Unrealized              Fair
                                         Cost          Gains      Losses         Value
Held to maturity
    Taxable:
        U.S. Treasury securities    $   500,000   $      --     $      --     $   500,000
        U.S. Government agencies
           and corporations .....     7,232,490        13,547         3,363     7,242,674
        Corporate debt securities       500,000          --           2,650       497,350
                                    -----------   -----------   -----------   -----------
             Total taxable ......     8,232,490        13,547         6,013     8,240,024
                                    -----------   -----------   -----------   -----------

    Tax-exempt:
        State and political
           subdivisions .........     4,089,018        76,157           365     4,164,810
                                    -----------   -----------   -----------   -----------

             Total ..............   $12,321,508   $    89,704   $     6,378   $12,404,834
                                    ===========   ===========   ===========   ===========





                   Notes to Consolidated Financial Statements

                                      1996
                                                                             Carrying
                                                                              Value
                                                                            (Estimated
                                     Amortized            Unrealized           Fair
                                          Cost        Gains       Losses       Value)
Available for sale
    Taxable:
        U.S. Treasury securities .   $  979,860   $    2,328   $     --     $  982,188
        U.S. Government agencies
           and corporations ......    2,500,643        5,294        7,500    2,498,437
        Federal Reserve Bank stock       56,650         --           --         56,650
        Federal Home Loan Bank
           stock .................      242,000         --           --        242,000
                                     ----------   ----------   ----------   ----------
             Total taxable .......    3,779,153        7,622        7,500    3,779,275
                                     ----------   ----------   ----------   ----------

    Tax-exempt:
        Federal Reserve Bank
           stock .................        2,250         --           --          2,250
                                     ----------   ----------   ----------   ----------

             Total ...............   $3,781,403   $    7,622   $    7,500   $3,781,525
                                     ==========   ==========   ==========   ==========





                                      1996
                                       Carrying
                                          Value                                 Estimated
                                    (Amortized              Unrealized             Fair
                                          Cost)         Gains       Losses        Value
Held to maturity
    Taxable:
        U.S. Treasury securities    $ 3,002,858   $     2,553   $       410   $ 3,005,001
        U.S. Government agencies
           and corporations .....    11,203,343        19,479        30,510    11,192,312
        Corporate debt securities       500,000          --           7,255       492,745
                                    -----------   -----------   -----------   -----------
             Total taxable ......    14,706,201        22,032        38,175    14,690,058
                                    -----------   -----------   -----------   -----------

    Tax-exempt:
        State and political
           subdivisions .........     4,129,574        44,872        14,437     4,160,009
                                    -----------   -----------   -----------   -----------

             Total ..............   $18,835,775   $    66,904   $    52,612   $18,850,067
                                    ===========   ===========   ===========   ===========

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

                   Notes to Consolidated Financial Statements

              The maturities, amortized cost and estimated fair values of securities at December 31, 1997, are summarized as follows:

                       Held to maturity Available for sale
                                                                      Carrying
                            Carrying                                     Value
                            Value          Estimated                  (Estimated
                            (Amortized        Fair       Amortized        Fair
                            Cost)            Value         Cost           Value)

Due in one year or less .. $ 4,352,396   $ 4,353,890   $ 2,947,180   $ 2,944,088
Due from one to five years   5,460,936     5,473,990     1,501,822     1,505,625
Due from five to ten years   2,508,176     2,576,954          --            --
Equity securities ........        --            --         539,700       539,700
                           -----------   -----------   -----------   -----------

    Total ................ $12,321,508   $12,404,834   $ 4,988,702   $ 4,989,413
                           ===========   ===========   ===========   ===========

              The proceeds from sales, calls and maturities of securities and principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

                                            Proceeds From            Gross Realized
                Years Ended                 Calls and     Principal
                December 31,     Sales      Maturities    Payments   Gains  Losses

   1997
   Securities held to maturity   $   --     $   9,735,000   $   --    $--    $ --
   Securities available for sale     --         2,000,000       --     --      --
                                     --       ------------    ----   ----   ------

                                 $   --     $   11,735,000   $  --    $--    $ --
                                            =   ============   ====   ====   ======

    1996
    Securities held to  maturity$    --     $   11,656,739   $  --    $972   $ --
    Securities available for sale    --          7,639,238      --     --      --
                                            -   ------------   ----   ----   ------

                                 $   --     $   19,295,977   $  --    $972   $
                                            =  ============   ====   ====   ======

    1995
    Securities held to maturity $    --     $     2,497,865  $  --    $--    $ --
    Securities available for sale    --           7,359,233     --     990     --
                                            -   ------------   ----   ----   ------

                                 $   --     $     9,857,098 $   --    $990   $ --
                                            =   ============   ====   ====   ======

              At December 31, 1997 and 1996, securities with amortized costs of $4,992,845 and $1,500,000, respectively, with estimated fair values of $4,996,182 and $1,504,195, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.

              Note 4.  Loans

Loans are summarized as follows:
                                            1997             1996
                                      --------------   -----------
Commercial, financial and agricultural   $29,431,003   $19,578,393
Real estate - construction ...........     3,514,835     2,395,611
Real estate - mortgage ...............    29,066,834    24,031,283
Installment ..........................     6,388,754     6,254,129
Other ................................     1,366,457     1,299,839
                                         -----------   -----------
        Total loans ..................    69,767,883    53,559,255
Less unearned income .................        24,194       105,267
                                         -----------   -----------
    Total loans net of unearned income    69,743,689    53,453,988
    Less allowance for loan losses ...       635,555       653,954
                                         -----------   -----------

        Loans, net ...................   $69,108,134   $52,800,034
                                         ===========   ===========

                   Notes to Consolidated Financial Statements

              Included in the net balance of loans are non-accrual loans amounting to $1,732,941 and $160,631 at December 31, 1997 and 1996, respectively. If interest on non-accrual loans had been accrued, such income would have approxi mated $112,444, $15,357 and $40,652 for the years ended December 31, 1997, 1996 and 1995, respectively.

              The following represents contractual loan maturities at December 31, 1997:

                                                     After 1 But
                                       Within 1 Year Within 5 Year After 5 Years
                                       -------------  ------------  ------------
Commercial, financial and agricultural   $10,190,085   $14,337,276   $ 4,903,642
Real estate - construction ...........     2,509,400       932,285        73,150
Real estate - mortgage ...............     3,310,964     5,439,492    20,316,378
Installment ..........................     1,935,801     4,221,481       231,472
Other ................................     1,167,274          --         199,183
                                         -----------   -----------   -----------

        Total ........................   $19,113,524   $24,930,534   $25,723,825
                                         ===========   ===========   ===========



Loans due after one year with:
               Variable rates .....   $29,371,498
               Fixed rates ........    21,282,861
                                      -----------

               Total ..............   $50,654,359
                                      ===========

              Concentrations   of  credit  risk:  The  subsidiary   bank  grants
              commercial, residential and consumer loans to customers primarily located in Greenbrier and Kanawha Counties of West Virginia.

              As of December 31, 1997 and 1996, the Bank had direct extensions of credit to individuals who are employees of a railroad transportation and holding company totaling approximately $2,700,000 and $2,800,000, respectively. These loans consisted of residential real estate mortgages generally secured by liens on the property. The Bank evaluates the credit worthiness of each such customer on a case-by-case basis.

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

              The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:

                            1997          1996
                        ----------   ---------

Balance, beginning ..   $ 519,780    $ 777,760
    Additions .......     447,660      291,019
    Amounts collected    (202,562)    (548,999)
                        ---------    ---------

Balance, ending .....   $ 764,878    $ 519,780
                        =========    =========




              Note 5.   Allowance for loan losses

               An analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995, is as follows:
                                       34

                   Notes to Consolidated Financial Statements


                                                  1997        1996         1995
                                          ------------   ---------    ----------
Balance, beginning of year ...............   $ 653,954   $ 643,439    $ 852,862

Losses:
    Commercial, financial and agricultural        --          --         90,348
    Real estate - mortgage ...............        --        43,208       75,000
    Installment ..........................     108,645      74,226      215,885
                                             ---------   ---------    ---------

       Total .............................     108,645     117,434      381,233
                                             ---------   ---------    ---------

Recoveries:
    Commercial, financial and agricultural        --          --          3,250
    Real estate - mortgage ...............        --        28,395        2,470
    Installment ..........................      59,246      99,554      166,090
                                             ---------   ---------    ---------

       Total .............................      59,246     127,949      171,810
                                             ---------   ---------    ---------

    Net (recoveries) losses ..............      49,399     (10,515)     209,423

    Provision for loan losses ............      31,000        --           --
                                             ---------   ---------    ---------

Balance, end of year .....................   $ 635,555   $ 653,954    $ 643,439
                                             =========   =========    =========

              The Company's total recorded investment in impaired loans at December 31, 1997 and 1996, approximated $497,883 and $135,682, respectively, for which the related allowance for loan losses determined in accordance with generally accepted accounting principles approximated $215,000 and $25,000, respectively. The Company's average investment in such loans approximated $897,757 and $152,050 for the years ended December 31, 1997 and 1996, respectively. All impaired loans at December 31, 1997 and 1996, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

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

              For the years ended December 31, 1997 and 1996, the Company recognized $0 and $0, respectively, in interest income on impaired loans. Using a cash-basis method of accounting, the Company would have recognized approximately the same amount of interest income on such loans.

              Note 6.   Bank Premises and Equipment

              The  major   categories   of  Bank   premises  and  equipment  and
              accumulated depreciation at December 31, 1997 and 1996, are summarized as follows:
                                         1997         1996
                                   ----------   ----------

Land ...........................   $  298,361   $  298,361
Building and improvements ......    1,577,953    1,135,114
Furniture and equipment ........    1,999,590    1,815,561
Construction-in-progress .......         --        382,876
                                   ----------   ----------
                                    3,875,904    3,631,912

Less accumulated depreciation ..    1,802,985    1,667,251
                                   ----------   ----------

Bank premises and equipment, net   $2,072,919   $1,964,661
                                   ==========   ==========


              Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $227,785, $172,046 and $151,529, respectively.

                   Notes to Consolidated Financial Statements

              The subsidiary bank opened its new branch facility in Greenbrier County in January 1997. This new facility replaced the leased branch facility located in Lewisburg, West Virginia.

              Note 7.   Deposits

              The following is a summary of interest bearing deposits by type as of December 31, 1997 and 1996:
                                                         1997          1996
                                                  -----------    ----------

               Interest bearing demand deposits   $13,300,150   $13,586,411
               Savings deposits ...............    24,037,647    21,899,023
               Certificates of deposit ........    30,963,443    27,619,604
                                                  -----------   -----------

                   Total ......................   $68,301,240   $63,105,038
                                                  ===========   ===========

              Time certificates of deposit in denominations of $100,000 or more totaled $5,715,801 and $3,745,734 at December 31, 1997 and 1996,
              respectively. Interest paid on time certificates of deposit in denominations of $100,000 or more was $272,837, $147,907, and $89,256 for the years ended December 31, 1997, 1996 and 1995, respectively.

              The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of December 31, 1997:

                                               Amount    Percent
               Three months or less ....   $1,661,457      29.1%
               Three through six months       820,445      14.4%
               Six through twelve months    2,574,588      45.0%
               Over twelve months ......      659,311      11.5%
                                           ----------      -----
                   Total ...............   $5,715,801     100.0%
                                           ==========      =====

               A summary of the maturities of time deposits as of December 31, 1997, follows:

                         Year        Amount
                         ----   -----------
                         1998   $25,852,051
                         1999     3,937,305
                         2000     1,064,429
                         2001       109,658
                                -----------
                                $30,963,443

              At December 31, 1997 and 1996, deposits of related parties including directors, executive officers, and their related interest of First National Bankshares Corp. and subsidiary were insignificant to total deposits.

              Note 8.  Other Borrowings

              Short-term borrowings: During 1997 and 1996, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) involving seven and three customers, respectively.

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

               The  following   information   is  provided   relative  to  these
               obligations:

                                                      1997          1996
                                             -------------    ----------
Outstanding at year end .....................   $1,330,396    $  492,472
Weighted average interest rate at December 31        3.73%         4.42%
Maximum amount outstanding at any month end .   $3,397,637    $1,037,275
Average daily amount outstanding ............   $1,412,493    $  320,098
Weighted average interest rate ..............        3.99%         4.17%

                   Notes to Consolidated Financial Statements

              Long-term borrowings: The Company's long-term borrowings of $5,500,000 at December 31, 1997, consisted of advances from the FHLB. Of these borrowings, $500,000, with a fixed interest rate of 5.86% and maturing on December 23, 2002, was used by the Company to fund a commercial loan for a local business. A summary of the maturity of this borrowing of the next five years is as follows:
              $12,402  in 1998;  $14,310 in 1999;  $15,171  in 2000;  $16,084 in
              2001; and $442,033 in 2002.

              The remaining $5,000,000 was borrowed from the FHLB during the year to fund various loans. This loan with a fixed rate of 6.68% is a balloon note that is due and payable on March 24, 2000. The Company is required to make interest only payments each month with the remaining balance due at maturity. These advances are secured by Federal Home Loan Bank of Pittsburgh stock, qualifying first mortgage loans, certain non-mortgage loans and all investments not otherwise pledged.


              Note 9.   Income Taxes

              The components of applicable income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                           1997        1996        1995
                                     --------   --------   --------
          Current:
               Federal ...............   $370,981   $264,755   $198,444
               State .................     72,500     45,451     29,789
                                         --------   --------   --------
                                          443,481    310,206    228,233

          Deferred (Federal and State)     33,179     20,020     72,875
                                         --------   --------   --------

               Total .................   $476,660   $330,226   $301,108
                                         ========   ========   ========

              A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                     1997                  1996                         1995
                                             ------------------      ---------------------      -------------------
                                                Amount   Percent     Amount      Percent           Amount   Percent
              Computed tax at applicable
                  statutory rate             $   431,284     34.0     $  362,526     34.0      $    363,094    34.0
              Increase (decrease) in
               taxes resulting from:
                  Tax-exempt interest            (69,984)    (5.5)       (72,038)    (6.8)          (79,701)   (7.5)
                  State income taxes, net
                      of Federal income
                      tax benefit                 48,933      3.9         29,998      2.8            19,657     1.8
                  Disallowed interest              9,469      0.7          9,116      0.8             9,137     0.8
                  Other, net                      56,958      4.5            624      0.2           (11,079)    (.9)
                                             -----------  -------     ----------  -------      ------------  -------

                  Applicable income
                      taxes                  $   476,660     37.6     $  330,226     31.0      $    301,108    28.2
                                             ===========  =======     ==========  =======      ============  ======

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

              The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows:

                   Notes to Consolidated Financial Statements

                                                 1997        1996
                                              --------   --------
Deferred tax assets:
    Allowance for loan losses .............   $108,086   $139,659
    Employee benefits .....................    158,383    150,439
    Accruals ..............................       --        7,650
                                              --------   --------
                                               266,469    297,748
Deferred tax liabilities:
    Depreciation ..........................     29,038     15,038
    Accretion on securities ...............     21,479     22,187
    Deferred gain on involuntary conversion      3,864     15,256
    Net unrealized gain on securities .....        272         47
                                              --------   --------
                                                54,653     52,528

    Net deferred tax assets ...............   $211,816   $245,220
                                              ========   ========

              Note 10.   Employee Benefits

              Profit-Sharing Plan: The subsidiary bank sponsored a noncontributory defined contribution profit-sharing plan covering substantially all employees through October 1, 1997. Effective October 1, 1997, the profit sharing plan was terminated. Contributions to the Plan, prior to October 1, 1997, were at the discretion of the Board of Directors.


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

              The Bank's contributions to the above Plans for the years ended December 31, 1997, 1996 and 1995, totaled $47,014, $105,922 and
              $117,500, respectively.

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

              Net postretirement benefit cost included the following components for the years ended December 31, 1997, 1996 and 1995:


                                                   1997                        1996                     1995
                                        -------------------------      ---------------------    -----------------------
                                          Health        Life           Health    Life           Health            Life
                                          Care         Insurance       Care      Insurance       Care         Insurance
                                          Plan           Plan          Plan       Plan           Plan             Plan
              Service cost-benefits
                  attributable to
                  service during
                  the year              $    6,627  $       2,619   $    5,742   $    2,274   $      4,887    $1,905
              Interest on
                  accumulated
                  postretirement
                  benefit obligation        16,847          6,493       16,454        6,151         18,359       6,229
              Amortization of (gain)
                  loss                      (1,414)        -            (1,041)      -               (490)       -
                                        ----------  -------------   ----------   ----------   -----------       --

                  Net postretirement
                      benefit cost      $   22,060  $       9,112   $   21,155   $    8,425   $     22,756    $ 8,134
                                        ==========  =============   ==========   ==========   ============    =======

         The following tables set forth the plans' funded status reconciled with the obligations recognized in the accompanying consolidated balance sheets at December 31, 1997 and 1996:

                   Notes to Consolidated Financial Statements

                                                   1997                                    1996
                                        -----------------------------------  ---------------------------------
                                          Health       Life                         Health      Life
                                           Care        Insurance                     Care       Insurance
                                           Plan         Plan          Total          Plan        Plan         Total
            Accumulated postretirement benefit obligation:
              Retirees                 $(192,418)    $(67,147)     $ (259,565)   $(106,753)     $(42,969)    $(149,722)
              Active participants
                  fully eligible
                  for benefits           (39,822)      (15,286)        (55,108)     (53,444)       (20504)       (73,948)
              Other active
                  participants           (73,135)      (28,494)      (101,629)      (88,289)      (34,250)     (122,539)
                                       ----------    ----------    -----------   -----------    ---------     ----------
                                        (305,375)     (110,927)      (416,302)    (248,486)       (97,723)     (346,209)

            Plan Assets                   --                  --            --            --              --          --
                                       ----------      ------------------------------------------------------ ----------

            Accumulated postretirement
              benefit obligation
              in excess of
              plan assets               (305,375)      (110,927)     (416,302)    (248,486)     (97,723)     (346,209)
            Unrecognized net (gain)
              loss                            619           8,335        8,954     (45,225)          (254)     (45,479)
                                       ----------    ------------  -----------   ----------     ---------- ------------

            Accrued postretirement
            benefit cost               $(304,756)    $(102,592)     $(407,348)   $(293,711)      $(97,977)   $(391,688)
                                       ----------    ----------    -----------   ----------     ---------- ------------

         The weighted average discount rate used in estimating the accumulated postretirement benefit obligations of the health care plan and the life insurance plan at December 31, 1997 and 1996, was 7.0%.

         For measurement purposes, a 7% annual rate of increase in per capita health care costs of covered benefits was assumed through 1999, 6% for the next 5 years, 5 1/2% for the next 5 years, and 5% thereafter. If assumed health care cost trend rates were increased by 1 percentage point in each year, the accumulated postretirement benefit obligation at December 31, 1997, would increase by $12,994 and the aggregate of the service and interest cost components of net postretirement benefit cost for the year ended December 31, 1997, would decrease by $301.


         Note 11.     Stock Option Plan

         In April 1996, the shareholders approved a stock option plan for key employees of the Bank as identified by the stock option committee. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement 123), the reported net income and earnings per share would have been reduced to the proforma amounts shown below:

                                     1997          1996          1995
                              -----------   -----------     -------------
Net income:
   As reported ............   $   791,822   $   736,027     $     766,814
   Proforma ...............   $   768,391   $   726,544     $     766,814
Basic earnings per share:
   As reported ............   $      4.11   $      3.82     $        3.98
   Proforma ...............   $      4.00   $      3.77     $        3.98
Diluted earnings per share:
   As reported ............   $      4.11   $      3.82     $        3.98
   Proforma ...............   $      4.00   $      3.77     $        3.98


         The significant provisions of the Plan include authorization of the stock option committee to grant up to 9,625 shares of common stock between April 25, 1996 and April 25, 2006, with the right to adjust the number of shares available for the plan at its discretion. On December 9, 1997 and October 31, 1996, 1,656 and 3,200 shares, respectively, were granted

                   Notes to Consolidated Financial Statements

         to certain key employees and must be exercised within 5 years. Each option fully vests after six months from the grant date.

         The fair value of each grant is estimated at the grant date using the minimum value method with the following weighted-average assumptions for grants in 1997 and 1996: dividend rate of 2%; risk free interest rate of 5.37% and 6.25%, respectively and expected life of 5 years.

         A summary of the status of the plan at December 31, 1997 and 1996, and changes during the year ended is as follows:

                                                                  1997                          1996
                                                    --------------------------   -------------------
                                                                      Weighted                    Weighted
                                                                      Average                      Average
                                                                      Exercise                    Exercise
                                                       Shares       Price          Shares          Price
                 Fixed Options
                  Outstanding at beginning of year        3,200  $      50.00        -        $     -
                  Granted                                 1,656         56.00         3,200          50.00
                  Exercised                              -             -             -              -
                  Forfeited                               (200)         50.00        -              -
                                                    ----------                   ----------

                  Outstanding at end of year              4,656         52.13         5,200          50.00
                                                    ===========                  -----=====
                  Exercisable at end of year              3,000         50.00        -              -
                  Fair value per option of options
                       granted during the year      $      8.09                  $     8.89
                                                    ===========                  ==========

              At December 31, 1997, the options outstanding under the stock option plan have exercise prices ranging from $50 to $56 and a weighted average remaining contractual life of 4.22 years.


              Note 12.  Lease Obligation

              Prior to 1997 and during January of 1997, the subsidiary bank leased its branch facility in Lewisburg, West Virginia under an operating lease. Total lease payments of $7,537 were charged to expense for the year ended December 31, 1997 and lease payments of $90,446 were charged to expense for each of the years ended December 31, 1996 and 1995. The lessor of the branch facility was an entity owned by two directors of the Company and subsidiary bank. This lease was terminated effective January 31, 1997, when the subsidiary bank completed construction of its new branch facility in Greenbrier County.

              The subsidiary bank opened a new branch in Charleston, West Virginia during 1996. The bank leases the office space under an operating lease with an initial term of ten years commencing on May 1, 1996. The lease provides for two successive options for five year renewals. Total lease payments of $101,970 and $54,650 were charged to expense for the years ended December 31, 1997 and 1996, respectively. Total future minimum lease payments under the lease are as follows:

                                Year Ending
                                December 31,                   Amount
                                ------------              ------------
                                1998                      $    101,970
                                1999                           101,970
                                2000                           101,970
                                2001                           101,970
                                2002                           101,970
                             Thereafter                        353,230
                                                          ------------
                                                          $    863,080

              Note 13.     Commitments and Contingencies

              Reserve Requirements: The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. At December 31, 1997, the reserve balance was $575,000. The subsidiary bank does not earn interest on this balance.

                   Notes to Consolidated Financial Statements


              Year 2000 Compliant: The Company is conducting a comprehensive review of its subsidiary bank's computer systems to identify the systems that could be affected by the "Year 2000 Issue" ("Issue") and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The subsidiary bank is heavily dependent on computer processing in the conduct of its business activities. While management believes it is doing everything technologically possible to assure Year 2000 compliance, it is in part dependent upon systems and software vendors to represent that the products provided are, or will be, "Year 2000 Compliant".

              Because the Company has not completed its review of computer systems, management is unable to estimate the costs of making the system Year 2000 compliant.

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

               At December 31, 1997 and 1996, the subsidiary bank's financial instruments with off-balance sheet risk are as follows:

Financial instruments whose contract                   Contract  Amount
amounts represent credit risk                          1997           1996
--------------------------------------           --------------   ------------

Commitments to extend credit                     $   10,897,800   $  8,328,000
                                                 ==============   ============

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

              Employment Agreement: The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under this agreement approximates $300,000 at December 31, 1997.

              Note 14.   Regulatory Restrictions on Capital and Dividends

              The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 1998, the net retained profits available for distribution to First National Bankshares Corporation as dividends without regulatory approval approximates $952,718 plus net retained profits, as defined, for the interim periods through the date of declaration.


               The subsidiary bank is subject to various regulatory capital requirements administered by the Federal banking

                   Notes to Consolidated Financial Statements

              agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the subsidiary bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weights and other factors.

              Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

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

              The subsidiary bank's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                                          To Be Well
                                                                                                         Capitalized
                                                                                                       Under Prompt
                                                                       For Capital                       Corrective
                                                 Actual              Adequacy Purposes               Action Provisions
                                       Amount       Ratio            Amount          Ratio            Amount    Ratio
As   of December 31, 1997:
Total Capital                      $   9,955        14.98%      $    5,317           8.0%          $  6,646   10.0%
  (to Risk Weighted
     Assets)
Tier I Capital                         9,320        14.02%           2,659           4.0%             3,989    6.0%
  (to Risk Weighted
     Assets)
Tier I Capital                         9,320          9.60%          2,913           3.0%             4,854    5.0%
  (to Average Assets)

As   of December 31, 1996:
Total Capital                      $   9,487        18.23%      $    4,164           8.0%          $  5,205   10.0%
  (to Risk Weighted
     Assets)
Tier I Capital                         8,836        16.98%           2,082           4.0%             3,123    6.0%
  (to Risk Weighted
     Assets)
Tier I Capital                         8,836        10.56%           2,510           3.0%             4,184    5.0%
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

                   Notes to Consolidated Financial Statements

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

              Deposits: The estimated fair values of demand deposits (i.e. non interest bearing checking, NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

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

               The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                          December 31, 1997           December 31, 1996
                                    -------------------------     -----------------------
                                                    Estimated                   Estimated
                                      Carrying           Fair      Carrying          Fair
                                         Value          Value         Value         Value
Financial assets:
    Cash and due from banks .....   $ 2,742,219   $ 2,742,219   $ 2,576,154   $ 2,576,154
    Federal funds sold ..........     3,159,000     3,159,000     2,663,000     2,663,000
    Securities held to maturity .    12,321,508    12,404,834    18,835,775    18,850,067
    Securities available for sale     4,989,413     4,989,413     3,781,525     3,781,525
    Loans .......................    69,108,134    69,074,868    52,800,034    52,208,012
    Accrued interest receivable .       660,107       660,107       658,579       658,579
                                    -----------   -----------   -----------   -----------

                                    $92,980,381   $93,030,441   $81,315,067   $80,737,337
                                    ===========   ===========   ===========   ===========

Financial liabilities:
    Deposits ....................   $78,335,748   $78,408,972   $73,316,453   $73,359,556
    Short-term borrowings .......     1,330,396     1,330,396       492,473       492,473
    Accrued interest payable ....       193,553       193,553       230,356       230,356
    Long-term borrowings ........     5,500,000     5,500,000          --            --
                                    -----------   -----------   -----------   -----------

                                    $85,359,697   $85,432,921   $74,039,282   $74,082,385
                                    ===========   ===========   ===========   ===========




              Note 16.  Condensed Financial Statements of Parent Company

              The investment of the Corporation in its wholly-owned subsidiary is presented on the equity method of accounting. Information relative to the Corporation's balance sheets at December 31, 1997 and 1996, and the related statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995, are presented as follows:

                   Notes to Consolidated Financial Statements

Balance Sheet

Assets                                                     1997         1996
                                                     ----------   ----------

    Cash ............................................$    4,114   $    4,163
    Investment in bank subsidiary,
     liminated in consolidation                       9,319,676    8,835,459
    Other assets ....................................    78,009       77,990
                                                     ----------   ----------

        Total assets ................................$9,401,799   $8,917,612
                                                     ==========   ==========





Liabilities and shareholders' equity

Liabilities
    Dividends payable ...............................$   77,000   $   77,000
                                                     ----------   ----------

Shareholders' equity
    Common stock, $5.00 par value, authorized
    500,000 shares, issued 192,500 shares ...........   962,500      962,500
    Capital surplus ..................................1,000,000    1,000,000
    Retained earnings (consisting of undivided
         profits of subsidiary not yet distributed) ..7,361,859    6,878,037
    Net unrealized gain (loss) on securities .........      440           75
                                                      ----------   ----------

    Total shareholders' equity .......................9,324,799    8,840,612
                                                      ----------   ----------

        Total liabilities and shareholders' equity ..$9,401,799   $8,917,612
                                                     ==========   ==========







Statements of Income .........................    1997         1996         1995
                                              --------    ---------    ---------

Income - dividends from bank subsidiary .....$ 308,000    $ 267,575    $ 231,000
Expenses - operating ...........................    49          670        1,932
                                             ---------    ---------    ---------

Income before income taxes and undistributed
    income ....................................307,951      266,905      229,068

    Applicable income tax expense (benefit) ...    (19)        (256)       (733)
                                             ---------    ---------    ---------

Income before undistributed income ............307,970      267,161      229,801

Equity in undistributed income of
    bank subsidiary                            483,852      468,866      537,013
                                             ---------    ---------    ---------


        Net income ..........................$ 791,822    $ 736,027    $ 766,814
                                             =========    =========    =========

                   Notes to Consolidated Financial Statements

Statements of Cash Flows                                 1997         1996         1995
                                                    ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..................................   $ 791,822    $ 736,027    $ 766,814
    Adjustments to reconcile net income to net
        cash provided by operating activities:
    Equity in undistributed net income of
        subsidiary ..............................    (483,852)    (468,866)    (537,013)
    (Increase) decrease in other assets .........         (19)     (19,506)      20,647
                                                    ---------    ---------    ---------

        Net cash provided by operating activities     307,951      247,655      250,448
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid to shareholders ..............    (308,000)    (248,325)    (250,250)
                                                    ---------    ---------    ---------

        Net cash (used in) financing activities .    (308,000)    (248,325)    (250,250)
                                                    ---------    ---------    ---------

    Increase (decrease) in cash .................         (49)        (670)         198

    Cash:
        Beginning ...............................       4,163        4,833        4,635
                                                    ---------    ---------    ---------

        Ending ..................................   $   4,114    $   4,163    $   4,833
                                                    =========    =========    =========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES

Dividends declared and unpaid ...................   $  77,000    $  77,000    $  57,750
                                                    =========    =========    =========


              First National Bankshares Corporation accounts for its investment in its bank subsidiary by the equity method. During the years ended December 31, 1997, 1996 and 1995, changes were as follows:

                  Number of shares owned at December 31, 1997 - 38,500 Percent to total shares at December 31, 1997 - 100%

Balance at December 31, 1994 .............................     7,304,242
    Add (deduct):
        Equity in net income .............................       768,013
        Dividends declared ...............................      (231,000)
        Net unrealized gain (loss) on securities .........       568,582
                                                             -----------

Balance at December 31, 1995 .............................     8,409,837
    Add (deduct):
        Equity in net income .............................       736,441
        Dividends declared ...............................      (267,575)
        Change in net unrealized gain (loss) on securities       (43,244)
                                                             -----------

Balance at December 31, 1996 .............................   $ 8,835,459
    Add (deduct):
        Equity in net income .............................       791,852
        Dividends declared ...............................      (308,000)
        Change in net unrealized gain (loss) on securities           365
                                                             -----------

Balance at December 31, 1997 .............................   $ 9,319,676
                                                             ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                                        PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The Board of Directors of the Company may consist of not less than five (5) nor more than twenty-five (25) shareholders in accordance with the Company's Articles of Incorporation. The number of directors within such minimum and maximum limits shall be determined from time to time by resolution of a majority of the full Board of Directors, subject to limitations outlined in the Company's By-laws. Currently the Board of Directors may not increase the number of directors to a number which exceeds by more than two the number of directors last elected by the shareholders. The number of directors may also be fixed by a resolution of the shareholders at any annual or special meeting. No shareholder may be elected as director after attaining the age seventy (70), unless the shareholder was also a member of the Board of Directors on May 5, 1987.

Due to the Death of Director Moore during March, 1996, the number of directors fixed by the Board of Directors was reduced from 11 to 10. However, effective January 1, 1998, the number of directors was once again increased to 11 when Mr. David A. Carson was appointed by the Board of Directors as a new Board member. Additional information about the directors, including their principal occupation and age, is set forth in the following table:

-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                               Year  First      Year
Offices Held (Other                                                                                Became a        Term
Than Director)                             Principal Occupation                                    Director         of
With the Company                           or Employment for                                        of the        Office
and the Bank                               the Past Five Years                      Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------

S. Elwood Bare                             Retired Pharmacist                       71               1986            1999
    Chairman of the Board,
    Audit & Compliance Committee
    Incentive Stock Option Cmt.
    Personnel & Compensation Cmt.

L. Thomas Bulla                            President & CEO of                        58               1993           1998
    President & CEO of the                 First National Bankshares
    Company and the Bank,                  Corp. and First National
    Risk Management Cmt.,                  Bank (1993 - present);
    Trust Cmt.                             Director, President & CEO
                                           of Bank One, West Virginia,
                                           Charleston, NA (1985-1993)

David A. Carson                            President & CEO of Greenbrier             46                1998          2000
    Risk Management Cmt.                   Respiratory Care Services

J. R. Dawkins                              Cattle Dealer; Farm                       80                1986          2000
    Audit & Compliance Cmt.                Operator

Richard E. Ford                            Attorney at Law                           70                1987           1999
    Risk Management Cmt.                   Partner - The Ford
    Trust Cmt.                             Law Firm
    Incentive Stock Option Cmt.

Walter Bennett Fuller                      Retired Banker                            74                1986           2000
    Vice Chairman of the Board,
    Audit & Compliance Cmt.
    Incentive Stock Option Cmt.




William D. Goodwin                         Attorney at Law,                          54                1986           1998
    Risk Management Cmt.                   Owner/Broker, Coldwell
    Trust Cmt.                             Banker Stuart & Watts Real
    Personnel & Compensation Cmt.          Estate, Inc.

Lucie T. Refsland, Ed.D.                   Associate Professor of                    61                1995           1998
    Risk Management Cmt.                   Mathematics (1993 - present)
    Trust Cmt.                             Greenbrier Community College
                                           Center of Bluefield State College

William R. Satterfield, Jr.                Owner - Greenbrier                        53                1986           1998
    Risk Management Cmt.                   Insurance Agency
    Personnel & Compensation Cmt.

Richard L. Skaggs                          Retired                                   75                1986           2000
    Audit & Compliance Cmt.
    Incentive Stock Option Cmt.

Ronald B. Snyder                           President, R.B.S., Inc.                   58                1988           1999
    Audit & Compliance Cmt.                (construction company)
    Personnel & Compensation Cmt.


-------------------------------------------------------------------------------------------------------------------


The directors of the Company are divided into three (3) classes; and as a result, the shareholders elect approximately one-third of the directors of the Company each year. Directors Bulla, Goodwin, Refsland and Satterfield whose terms expire in 1998, have been nominated to stand for re-election at the 1998 annual meeting of the Company's stockholders to serve a 3 year term which will expire in 2001.

Executive Officers
The current executive officers of the Company and the Bank and information about these officers is set forth on the following table.

-------------------------------------------------------------------------------

Name                                 Age           Offices Held During Last Five Years

--------------------------------------------------------------------------------

L. Thomas Bulla                      58            President & CEO of the Company and the Bank (1993 to present);
                                                   President and CEO of Bank One, West Virginia, Charleston, NA (1985
                                                   - 1993)

Charles A. Henthorn                  38            Executive Vice President of the Company and the Bank (1996 to
                                                   present); Secretary to the Board of Directors (1998 to present); Senior
                                                   Vice President of the Bank (1994 to 1996); Vice President and Senior
                                                   Commercial Lender of Bank One, West Virginia, Charleston, NA (1991
                                                   - 1994); National Bank  Examiner with the Office of the Comptroller of the Currency (1983 - 1991)

Darrell G. Echols                    61            Vice President of the Company  (1987 to present); Senior Vice
                                                   President and Loan Officer of the Bank (1970 to present)

Keith E. Morgan (retired)            60            Secretary-Treasurer of the Company (1987 to 1997); Vice President,
                                                   Cashier, Trust Officer and Secretary to the Board of the
                                                   Bank (1970 to 1997). Effective January 1, 1998, Mr. Morgan
                                                   retired from both the Company and the Bank.

-------------------------------------------------------------------------------


The executive officers of the Company listed above (except for Mr. Morgan) shall continue in office until the 1998 organizational meeting of the directors of the Company. It is expected that the current officers will be re-elected to the offices they now hold. The executive officers of the Bank listed above shall continue in office until the 1998 organizational meeting of its directors; and it is expected that these persons will be re-elected to the offices they now hold.


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

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid to the chief executive officer, the only executive officer whose compensation exceeds $100,000, for the years 1997, 1996 and 1995:

-------------------------------------------------------------------------------------------------------------------

                                                                                             Stock          All Other
       Name and                                              Salary           Bonus        Options        Compensation
       Principal Position                      Year            ($)             ($)            (1)            ($) (2)
-------------------------------------------------------------------------------------------------------------------

       L. Thomas Bulla                         1997         $150,000         $20,000        $3,236           $22,767
          President & CEO of the
          Company and the Bank                 1996         $150,000         $25,000        $5,690           $28,100
                                               1995         $137,500         $25,000           -             $24,287

FOOTNOTES:
(1) 1997 - The amount shown under the "Stock Options" column represents stock options for 400 shares, or 24.2% of the 1,656 total options awarded in 1997. The term of the options is for a period of 5 years, expiring on December 9, 2002. The options granted during 1997 will become exercisable on June 09, 1998.

       1996 - The amount shown under the "Stock Options" column represents stock options for 640 shares, or 20.0% of the 3,200 total options awarded in 1996. The term of the options is for a period of five years, expiring on October 31, 2001. As of 12/31/97 none of the options had been exercised, but all options granted during 1996 became exercisable on 04/30/97.

                                                                                    Number of
                                                                                    Securities
                                                                                   Underlying           Value of
                                                                                     Options             Options
                                                                                    at FY-End           at FY-End
       Name and                                        Shares       Value         Exercisable/        Exercisable/
       Principal Position               Year          Acquired    Realized        Unexercisable       Unexercisable
       L. Thomas Bulla                  1997             400         $0            0   /   400       $0   /   $3,236
          President & CEO of the        1996             640         $0            640   /   0       $5,690   /   $0
          Company and the Bank          1995              0          $0             0   /   0          $0   /   $0

(2) The amount shown under the "All Other Compensation" column above for 1997 is the total of the following: (I) directors fees of $7,000, (ii) the amount of premiums paid by the Bank for term life insurance for Mr. Bulla's benefit of $1,266, (iii) 401-K Plan contribution of $6,390, (iv) Profit Sharing Supplemental Retirement Plan contribution of $5,228 (v) personal use of company-owned vehicle of $2,883.

--------------------------------------------------------------------------------


The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual salary in the event there is a change in control in the Company (as defined therein) resulting in termination of his employment or voluntary resignation. The maximum contingent liability under this agreement approximated $300,000 at December 31, 1997.

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

Company and its subsidiary bank.

At the regularly scheduled 1996 stockholders' meeting, the shareholders voted to approve an incentive stock option plan. The purpose of the plan is to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan, options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock. The total amount of shares granted under this plan during 1996 was 3,200 shares, or 1.66% of the current outstanding common shares, with 200 shares reverting back to the plan due to an officer's termination during 1997. Thus, there are 3,000 shares outstanding as part of the 1996 option grant. No single person received more than 640 shares, or 0.33% of the current outstanding shares. The total amount of shares granted under this plan during 1997 was1,656 shares, or 0.86% of the current outstanding common shares. During 1997 no single person received more than 400 shares, or 0.21% of the current outstanding shares.

For more information regarding the stock option plan, please refer to Note 11 of the Consolidated Financial Statements included in Item 8 of this filing.

Information related to the Company's 401(k) and profit-sharing plans is summarized in Note 10 of the Consolidated Financial Statements included in Item 8 of this filing.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There are no shareholders, known to the Company, who beneficially own more than 5.0% of the Company's common stock, the only class of stock outstanding, as of December 31, 1997.

The following table sets forth information as of December 31, 1997, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of the Company and by all of the directors and executive officers of the Company and the Bank as a group. As noted previously under Item 10, Mr. David A.
Carson became a director of the Company and the Bank effective January 1, 1998.

-------------------------------------------------------------------------------

                               Shares Owned            Percent of
Name                           Beneficially              Class
--------------------------------------------------------------------------------


Elwood Bare ..................    1,150       (1)        0.59%
L. Thomas Bulla ..............    6,420       (2)        3.33%
David A. Carson ..............      100       (3)        0.05%
John R. Dawkins ..............    4,665       (4)        2.42%
Richard E. Ford ..............    3,527       (5)        1.83%
Walter Bennett Fuller ........    2,000       (6)        1.04%
William D. Goodwin ...........    1,570       (7)        0.81%
Lucie T. Refsland, Ed.D ......      303       (8)        0.16%
William R. Satterfield, Jr ...    1,475       (9)        0.77%
Richard L. Skaggs ............      525      (10)        0.27%
Ronald B. Snyder .............    3,747      (11)        1.95%

All Directors and Executive
  Officers of the Company &
  Bank as a Group (17 persons)   28,455                 14.78%

-------------------------------------------------------------------------------

FOOTNOTES

     (1) Mr. Bare has sole voting and investment authority for 975 shares and shared voting and investment authority for 175 shares.
     (2) Mr. Bulla has sole voting and investment authority for 3,870 shares and shared voting and investment authority for 2,550 shares.
     (3) Mr. Carson has sole voting and investment  authority for 100 shares.
     (4) Mr. has sole voting and investment authority for 4,665 shares.
     (5) Mr. Ford has sole voting and investment authority for 1,612 shares and shared voting and investment authority for 1,915 shares.
     (6) Mr. Fuller has sole voting and investment authority for 1,900 shares and shared voting and investment authority for 100 shares.
     (7) Mr. Goodwin has sole voting and investment authority for 920 shares and shared voting and investment authority for 650 shares.
     (8) Ms. Refsland has sole voting and investment authority for 303 shares.
     (9) Mr. Satterfield has sole voting and investment authority for 1,075 shares and shared voting and investment authority for 400 shares.
     (10)Mr. Skaggs has sole voting and investment authority for 200 shares and shared voting and investment authority for 325 shares.
     (11)Mr. Snyder has sole voting and investment authority for 325 shares and shared voting and investment authority for 3,422 shares.


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

The Bank previously leased its branch banking facility on Route 219 North in Lewisburg, West Virginia, from Company Directors Goodwin and Satterfield. The lease term began April 1, 1986, and ran for a period of 10 years, expiring in March of 1996. The annual rental during the initial 10 year term was $90,446. In January of 1996, Bank Management and the Board of Directors attempted to renegotiate the lease to reduce the annual cost to the Bank. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the existing lease, but to commence with the purchase of land and the construction of a new branch location. The lease was continued on a month-to-month basis through January, 1997, when construction of the new Bank-owned branch location was completed. During 1997, the Bank paid the lessors total rent in the amount of $7,537.

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

                                                           PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                                 Page(s) in
                                                                                                                 Form 10-K
( a ) (1)Financial Statements
            The following  consolidated  financial  statements and  accountant's report appear on pages 23 through 45 of this Form 10-K

            Report of independent auditors.................................................................................23

            Consolidated balance sheets at December 31, 1997 and 1996......................................................24

            Consolidated statements of income for the years ended
               December 31, 1997, 1996, and 1995...........................................................................25

            Consolidated statements of shareholders' equity
               for the years ended December 31, 1997, 1996, and 1995.......................................................26

            Consolidated statements of cash flows for the years ended
               December 31, 1997, 1996, and 1995...........................................................................27

            Notes to the consolidated financial statements............................................................28 - 45


( a ) (2)Financial Statement Schedules
            All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto


( a ) (3)Exhibits required to be filed by Item 601 of Regulation
               S-K and 14( c ) of Form 10-K
               See index to exhibits.......................................................................................56


( b )    Reports on Form 8-K
            No reports on Form 8-K have been filed by the registrant  during the quarter ended December 31, 1997.


( c )    Exhibits
               See Item 14(a)(3), above


( d )       Financial Statement Schedules
               See Item 14(a)(2), above


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



                                           FIRST NATIONAL BANKSHARES CORPORATION
                                                         (Registrant)


                         By:   /s/ L. Thomas Bulla                      03/24/98
                               -------------------------------------------------
                               L. Thomas Bulla
                               President, Chief Executive Officer & Director (Principal Executive Officer)


                               /s/ Charles A. Henthorn                  03/24/98
                               -------------------------------------------------
                               Charlest A. Henthron
                               Executive Vice President and Secretary to the Board of Directors


                               /s/ Jack D. Whitt                        03/24/98
                               -------------------------------------------------
                               Jack D. Whitt,
                               Chief Financial Officer, First National Bank
                               (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                      /s/  William D. Goodwin           03/24/98
--------------------------------      ------------------------------------------
S. Elwood Bare, Director              William D. Goodwin, Director


                                      /s/  Lucie T. Refsland            03/24/98
--------------------------------      ------------------------------------------
David A. Carson, Director             Lucie T. Refsland, Director


                                      /s/  William R. Satterfield Jr.   03/24/98
--------------------------------      ------------------------------------------
John R. Dawkins, Director             William R. Satterfield, Jr., Director


/s/  Richard E. Ford    03/24/98      /s/  Richard L. Skaggs            03/24/98
--------------------------------      ------------------------------------------
Richard E. Ford, Director             Richard L. Skaggs, Director


/s/  Bennett Fuller     03/24/98      /s/  Ronald B. Snyder             03/24/98
--------------------------------      ------------------------------------------
Bennett Fuller, Director              Ronald B. Snyder, Director






Date:  03/24/98
      ----------

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
           NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


    The Company has not yet sent an annual report and proxy materials to its stockholders. Such report and material shall be sent to its stockholders subsequent to the filing of this Form 10-K, and copies thereof shall be furnished to the Commission upon request.


                                                       INDEX TO EXHIBITS


                                                                                                      PAGE NUMBER(S)
                                                                                                      IN FORM 10-K, OR
EXHIBIT                                                                                               PRIOR FILING
NUMBER            DESCRIPTION                                                                         REFERENCE

(3)I              Articles of Incorporation of Registrant...........................................  ( a )


(3)ii             By-laws of Registrant.............................................................  ( a )


(10)              Material Contracts
                  A    Agreement dated October 14, 1993, between L. Thomas Bulla
                            and First National Bank.................................................  ( a )
                  B    Summary of Lease terms for Charleston branch facility........................  ( b )
                  C    Form S-8 Registration Statement under the Securities Act of 1933.............  ( c )
                  D    Specimen Copy of Incentive Stock Option Plan Agreement.......................  ( d )


(11)              Calculation of Basic and Diluted Computation of Earnings per Share................     57


(21)              Subsidiary of Registrant..........................................................     58


(23)              Consents of experts and counsel
                       Consent of Independent Auditors..............................................     59


(27)              Financial Data Schedule.......................................................... 60 - 61

--------------------------------------------------------------------------------



( a ) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated December 31, 1994, and filed with the Securities and Exchange Commission on or about March 28, 1995.

(  b ) Incorporated  by reference to exhibits to First  National  Bankshares
       Corporation's Form 10-Q Quarterly Report dated March 31, 1996, filed with the Securities and Exchange Commission on or about May 3, 1996.

( c ) Incorporated  by reference to exhibits to First  National  Bankshares
      Corporation's Form S-8 dated July 31, 1996, filed with the Securities and Exchange Commission on or about July 31, 1996.

( d ) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated December 31, 1996, and filed with the Securities and Exchange Commission on or about March 29, 1997.

                                  EXHIBIT (11)
               BASIC AND DILUTED COMPUTATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------




Earnings Per Share
       Basic Earnings per Share is calculated based upon the Company's net income after income taxes, divided by the weighted average number of shares outstanding during the fiscal period.

       Diluted Earnings Per Share is calculated based upon the Company's net income after income taxes, divided by the weighted average number of shares outstanding during the period plus the conversion, exercise or issuance of all potential common stock instruments unless the effect is to increase the income per common share from continuing operations.

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

                                  EXHIBIT (23)
                         CONSENT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------




                     (ARNETT & FOSTER, P.L.L.C. LETTERHEAD)



                         CONSENT OF INDEPENDENT AUDITORS



Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form 10-K of our report dated January 30, 1998, on our audit of the consolidated financial statements of First National Bankshares Corporation as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, appearing in Part II, Item 8 of the 1997 Form 10-K of First National Bankshares Corporation.



                          /s/ ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
March 30, 1998

                                  EXHIBIT (27)
                             FINANCIAL DATA SCHEDULE
--------------------------------------------------------------------------------




DATE: 12/31/97