Form 10-Q
period 1998-03-31
FIRST NATIONAL BANKSHARES CORP
filed 1998-05-14
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          March 31, 1998
                                         --------------------------------

                                      or

  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from          to


                        Commission File Number: 33-14252
                                                --------


                      FIRST NATIONAL BANKSHARES CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        West Virginia                                62-1306172
--------------------------------                  -------------------
  (State or other jurisdiction                    (I.R.S. Employer
        of incorporation)                         Identification No.)

One Cedar Street, Ronceverte, West Virginia            24970
----------------------------------------------      ----------
(Address of principal executive offices)            (Zip Code)

                                 (304) 647-4500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes X    No

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1998:

                  Common Stock, $5 par value -- 192,500 shares


                          THIS REPORT CONTAINS 27 PAGES








                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 1998

                                      INDEX




PART I.       FINANCIAL INFORMATION                                       PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                   March 31, 1998 and December 31, 1997                    3

              Condensed Consolidated Statements of Income -
                   Three Months Ended March 31, 1998 and 1997              4

              Condensed Consolidated Statements of Shareholders' Equity -
                   Three Months Ended March 31, 1998 and 1997              5

              Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1998 and 1997            6-7

              Condensed Consolidated Statement of Comprehensive Income
                  Three Months Ended March 31, 1998 and 1997               8

              Notes to Condensed Consolidated Financial Statements      9-12


     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                           13 - 22



PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                           23

     Item 2.  Changes in Securities                                     none

     Item 3.  Defaults upon Senior Securities                           none

     Item 4.  Submission of Matters to a Vote of Security Holders         23

     Item 5.  Other Information                                           23

     Item 6.  Exhibits and Reports on Form 8-K                            23



          SIGNATURES                                                      24

PART I.  FINANCIAL INFORMATION

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                             March 31,   Dec 31,
                                                                  1998      1997
ASSETS                                                     (Unaudited)      (1)

Cash and due from banks ....................................   $ 2,108  $  2,742
Federal funds sold .........................................     4,320     3,159
Securities held to maturity (estimated fair value
     $10,902 and $12,405, respectively) (Note 2) ...........    10,820    12,322
Securities available for sale (Note 2) .....................     6,111     4,989
Loans, net of allowance of $640 and
      $636, respectively (Notes 3 and 4) ...................    68,120    69,108
Bank premises and equipment ................................     2,031     2,073
Accrued interest receivable ................................       565       660
Other assets ...............................................       401       377
                                                               -------   -------

              Total assets .................................   $94,476   $95,430
                                                               =======   =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Noninterest bearing ..............................   $ 9,895   $10,035
          Interest bearing .................................    67,424    68,301
                                                               -------   -------
              Total deposits ...............................    77,319    78,336
     Repurchase Agreements .................................     1,259     1,330
     Long-term borrowings ..................................     5,497     5,500
     Other liabilities .....................................       937       939
                                                               -------   -------

              Total liabilities ............................    85,012    86,105
                                                               -------   -------

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $5.00 par value, authorized
          500,000 shares, issued 192,500 shares ............       963       963
     Surplus ...............................................     1,000     1,000
     Retained earnings .....................................     7,498     7,362
     Net Unrealized gain (loss) on securities ..............         3         0
                                                               -------   -------
              Total shareholders' equity ...................     9,464     9,325
                                                               -------   -------

              Total liabilities and shareholders' equity ...   $94,476   $95,430
                                                               =======   =======





(1) Extracted from December 31, 1997 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  Unaudited
(In thousands of dollars, except per share data)              Three Months Ended
                                                                    March 31,
                                                                 1998       1997
                                                             --------    -------
Interest Income
     Interest and fees on loans ..........................     $1,582     $1,301
     Interest and dividends on securities:
          Taxable ........................................        196        244
          Tax-exempt .....................................         50         50
     Interest on Federal funds sold ......................         49         12
                                                               ------     ------
          Total interest income ..........................      1,877      1,607
                                                               ------     ------

Interest Expense
     Interest on deposits ................................        724        625
     Interest on Repurchase Agreements ...................         14          6
     Interest on Fed Funds Purchased .....................          0          4
     Interest on Long-Term Borrowings ....................         90          6
                                                               ------     ------
          Total Interest Expense .........................        828        641
                                                               ------     ------

          Net interest income ............................      1,049        966

Provision for loan losses ................................         15          0
                                                               ------     ------

          Net interest income after
          provision for loan losses ......................      1,034        966
                                                               ------     ------

Non interest income
     Service fees ........................................         56         71
     Trust Income ........................................         25          7
     Other income ........................................         24         22
                                                               ------     ------
          Total non interest income ......................        105        100
                                                               ------     ------

Non interest expense
     Salaries and employee benefits ......................        410        426
     Net occupancy expense ...............................         63         63
     Equipment rental, depreciation and maintenance ......         74         67
     Data processing .....................................         41         43
     Advertising .........................................         12         11
     Professional & legal ................................         24         28
     Mailing & postage ...................................         18         18
     Directors' fees & shareholder expenses ..............         35         32
     Stationary & supplies ...............................         14         29
     Other operating expenses ............................        106         99
                                                               ------     ------
        Total non interest expense .......................        797        816
                                                               ------     ------

Income before income taxes ...............................        342        250
                                                               ------     ------
     Income tax expense ..................................        129         86
                                                               ------     ------

          Net income .....................................     $  213     $  164
                                                               ======     ======

Basic earnings per common share (Note 6) .................     $ 1.11     $ 0.85
                                                               ======     ======
Diluted earnings per common share (Note 6) ...............     $ 1.10     $ 0.85
                                                               ======     ======

Dividends per common share ...............................     $ 0.40     $ 0.40
                                                               ======     ======

            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands of dollars)



                                                                Unaudited
                                                             Three Months Ended
                                                                 March 31,
                                                            1998           1997

Balance, beginning of period .....................       $ 9,325        $ 8,841

     Net income ..................................           213            164

     Cash dividends declared .....................           (77)           (77)

     Change in net unrealized (loss) on
          securities available for sale ..........             3            (14)
                                                         -------        -------

Balance, end of period ...........................       $ 9,464        $ 8,914
                                                         =======        =======






























            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                   Unaudited
                                                              Three Months Ended
                                                                    March 31,
                                                                 1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ............................................. $   213   $   164
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation ......................................      66        56
          Provision for loan losses .........................      15         0
          Deferred income taxes (benefit) ...................       4         8
          Amortization of security premiums (accretion) of
             security discounts, net ........................     (20)      (19)
          (Gain) loss on disposal of assets .................       1         2
          (Increase) Decrease accrued interest receivable ...      95       104
          (Increase) Decrease in other assets ...............     (24)      (44)
          Increase (Decrease) in other liabilities ..........     (11)     (208)
                                                              -------   -------

          Net cash provided by operating activities .........     339        63
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity .......................................   1,500     1,500
     Proceeds from maturities and calls of securities
          available for sale ................................       0     1,000
     Purchases of securities held to maturity ...............       0         0
     Purchases of securities available for sale .............  (1,093)     (302)
     Principal collected on (loans made to) customers, net ..     973    (6,747)
     Purchases of bank premises and equipment ...............     (24)     (104)
                                                              -------   -------

          Net cash provided by (used in) investing activities   1,356    (4,653)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts ..............................     179      (159)
     Proceeds from sales of (payments for matured)
          time deposits, net ................................  (1,196)      831
     Net, increase (decrease) in Fed funds purchased ........       0         0
     Net increase (decrease) in Repurchase agreements .......     (71)       98
     Proceeds from long-term borrowings .....................       0     5,000
     Repayments on long-term borrowings .....................      (3)        0
     Dividends paid .........................................     (77)      (77)
                                                                -------  -------

          Net cash provided by (used in) financing activities  (1,168)    5,693
                                                              -------   -------

          Increase (decrease) in cash and cash equivalents ..     527     1,103

Cash and cash equivalents:
     Beginning .............................................. $ 5,901   $ 5,239
                                                                -------  -------

     Ending ................................................. $ 6,428   $ 6,342
                                                              =======   -------

                                   (Continued)

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                            (In thousands of dollars)

                                                                   Unaudited
                                                              Three Months Ended
                                                                   March 31,
                                                                   1998     1997
                                                                  ------    ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors ............................. $815   $699
                                                                    ====   ====

          Income taxes ............................................ $195   $ 61
                                                                    ====   ====



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid ................................ $ 77   $ 77
                                                                    ====   ====




































            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                        Unaudited
(In thousands of dollars, except per share data)   Three Months Ended
                                                         March 31,
                                                      1998     1997
                                                      -----   -----

Net Income ........................................   $ 213   $ 164
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on securities:
              Gain (loss) arising during the period       3     (14)
              Reclassification adjustment .........       0       0
          Other comprehensive income ..............       0       0
                                                      -----   -----

Comprehensive Income ..............................   $ 216   $ 150
                                                      =====   =====







































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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1997 audited financial statements and Form 10-K.

              For the period ended March 31, 1998, The Company was required to adopt Statement of Financial Accounting Standard No. 130 (SFAS No.
              130), "Reporting of Comprehensive Income." Comprehensive income includes any change in equity of the Company during the period resulting from transactions and other events and circumstances from nonowner sources. A Statement of Comprehensive Income has