Form 10-Q
period 1998-06-30
FIRST NATIONAL BANKSHARES CORP
filed 1998-08-14
CIK 814178

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                               FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For    the    quarterly     period    ended    June    30,
1998

                                  or

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


Indicate  by check  mark  whether  the  registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for       the       past       90       days.       Yes      |X|
No

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1998:

              Common Stock, $5 par value -- 192,903 shares






                    THIS REPORT CONTAINS   28 PAGES

                 FIRST NATIONAL BANKSHARES CORPORATION

                               FORM 10-Q
            For the Three Month Period Ended June 30, 1998

                                 INDEX



                                      Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -                     3
           June 30, 1998 and December 31, 1997

        Condensed Consolidated Statements of Income -
          Three Months Ended June 30, 1998 and 1997 and
          Six Months Ended June 30, 1998 and 1997                   4

        Condensed Consolidated Statements of Shareholders' Equity -
          Three Months Ended June 30, 1998 and 1997 and
          Six Months Ended June 30, 1998 and 1997                   5

        Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997                 6-7

        Condensed Consolidated Statement of Comprehensive Income
           Three Months Ended June 30, 1998 and 1997
           Six Months Ended June 30, 1998 and 1997                  8

        Notes to Condensed Consolidated Financial Statements     9-13


   Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                               14-23



PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                       24

   Item 2. Changes in Securities                                 none

   Item 3. Defaults upon Senior Securities
none

   Item 4. Submission of Matters to a Vote of Security Holders     24

   Item 5. Other Information                                       24

   Item 6. Exhibits and Reports on Form 8-K
        24



   SIGNATURES                                                      25

PART I.  FINANCIAL INFORMATION

                 FIRST NATIONAL BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars, except per share data)




                                                     June 30,   December 31,
                                                         1998        1997
ASSETS                                                   (Unaudited) (1)

Cash and due from banks ............................    $ 2,703       2,742
Federal funds sold .................................      2,738       3,159
Securities held to maturity (estimated fair value
   $10,324 and $12,405 respectively) (Note 2) ......     10,242      12,322
Securities available for sale (Note 2) .............      7,130       4,989
Loans, net of allowance of $756 and
      $636, respectively (Notes 3 and 4) ...........     67,893
                                                                     69,108
Bank premises and equipment, net ...................      1,979       2,073
Accrued interest receivable ........................        589         660
Other assets .......................................      1,226         377

        Total assets ...............................    $94,500     $95,430
                                                        =======     =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits:
      Noninterest bearing ..........................    $ 9,719     $10,035
      Interest bearing .............................     68,216      68,301
                                                        -------     -------
        Total deposits .............................     77,935      78,336
   Repurchase Agreements ...........................      1,058       1,330
   Long-term borrowings ............................      5,493       5,500
   Other liabilities ...............................        638
                                                                    -------
                                                                             939

        Total liabilities ..........................     85,124      86,105
                                                        -------     -------

Commitments and Contingencies (Note 5)

Shareholders' equity
   Common stock, $5.00 par value, authorized
      500,000 shares, issued 192,903 and 192,500
shares, respectively ...............................        965         963
   Surplus .........................................      1,021       1,000
   Retained earnings ...............................      7,383       7,362
   Net Unrealized gain (loss) on securities ........          7
                                                                    -------
                                                                    -------
        Total shareholders' equity .................      9,376       9,325
                                                        -------     -------

        Total liabilities and shareholders' equity .    $94,500     $95,430






(1) Extracted from December 31, 1997 audited financial statements.


       See Notes to Condensed Consolidated Financial Statements

                 FIRST NATIONAL BANKSHARES CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
           (In thousands of dollars, except per share data)



                                                     Three Months Ended
Six Months Ended
                                                         June 30,
June 30,
                                              1998     1997    1998      1997
 Interest Income
   Interest and fees on loans ..........   $ 1,533   $ 1,455   $ 3,115 $  2,756
   Interest and dividends on securities:
      Taxable ..........................       200       226       396       470
      Tax-exempt .......................        41        50        91       100
   Interest on Federal funds sold ......        60        22       109        34
                                           -------   -------   -------   -------
      Total interest income ............     1,834     1,753     3,711     3,360
                                                     -------   -------   -------


Interest Expense
   Interest on deposits ................       735       674     1,459     1,299
   Interest on Repurchase Agreements ...        15         8        29
                                                                              14
   Interest on Fed Funds Purchased .....      --           1      --           5
   Interest on Long-term Borrowings ....        90        85       180        91
      Total Interest Expense ...........       840       768     1,668     1,409

      Net interest income ..............       994       985     2,043     1,951

Provision for loan losses ..............       405        13       420        13
                                           -------   -------   -------   -------

      Net interest income after provision
        for loan losses ................       589       972     1,623     1,938

Other income
   Service fees ........................        65        65       121       136

   Trust income ........................        20         5        45        12

   Other income ........................        19        33        43        55
                                                     -------   -------   -------

                                               104       103       209       203
                                           -------   -------   -------   -------

Other expense
   Salaries and employee benefits ......       369       430       779       856
   Net occupancy expense ...............        66        67       129       119
   Equipment rental, depreciation and
       maintenance ..........                   75        73       149       140
   Other operating expenses .............      244       215       494       486
                                          -------   -------   -------   -------
                                               754       785     1,551    1,601
                                                    -------   -------   -------


Income before income taxes ..............     (61)      290       281       540

   Income tax expense/(benefit) .........     (25)      102       104       188
                                          -------   -------   -------   -------

      Net income ........................ $   (36)  $   188   $   177   $   352
                                          =======   =======   =======   =======

Basic earnings per common share (Note 6)  $ (0.19)  $  0.98   $ 0.92    $ 1.83
                                                              =======   =======

Diluted earnings per common share (Note 6)$ (0.19)  $  0.98   $ 0.92    $ 1.83
                                                              =======   =======

Dividends per common share .............. $  0.40   $  0.40  $  0.80    $  0.80
                                          =======   =======         =======


       See Notes to Condensed Consolidated Financial Statements

                 FIRST NATIONAL BANKSHARES CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (Unaudited)
           (In thousands of dollars, except per share data)


                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                            1998     1997       1998      1997
 Balance, beginning of period ..........  $ 9,464    $ 8,914   $ 9,325   $ 8,841

   Net income .........................      (36)        188       177       352

   Cash dividends declared ............      (77)        (77)     (154)    (154)

   Issued 403 shares of common
      stock pursuant to stock option
      exercise ........................       21        --          21      --

   Change in net unrealized (loss) on
      securities available for sale ...        4          10         7      (4)

Balance, end of period ................  $ 9,376     $ 9,035    $ 9,376  $ 9,035











       See Notes to Condensed Consolidated Financial Statements

                 FIRST NATIONAL BANKSHARES CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                       (In thousands of dollars)


                                                               Six Months Ended
                                                                    June 30,
                                                               1998    1997

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ............................................   $ 177  $  352
   Adjustments  to  reconcile  net  income  to net cash
     provided  by (used  in)operating activities:
      Depreciation .......................................     127     113
      Provision for loan losses ..........................     420      13
      Deferred income taxes ..............................      14      --
      Amortization of security premiums (accretion) of
        security discounts, net ..........................   (25)      (28)
      (Gain) Loss on disposal of assets ..................     1        (2)
      (Increase) Decrease in accrued interest receivable .    71       (53)
      (Increase) Decrease in other assets ................     9      (140)
      Increase (Decrease) in other liabilities ...........  (301)     (279)

      Net cash provided by (used in) operating activities.   493       (24)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of securities held
      to maturity ........................................ 3,075      3,235
   Proceeds from maturities and calls of securities
      available for sale .................................  --        1,000
   Purchases of securities held to maturity ..............(1,000)      (195)
   Purchases of securities available for sale ............(2,101)         0
   Principal collected on (loans made to) customers, net .   (80)   (10,783)
   Purchases of bank premises and equipment ..............   (34)      (244)


      Net cash provided by (used in) investing activities.  (140)    (6,987)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW
      and savings accounts ...............................   419    (1,055)
   Proceeds from sales of (payments for matured)
      time deposits, net .................................  (820)    2,916
   Net increase (decrease) in Repurchase Agreements ......  (272)      388
   Proceeds from long-term borrowings ....................  --       5,000
   Repayments on long-term borrowings ....................    (7)     --
   Proceeds from sale of common stock pursuant to
      stock option exercise ..............................    21      --
   Dividends paid ........................................  (154)     (154)

      Net cash provided by (used in) financing activities.  (813)    7,095

      Increase (decrease) in cash and cash equivalents ...  (460)       84

Cash and cash equivalents:
   Beginning ............................................. 5,901     5,239
   Ending ...............................................$ 5,441   $ 5,323
                              (Continued)
       See Notes to Condensed Consolidated Financial Statements

                 FIRST NATIONAL BANKSHARES CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                              (Unaudited)
                       (In thousands of dollars)



                                                       Six Months Ended
                                                          June 30,
                                                      1998     1997
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest paid to depositors                       $1,448 $1,418
                                                        ====== ======
      Income taxes                                      $ 349  $  262
                                                        =====  ======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   Dividends declared and unpaid                        $  77  $   77
                                                        =====  ======

   Property acquired in settlement of loans            $  875  $  =




































       See Notes to Condensed Consolidated Financial Statements

                 FIRST NATIONAL BANKSHARES CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



(In thousands of dollars, except per share data)
Unaudited                                          Unaudited
                                           Three Months Ended
Six Months Ended
                                    June 30,
June 30,
                                     1998    1997     1998      1997
-----------------------------------------  ------     ------  ------

Net Income                          $(36)  $  188     $  177  $ 352
Other comprehensive income,
   net of tax:
  Unrealized gains/(losses) on
   securities:
    Gain (loss) arising during the
       period                          4      10           7     (4)
        Reclassification adjustment    -        -          -      -
      Other comprehensive income       -        -          -      -
                                    ----   ------     ------  -----

Comprehensive Income                $(32)  $  198     $  184  $  348
                                    =====  ======     ======  ======




































       See Notes to Condensed Consolidated Financial Statements

         FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Note 1.    Basis of Presentation
        The accounting and reporting policies of First National Bankshares Corporation and its wholly owned subsidiary, First National Bank, (the "Company") conform to generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1997 audited financial statements and Form 10-K.

        Certain amounts in the condensed consolidated financial statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.

Note 2.    Securities
        The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                                  June 30, 1998
                                                                       Estimated
                                    Amortized Unrealized  Unrealized   Fair
                                     Cost     Gains        Losses      Value
 Held to maturity:
   Taxable:
   U.S. Treasury Securities ......... $  --   $  --        $  --    $   --
   U.S. Government Agencies
   and corporations ...............   6,230      16            1        6,245
 Corporate Debt Securities ........     500      --            1          499
   Total Taxable ..................   6,730      16            2        6,744

 Tax Exempt:
 State & political subdivisions ...   3,512      68           --        3,580

 Total securities held to maturity .$10,242 $    84        $   2      $10,324

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                               June 30, 1998
                                                                       Estimated
                                     Amortized  Unrealized Unrealized     Fair
                                         Cost      Gains     Losses       Value
          Available for Sale:
          Taxable:
           U.S. Treasury Securities   $  1,997  $     3    $  --        $  2,000
           U.S. Government Agencies
             and corporations ........... 4,480       8       --           4,488
           Federal Reserve Bank Stock ...    57       --         --
                                                                              57
           Federal Home Loan Bank Stock .   574       --         --
                                                                             574
           Other Equity Securities ......     9       --         --            9
                                         ------    -------    -------    -------
             Total Taxable .............. 7,117         11       --        7,128
          Tax Exempt:
           Federal Reserve Bank Stock ...     2       --         --
                                                   -------    -------    -------
                                                                               2

           Total securities available
              for sale .................$ 7,119    $    11  $    --      $ 7,130



                                                               December 31, 1997
                                                                       Estimated
                                   Amortized  Unrealized   Unrealized      Fair
                                      Cost       Gains     Losses        Value
        Held to maturity:
          Taxable:
           U.S. Treasury Securities .......$   500    $  --      $  --    $  500
           U.S. Government Agencies
             and corporations .............  7,233         13         3    7,243
           Corporate Debt Securities ......    500       --           3      497
             Total Taxable ................  8,233         13         6    8,240

          Tax Exempt:
           State & political subdivisions..  4,089         76       --     4,165

           Total securities held to
              maturity                     $12,322 $       89   $    6   $12,405


                                                               December 31, 1997
                                                                       Estimated
                                      Amortized  Unrealized Unrealized    Fair
                                         Cost       Gains     Losses      Value
        Available for Sale:
          Taxable:
           U.S. Treasury Securities .... $1,994     $       3    $  --  $  1,997
           U.S. Government Agencies
             and corporations ..........  2,455          4          7      2,452
           Federal Home Loan Bank Stock     481       --         --
                                                                             481
           Federal Reserve Bank Stock ..     57       --         --
                                                   -------    -------    -------
                                                                              57
             Total Taxable .............  4,987          7          7      4,987

          Tax Exempt:
           Federal Reserve Bank Stock ..      2       --         --
                                                   -------    -------    -------
                                                                               2

           Total securities held to
               maturity ...             $ 4,989    $     7    $     7    $ 4,989

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at June 30, 1998 are summarized as follows (in thousands):
                                              Held to Maturity
Available for Sale
                                              Estimated      Estimated
                                   Amortized  Fair  Amortized    Fair
                                    Cost      Value   Cost      Value

       Due within 1 year             $3,983    $3,985  $ 2,977  $2,981
       Due after 1 but within 5 years 4,373    4,403   3,500     3,507
       Due after 5 but within 10 year 1,886    1,936       -       -
           Equity Securities               -       -      642     642
                                      ------  ------  -------  ------
                                      $10,242 $10,324 $ 7,119  $7,130
                                      ======= ======= =======  ======

   The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve or Federal Home Loan Bank at par value.

   The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                              Proceeds From
Gross Realized
                                      Calls and    Principal
                                Sales Maturities   Payments     Gains  Losses

  Six months ended June 30, 1998
   Securities held to maturity     --      $3,075   $  --     $   --     --

 Securities available for sale     --        --        --         --     --
                                   --       3,075    $ --      $  --  $  --
===============================================    ======    =======   ========

  Six months ended June 30, 1997
   Securities held to maturity     --      $3,235    $  --     $  --     --

Securities available for sale      --       1,000       --        --     --
                                   --       4,235    $  --      $ --  $  --
===============================================    ======    =======   ========
(3)    Loans
        Total loans as of June 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                               June 30,     December 31,
                                                1998        1997
        Commercial, financial and agricultural    $26,067   $ 29,431
        Real estate - construction                  1,973      3,515
        Real estate - mortgage                     31,892     29,067
        Installment loans to individuals            7,068      6,389
        Other                                       1,652      1,366
                                                  --------  --------
           Total loans                             68,652     69,768

        Less unearned income                           (3)       (24)
           Total loans net of unearned income      68,649     69,744

        Less allowance for credit losses             (756)      (636)
                                                  --------  ---------
             Loans, net                           $67,893   $ 69,108
                                                  ========  ========

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.    Allowance for Credit Losses
        Analyses of the allowance for credit losses are presented below (in thousands) for the three month periods ended June 30, 1998 and 1997 and twelve months ended December 31, 1997:

                                Six Months Ended
                                June 30, Dec 31,
                                 1998 1997 1997
--------   ----------                      ------

        Balance, beginning of period       $    636   $  654  $  654

           Loans charged off                   (329)     (51)   (108)
           Recoveries                            29        27     59
                                           ---------  ---- -- ------
             Net (losses)/recoveries           (300)     (24)    (49)
                                           ---------  ------- -------

           Provision for credit losses           420      13      31
                                           ---------  ------- ------

        Balance, end of period             $     756  $  643  $  636
                                           =========  ======= ======

        The Company's total recorded investment in impaired loans at June 30, 1998 and December 31, 1997, approximated $318,000 and $498,000, respectively, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $250,000 and $215,000, respectively. All impaired loans were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan. Impaired loans are included in nonaccrual loans.

Note 5.    Commitments and Contingencies
        The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at June 30, 1998 and December 31, 1997, and the contract amounts of commitments to lend are as follows, in thousands of dollars:

                                           June 30, December 31
                                            1998      1997

        Commitments to extend credit       $  10,396  $10,898
                                           =========  =======

        Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6. Earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 192,520 and 192,500 for six month periods ended June 30, 1998 and 1997, respectively.

        Under Financial Accounting Standards Statement No. 128, "Earnings per Share," which was adopted on December 31, 1997, the Company is required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has an incentive stock option plan which is considered in determining diluted earnings per share. At June 30, 1998, 3,603 shares were outstanding under the stock option plan, all being fully vested and exercisable, with 5,619 shares remaining as available for grant. Per share information for prior periods presented have been restated to conform to this Statement No 128.

        For the six month periods presented, basic and diluted earnings per share are calculated as follows:

                                  June 30, 1998

                                      Income          Shares       Per Share
                                      (Numerator)     (Denominator)  Amount
   Basic EPS
      Income available to common
         shareholders                 $ 177,000        192,520     $  0.92

   Effect of Dilutive Securities
      Stock options                    -                  246
                                    --------          -------

   Diluted EPS
      Income available to common
        shareholders                 $  177,000        192,766     $  0.92



                                                 June 30, 1997

                                      Income          Shares       Per Share
                                      (Numerator)     (Denominator)  Amount
   Basic EPS
      Income available to common
           shareholders               $ 352,000       192,500      $  1.83

   Effect of Dilutive Securities
      Stock options                    -               -
                                      --------          --

   Diluted EPS
      Income available to common
           shareholders              $  352,000       192,500       $  1.83

        Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost is recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined on the grant date in accordance with FASB Statement No 123, the net income and earnings per share would have been reduced to the proforma amounts shown below (in thousands except earnings per share data)::

                                              Six Months Ended
                                                 June 30,
                                              1998      1997
                                              ----      ----

        Net income:
           As reported                        $177    $352
             Proforma                         $166    $333
        Basic earnings per share:
           As reported                        $0.92   $1.83
           Proforma                           $0.86   $1.73
        Diluted earnings per share:
           As reported                        $0.92   $1.83
           Proforma                           $0.86   $1.73

Note 7.  Subsequent Event:

         On July 31, 1998, the Company signed a non-binding letter of intent setting forth an agreement in principle for the merger of First National Bankshares Corporation with Pocahontas Bankshares Corporation, a West Virginia corporation and registered bank holding company. The agreement in principle contemplates that each share of the Company will be exchanged for 3.6 shares of Pocahontas Bankshares Corporation common stock. The merger is contingent upon execution of a definitive merger agreement and approval by the shareholders of both companies and regulatory authorities. The merger is anticipated to be consummated under the pooling of interests method of accounting.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" ), and its subsidiary, First National Bank for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1997 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K. This discussion may include forward-looking statements based upon management's expectations, and actual results may differ materially.


EARNINGS SUMMARY
The Company reported a net loss of $36,000 for the three months ended June 30, 1998 compared to net income of $188,000 for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the Company's net income of $177,000 decreased $175,000 from the $352,000 reported for the same period of 1997. The decreases in quarterly and year-to-date earnings were primarily attributable to an increased loan loss provision.

Basic earning per common share were $(0.19) for the quarter ended June 30, 1998 compared to the $0.98 reported for the second quarter of 1997. For the six month period ended June 30, 1998, basic earnings per common share totaled $0.92 compared with $1.83 for the same period of 1997. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart both for the three month and for the six month periods ended June 30, 1998 and 1997.


                                      Three Months Ended Six Months Ended
                                      June 30,           June 30,
                                             Increase                  Increase
                                1998     1997(Decrease) 1998   1997   (Decrease)

Interest income                $9.53  $  9.11  $0.42   $19.28 $ 17.45  $ 1.83
Interest expense               4.36      3.99   0.37     8.66    7.32    1.34
   Net interest income         5.17      5.12   0.05    10.62   10.13    0.49
Provision for loan losses      2.10      0.07   2.03     2.18    0.07    2.11
   Net interest income after
   provision for loan losses   3.07      5.05  (1.98)    8.44   10.06   (1.62)
Non-interest income            0.54     0.54       -     1.09    1.05    0.04
Non-interest expense           3.92     4.08   (0.16)    8.06    8.31   (0.25)
                        ----   ------ -------  ------  ------ -------
   Income before income taxes  (0.31)    1.51  (1.82)    1.47    2.80   (1.33)
Income tax expense             (0.12)    0.53  (0.65)    0.55    0.97   (0.42)
                        ------ ------ -------  ------  ------ -------
           Net income         $(0.19)  $ 0.98$ (1.17)  $ 0.92 $  1.83 $ (0.91)


The Company's annualized return on average assets (ROA) for the second quarter of 1998 was (0.15)% compared to 0.87% for the second quarter of 1997. This compares with ROA of 0.37% and 0.82% for the six month periods ended June 30, 1998 and 1997, respectively. Annualized return on average shareholders' equity
(ROE) was (1.52)% for the second quarter of 1998 compared to 8.33% in the second quarter of 1997, while year-to-date ROE was 3.74% and 7.80% as of June 30, 1998 and 1997, respectively.

The most significant factor impacting net income and related performance ratios was the unanticipated foreclosure of collateral on a major loan customer and an additional provision for loan losses. This factor and other factors influencing both year to date and quarterly results of operations are addressed in the following sections.

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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended June 30, 1998 and 1997, the tax-equivalent adjustment was $47,000 and $52,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $2,090,000 for the six month period ended June 30, 1998 compared to $2,003,000 for the same period of 1997, representing an increase of $87,000 or 4.3%. For the quarters ended June 30, 1998 and 1997, net interest income on a fully tax-equivalent basis totaled $1,015,000 and $1,011,000, respectively, an increase of less than 1.8%. For the six months ended June 30, 1998 and 1997, respectively, the Company's net yield on interest earning assets decreased to 4.63% from 4.92%. This decrease was primarily a result of the higher cost of rate-sensitive liabilities. More specifically, the cost of interest bearing liabilities increased to 4.47% versus the previous year's 4.22%, and was primarily due to the increased volume of interest bearing deposit balances outstanding in 1998 versus 1997. The net yield on interest earning assets is expected to remain at its current level for the remainder of 1998. Further analysis of the Company's yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.

                                TABLE I
                       AVERAGE BALANCE SHEET AND
                     NET INTEREST INCOME ANALYSIS
                       (In thousands of dollars)

                        Six Months Ended         Six Months Ended
                        June 30, 1997               June 30, 1998

                        Average           Yield/ Average            Yield/
                        Balance Interest(1)Rate  BalanceI Interest(1) Rate

INTEREST EARNING ASSETS
   Loans (2): .........$69,357   $3,115    8.98% $59,751  $2,756    9.22%
   Securities:
      Taxable ......... 13,142      396    6.03    16,280     470   5.77
      Tax-exempt ......  3,817      138    7.22     4,151     152   7.30
      Total securities  16,959      534    6.30    20,431     622   6.08

   Federal funds sold .  4,016      109    5.43     1,299      34   5.23

        Total interest
           assets ..... 90,332    3,758    8.32    81,481   3,412   8.37

NON-INTEREST EARNING ASSETS
   Cash and due from
      banks              2,352                      2,360
   Bank premises and
      equipment          2,037                      2,074
   Other assets          1,236                      1,108
   Allowance for
      loan losses         (678)                      (647)
                                -------                ------

        Total assets    $95,279                   $86,376
                          =======                =======

INTEREST BEARING LIABILITIES
Demand deposits         $12,471  $ 157    2.52    $12,924   $ 171   2.65
Savings deposits         25,132    528    4.20     21,601     408   3.78
Time deposits            30,004    774    5.16     28,614     720   5.03
   Total interest-bearing
     deposits            67,607  1,459    4.32     63,139   1,299   4.11

Repurchase Agreements      1,485      29  3.91        733      14   3.82
Federal Funds Purchased        -       -    -         254       5   3.94
Long-term FHLB borrowings  5,497     180  6.55      2,680      91   6.79
                          ------  ------  ----   ------ ------  ----
   Total other interest
      bearing liabilities  6,982     209  5.99      3,667     110   6.42

Total interest bearing
      liabilities         74,589   1,668  4.47     66,806   1,409   4.22

NON-INTEREST BEARING LIABILITIES
   AND SHAREHOLDERS' EQUITY
      Demand deposits     $10,265                $9,575
      Other liabilities      957                    968
      Shareholders' equity 9,468                  9,027
                          ------                 ------

     Total liabilities and
     shareholders' equity $95,279                $86,376
                          =========                =======

        NET INTEREST
           EARNINGS        $2,090                $2,003
                            ======                ======

NET YIELD ON INTEREST EARNING
   ASSETS                              4.63%                 4.92%
(1) -  Calculated  on a fully  tax-equivalent  basis using the rate of
34% for 1998 and 1997.

(2) - For purposes of these computations, nonaccrual loans are included in the amounts of average loans outstanding. Included in interest is loan fees of $36,000 and $49,000 for 1998 and 1997, respectively.


                               TABLE II

                CHANGES IN INTEREST INCOME AND EXPENSE
          DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                       (In thousands of dollars)


                                              Six Months Ended
                                           June 30, 1998 vs. June 30, 1997
                                                   Increase (Decrease)
                                                 Due to Changes in:

                                         Volume(1)   Rate(1)  Total
INTEREST EARNING ASSETS
   Loans                                  $   508  $  (149)    $ 359

   Securities:
      Taxable                                  (80)        6     (74)
      Tax-exempt (2)                           (17)        3     (14)
                                            -------  -------  -------
        Total securities                       (97)        9     (88)
                                            -------  -------  -------

   Federal funds sold                            72        3      75
                                            -------  -------  ------

      Total interest earning assets            483      (137)    346
                                            ------   -------- ------

INTEREST BEARING LIABILITIES
   Demand deposits                              (7)       (7)    (14)
   Savings deposits                              61       59      120
   Time deposits                                 42       12       54
   Repurchase agreements                        15        -       15
   Federal funds purchased                      (5)       -       (5)
   Long-term FHLB borrowings                    89        -       89
                                            -------  -------  ------

      Total interest bearing liabilities        195       64     259
                                            -------- -------- ------

        NET INTEREST EARNINGS               $  288   $ (201)  $   87
                                            ======   =======  ======


(1)- The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

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

During the second quarter of 1998, the Bank made a $405,000 provision for loan losses compared to $13, 000 during the second quarter of 1997. For the six months ended June 30, 1998 and 1997, respectively, the provision for loan losses was $420,000 and $13,000. The additional provision in 1998 was primarily a result of a significant unexpected charge-off on a commercial real estate loan, as well as an increase in the specific allocation for a previously reserved credit. For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.


NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the six month period ended June 30, 1998, non-interest income totaled $209,000, representing a slight increase of $6,000 from the $203,000 recorded during the same period of 1997. As a percentage of average assets, non-interest income was 0.22% and 0.24% for the six month periods ended June 30, 1998 and 1997, respectively. This dollar increase is a direct result of increased trust revenues, which offset a decline in general service fees. Estates and other trust services tend to fluctuate from year to year, and trust revenues are currently expected to increase from 1997's levels during 1998.

On a quarter-to-quarter basis, non-interest income increased to $104,000 for the second quarter of 1998 compared to $103,000 for the second quarter of 1997. There were no significant matters influencing non-interest income during the second quarter of 1998 compared to the same period of 1997.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of June 30, 1998, the Company's non-interest expense totaled $1,553,000, representing a decrease of $48,000, or 3.0%, over total non-interest expense incurred for the six months ended June 30, 1997. Expressed as a percentage of average assets, non-interest expense decreased to 1.6% at June 30, 1998, versus 1.9% at June 30, 1997. This decrease is primarily attributable to the Company's salaries and related benefits expenses.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 50% and 53% of total non-interest expense at June 30, 1998 and 1997, respectively. Salaries and employee benefits decreased $77,000, or 8.9% as of June 30, 1998 compared to June 30, 1997. This decrease is primarily due to the net impact of certain job eliminations and retirements, net of new employees and general merit and promotion-related pay increases for existing staff.

On a quarter-to-quarter basis, other non-interest expense decreased to $756,000, or 3.6%, for the second quarter of 1998 from $785,000 during the second quarter of 1997. Salaries and employee benefits decreased to $369,000, or 14.1%, for the second quarter of 1998 from $430,000 for the same period of 1997. These quarter-to-quarter changes are due to the same reasons discussed above.

INCOME TAXES
The Company's income tax expense, which includes both Federal and State income taxes, totaled $104,000 for the six month period ended June 30, 1998, reflecting a $84,000 decrease when compared to the same period of 1997. Income tax expense equaled 37.2% and 34.8% of income before taxes at June 30, 1998 and 1997, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of State income taxes and tax-exempt interest income included in income before income taxes.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $94,500,000 at June 30, 1998, compared to $95,430,000 at December 31, 1997, representing a decrease of $930,000, or 1.0%, while average assets increased to $95,279,000 from $90,824,000 for the same periods, respectively. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities
The Bank's total securities portfolio decreased by $61,000 or 0.3% from December 31, 1997. This decrease is a result of the net impact of normal maturities in the Company's securities portfolio and regular purchases of new securities. As a general rule, the Company is classifying all new securities purchases as available-for-sale, which has resulted in a higher percentage of available-for-sale securities in the Company's portfolio compared with previous periods. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loans and Related Risk Elements
Loans, net of unearned income, decreased during the second quarter of 1998 from $69,744,000 at year end 1997 to $68,649,000 as of June 30, 1998. The 1.6%
decrease in the loan portfolio is largely due to two commercial loan payoffs during the first quarter of 1998 and the foreclosure and resulting charge-off of a commercial real estate credit. However, continued loan growth, primarily in high-quality commercial and commercial real estate loans and residential mortgages, is anticipated by Bank management. Average loans outstanding through June 30, 1998, of $69,357,000 increased significantly from the average loans outstanding through June 30, 1997, of $59,751,000. A summary of the Bank's loans by category in comparison to year end 1997 is included in Note 3 to the condensed consolidated financial statements.

The allowance for loan losses was $756,000 at June 30, 1998 compared to $636,000 at December 31, 1997. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.10% at June 30, 1998 compared to 0.91% at December 31, 1997. Loans charged-off, net of recoveries of previously charged-off loans, totaled $300,000 and $24,000 for the six months ended June 30, 1998 and 1997, respectively. For the year ended December 31, 1997, net charge-offs totaled $43,000. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 1998 and 1997, and December 31, 1997.

The Company's allowance for loan losses is divided into allocated and unallocated categories. The allocated portion of the allowance is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At June 30, 1998, the unallocated portion of the allowance approximated $177,000 compared to $132,000 at year-end 1997, or 23.4% and 20.8% of the total allowance, respectively. The unallocated amount at June 30, 1998 and December 31, 1997 is considered necessary because the Bank's methodology used to calculate the allocated portion of the allowance does not yet reflect the additional risk factors which may be inherent in the portfolio due to the significant loan growth over the past two years.

The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. A summary of the Company's past due loans and non-performing assets is provided in the following table:






          SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                       (in thousands of dollars)

                                           June 30,    December 31,
                                        1998     1997     1997
---------------------------------------------  -------  ----

Loans past due 90 or more days
      still accruing                $     -   $    -    $    -

NON-PERFORMING assets:
   Non-accruing loans                  $  478  $ 1,174   $1,733
   Other real estate owned                885       22       22
                                       ------  -------   ------

                                       $1,363  $ 1,196   $1,755
                                       ======  =======   ======


In total, non-performing assets decreased to $1,363,000 compared to $1,755,000 at December 31, 1997. Non-accrual loans decreased significantly to $478,000 as of June 30, 1998, compared to $1,174,000 and $1,733,000 at June 30, 1997 and
December 31, 1997, respectively. The $1,255,000 decrease from December 31, 1997 was due in large part to the Bank's unexpected foreclosure on the real property securing a commercial real estate construction note in May 1998. The construction note was placed on nonaccrual status in the previous quarter due to the customer's serious delinquency. The loan customer has since filed for bankruptcy, and in the best interest of the Bank, the property was seized at foreclosure in an effort to minimize losses. The property was subsequently offered at public auction and purchased by the bank for $875,000 and placed in other real estate owned. The difference between the note balance and the purchase price ($273,000) was charged to the allowance for credit losses. The property is approximately 85% complete for its intended use. Currently, the Bank is in the process of marketing the real estate at its current completion state and several parties have expressed interest in the site. Depending upon the offers received on the site, management may decide to complete construction of the property in an effort to improve the site's marketability. Approximately $50,000 would be needed to complete construction of the property for its intended use. Based upon an independent appraisal of the site and management's estimate of the foreclosed property's fair value, management expects to sell the property for at least the current recorded balance, with no further loss to the Bank.

As a result of the aforementioned foreclosure and related charge to the allowance for credit loses, a provision for credit losses of $405,000 was necessary during the second quarter to restore the unallocated allowance to a level considered appropriate by management. Based upon management's analysis of the allocated and unallocated reserve amounts as of June 30, 1998, the reserve appears adequate to absorb specifically identified losses and other losses inherent in the loan portfolio. Future provisions for credit losses are not anticipated for the remainder of 1998.

Deposits
Total deposits decreased 0.5% to $77,935,000 as of June 30, 1998, from $78,336,000 at December 31, 1997. However, average total deposits increased from $75,149,000 as of December 31, 1997 to $77,872,000 at June 30, 1998, or 3.6%.
The increase in average total deposits was mainly limited to savings accounts. Average savings accounts increased from $22,108,000 at December 31, 1997 to $25,132,000 at June 30, 1998, or 13.6%. The increase is primarily due to the competitive rate the Bank offers on a certain savings product. Deposits are expected to remain at current levels for the remainder of 1998.

Long-term borrowings
Due to increased loan demand, the Company obtained a $5,000,000, 3-year advance from the Federal Home Loan Bank in March of 1997. In anticipation of an increase in interest rates on borrowed funds, the Company's subsidiary bank borrowed the funds from the FHLB of Pittsburgh to lock-in a funding source for its anticipated loan growth. In addition, in late December 1997, the Company match-funded a certain commercial note with $500,000 of amortizing FHLB borrowings to lock-in an acceptable fixed interest spread.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT





Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $5,441,000 at June 30, 1998 versus $5,901,000 at December 31, 1997. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of June 30, 1998 of $6,960,000 in securities maturing within one year. Also, the Company has classified additional securities with an estimated fair value totaling
$3,507,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company's subsidiary bank has unused portions of lines of credit available under existing borrowing arrangements.

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







                               TABLE III
                    INTEREST RATE SENSITIVITY GAPS
                             June 30, 1998
                       (In thousands of dollars)

                                  Repricing (1)
                                       0 to 3  3 to 6  6 to 12 After
                                        Months  Months  Months 12 Months Total
INTEREST EARNING ASSETS
   Loans, net of unearned income              20,090    $3,710     $6,762  $38,087  68,649
   Securities                                  4,497       980      1,482   10,413  17,372
   Federal funds sold                          2,738      --         --       --     2,738
                                             -------  --------   --------  -------  ------
        Total interest earning assets         27,325     4,690      8,244   48,500  88,759

INTEREST BEARING LIABILITIES
   Demand deposits                            12,129      --         --       --    12,129
   Savings deposits                           25,944      --         --       --    25,944
   Time deposits                              10,825     9,190      6,131    3,997  30,143
   Repurchase agreements                       1,058      --         --       --     1,058
   Long-term FHLB borrowings                       6         6          6    5,475   5,493
                                             -------  --------   --------  -------  ------

     Total interest bearing liabilities       49,962     9,196      6,137    9,472  74,767

      Contractual interest sensitivity gap   (22,637)   (4,506)      2,107   39,028  13,992
   Adjustment (2)                             25,897   (25,897)
  Cumulative adjusted interest
       sensitivity gap                      $  3,260  $(30,403)     $2,107 $ 39,028 $13,992

      Cumulative adjusted interest
           sensitivity gap ............     $  3,260   (27,143)   $(25,036)  13,992

        Cumulative adjusted gap ratio ..        1.14      0.54        0.62     1.19
                                            ========   ========  =======      ======

      Cumulative adjusted gap as a percentage
        of Total Earning Assets                 3.67%   (30.58)%    (28.21)%  15.76


(1) - Repricing on a contractual basis unless otherwise noted.

(2)- Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.62, or $(25,036). Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of June 30, 1998, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or downward movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total  shareholders'  equity  at  June  30,  1998  was  $9,376,000  compared  to
$9,325,000 at December 31, 1997, representing an increase of $51,000. A reconciliation of the increase is reported in the Condensed Consolidated Statement of Shareholders' Equity. Average total shareholders' equity expressed as a percentage of average total assets was approximately 9.9% at June 30, 1998, which is slightly lower than December 31, 1997's level of 10.2%. Cash dividends totaling $154,000, or $0.40 per share were declared during the first half of 1998 which is the same dividend level paid during the first half of 1997. These payout levels represented approximately 88% and 44% of the Company's year-to-date earnings for the six-month periods ended June 30, 1998 and 1997, respectively. The Company's return on average equity (ROE) decreased to 3.7% for the first half of 1998 compared to 7.8% in the first half of 1997. This decrease is directly attributable to the decreased earnings for the first six months of 1998 compared to the same period in 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:


                       RISK-BASED CAPITAL RATIOS
                             June 30, 1998
                                                      Minimum
                                          Actual      Requirement

      Tier 1 risk-based capital ratio         14.3%   4.00%
      Total risk-based capital ratio          15.5%   8.00%
      Leverage ratio                           9.8%   3.00%

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

   Item 2 - Changes in Securities
      None

   Item 3 - Defaults upon Senior Securities
      None

   Item. 4. Submission of Matters to a Vote of Security Holders
      No matters were submitted to the shareholders for voting during the second quarter of 1998.

   Item 5. Other Information

      None

   Item 6. Exhibits and Reports on Form 8-K

      a)All exhibits included with this filing follow the signature page.
        1. Exhibit 11, Computation of Per Share Earnings, is filed herewith.
        2. Exhibit 27, Financial Data Schedule, is filed herewith.

      b). The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 1998. However, a Form 8-K was filed on August 8, 1998 disclosing the Company's signing of a non-binding letter of intent to merge with Pocahontas Bankshares Corporation, a West Virginia corporation and registered bank holding company. The document is incorporated herein by reference in its entirety.

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







                                   FIRST NATIONAL BANKSHARES CORPORATION



                 By      /S/  L. Thomas Bulla
                                 L. Thomas Bulla
                                   President and Chief Executive Officer



                                                    By /S/ Charles A.
                                    Henthorn
                               Charles A. Henthorn
                                     Secretary to the Board of Directors





By    /S/ Matthew L. Burns
                                                   Matthew L. Burns, CPA
                  Chief Financial Officer, First National Bank
                  (Principal Financial and Accounting Officer)




Date:    August 12, 1998

                               EXHIBIT 11
                    COMPUTATION OF PER SHARE EARNINGS



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