Form 10-Q
period 1998-09-30
FIRST NATIONAL BANKSHARES CORP
filed 1998-11-13
CIK 814178

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

   For the quarterly period ended                   September 30, 1998
                       ------------------------------------

                                      or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

    For the transition period from____________________to__________________


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
                Yes______x_______       No________________

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1998:

                  Common Stock, $5 par value -- 192,903 shares



                        THIS REPORT CONTAINS    29    PAGES





--------------------------------------------------------------------------------
                                                           2
--------------------------------------------------------------------------------
                          FIRST NATIONAL BANKSHARES CORPORATION

                                       FORM 10-Q
                      For the Quarterly Period Ended September 30, 1998
                                        INDEX


                                                                    Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997                     3

     Condensed Consolidated Statements of Income -
     Three Months Ended September 30, 1998 and 1997 and
     Nine Months Ended September 30, 1998 and 1997                     4

     Condensed Consolidated Statements of Shareholders' Equity -
     Three Months Ended September 30, 1998 and 1997 and
     Nine Months Ended September 30, 1998 and 1997                     5

     Condensed Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997                   6-7

     Condensed Consolidated Statements of Comprehensive Income
     Three Months Ended September 30, 1998 and 1997 and
     Nine Months Ended September 30, 1998 and 1997                     8


     Notes to Condensed Consolidated Financial Statements            8-11

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                             12-20

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                         21

     Item 2. Changes in Securities                                   none

     Item 3. Defaults upon Senior Securities                         none

     Item 4. Submission of Matters to a Vote of Security Holders       21

     Item 5. Other Information                                       none

     Item 6.  Exhibits and Reports on Form 8-K                         21

                  Item 11 - Computation of Per Share Earnings          23

                  Item 27 - Financial Data Schedule                    24

     SIGNATURES                                                        22








--------------------------------------------------------------------------------
                                                           3
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

         FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEETS
         (in thousands of dollars, except per share data)



                                              September 30,        December 31,
                                                   1998                1997
ASSETS                                         (Unaudited)             (1)

Cash and due from banks                   $         2,029    $          2,742
Federal funds sold                                  4,330               3,159
Securities held to maturity
esitmated fair value
( $6,850 and $12,405, respectively) (Note 2)        6,740              12,322
Securities available for sale (Note 2)             10,129               4,989
Loans, net of allowance of $776 and
      $636, respectively (Notes 3 and 4)           68,604              69,108
Bank premises and equipment                         1,921               2,073
Accrued interest receivable                           635                 660
Other assets                                        1,326                 377
                                             ---------------            -------

              Total assets                $        95,714    $         95,430
                                             ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Noninterest bearing             $         9,575    $         10,035
          Interest bearing                         68,980              68,301
                                            ---------------    ----------------
              Total deposits                       78,555              78,336
     Repurchase agreements                          1,225               1,330
     Long-term borrowings (Note 7)                  5,490               5,500
     Other liabilities                                844                 939
                                             ---------------    ----------------

              Total liabilities                    86,114              86,105
                                             ---------------    ----------------

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $5.00 par value,
          authorized 500,000 shares,
          issued 192,903 and 192,500
          shares, respectively                        965                 963
     Surplus                                        1,019               1,000
     Retained earnings                              7,603               7,362
     Net unrealized gain (loss) on securities          13                   -
                                             ---------------    ----------------
              Total shareholders' equity            9,600               9,325
                                             ---------------    ----------------

              Total liabilities and
               shareholders' equity      $          95,714        $    95,430
                                            ================        ===========

(1) Extracted from December 31, 1997 audited financial statements.


See Notes to Condensed Consolidated Financial Statements




--------------------------------------------------------------------------------
                                                           12
--------------------------------------------------------------------------------

                 FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                    (In thousands of dollars, except per share data)


                                            Three Months Ended
Nine months Ended
                                               September 30,
September 30,
                                     1998         1997         1998        1997
--------------------------------  ---------    ---------    -------    ---------
Interest Income
     Interest and fees on loans   $  1,652   $    1,523    $   4,767    $  4,279
     Interest and dividends
     on securities:
          Taxable                      223          187          619         657
          Tax-exempt                    43           49          134         149
     Interest on Federal funds sold     63           58          172          92
                                   -------     --------     --------    --------
Total interest income                1,981        1,817         5,692      5,177
                                   -------     ---------    ---------    -------
Interest Expense
     Interest on deposits             758           716         2,217      2,015
     Interest on repurchase
           agreements                  18            14            47         28
     Interest on Federal
           funds purchased             -            -            -             5
     Interest on long-term
           borrowings                  92            84           272        175
                                   -------      -------      --------    -------
          Total interest expense      868           814         2,536      2,223

          Net interest income       1,113         1,003         3,156      2,954

Provision for loan losses              29             9           449         22
                               ----------    ----------     ---------    -------

          Net interest income after provision
              for loan losses       1,084           994         2,707      2,932
                                ---------     ---------     ---------    -------

Other income
     Service fees                      65           62          186          198
     Securities gain                   -            -            -            -
     Trust income                      21           32           66           44
     Other income                      55           22           98           77
                                  -------       -------      ------       ------
                                      141          116          350          319
--------------------------------- -------   ----------    ---------    ---------
Other expense
     Salaries and employee
           benefits                   384          400        1,163        1,256
     Net occupancy expense             73           41          202          155
     Equipment rental,
          depreciation and
          maintenance                  66           82          215          222
     Data processing                   64           31          154           98
     Legal and professional            81           36          149           77
     Directors' fees and
          shareholders' expense        21           20           74           83
     Other operating expenses         151          179          448          508
                                 --------   ----------    ---------    ---------
                                      840          789        2,405        2,399
-------------------------        --------   ----------    ---------    ---------

Income before income taxes            385          321          652          852

     Income tax expense                90          123          180          302
                                ----------   ----------    ---------    --------
          Net income          $       295     $    198     $    472     $    550
                              ===========     ========     ========     ========

Basic earnings per common
      share (Note 6)          $     1.53   $     1.03    $    2.45    $     2.86
                              ==========   ==========    =========    ==========
Diluted earnings per
     common share (Note 6)    $     1.53   $     1.03    $    2.44    $     2.85
                              ==========   ==========    =========    ==========
Dividends per common share    $     0.40   $     0.40    $    1.20    $     1.20
                              ==========   ==========    =========    ==========

                     See Notes to Condensed Consolidated Financial Statements





                        FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (Unaudited)
                             (In thousands of dollars, except per share data)



                                          Three Months Ended
Nine months Ended
                                          September 30,
September 30,
                                    1998         1997         1998          1997
-------------------------------------------   ----------    ---------    -------

Balance, beginning of period    $  9,376    $   9,035     $  9,325     $   8,841

     Net income                      295          198          472           550

     Cash dividends declared         (77)         (77)        (231)        (231)

     Issued 403 shares of common
          stock pursuant to
          stock option exercise      -            -             21           -
     Change in net unrealized
          gain (loss) on securities
           available for sale          6            6           13             2
                              ----------   ----------    ---------    ----------

Balance, end of period         $   9,600    $   9,162     $  9,600     $   9,162
                               ==========   ==========    =========    =========
































                      See Notes to Condensed Consolidated Financial Statements

                         FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                          (In thousands of dollars)

                                                         Nine months Ended

                                                             September 30,
                                                            1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                        $    472     $     550
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation                                      190           169
          Provision for loan losses                         449            22
          Deferred income tax expense (benefit)             (95)           21
          Amortization of security premiums (accretion) of
            security discounts, net                         (40)          (29)
(Gain) loss on sale of other assets                         (29)           (2)
          (Gain) loss on disposal of bank premises and
          equipment                                           1             -
          (Increase) decrease in accrued interest receivable 25            77
          (Increase) decrease in other assets                17           (38)
          Increase (decrease) in other liabilities          (95)          226
                                                          ---------    ---------
                Net cash provided by (used in)
               operating activities                         895           996
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of
          securities held to maturity                        7,575         8,735
     Proceeds from maturities and calls
          of securities available for sale                   2,000         1,500
     Purchases of securities held to maturity               (2,001)      (1,197)
     Purchases of securities available for sale             (7,071)      (3.004)
Principal collected on (loans made to) customers, net         (830)     (14,177)
     Proceeds from sale of other assets                         35           -
     Purchases of bank premises and equipment                  (39)        (326)
                                                          --------    ----------
               Net cash provided by (used in)
                    investing activities                      (331)      (8.469)
                                                         ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits,
          NOW and savings accounts                           1,673         (381)
     Proceeds from sales of (payments for matured)
         time deposits, net                                 (1,454)        4,196
     Net increase (decrease) in repurchase agreements         (105)        1,944
     Proceeds from long-term borrowings                          -         5,000
     Repayment of long-term borrowings                         (10)           -
     Proceeds from sale of common stock pursuant to stock
         option exercise                                        21             -
     Dividends paid                                           (231)        (231)
                                                           ---------    --------
               Net cash provided by (used in)
                    financing activities                      (106)       10,528
                                                          ---------    ---------

     Increase (decrease) in cash and
               cash equivalents                                458         3,055

     Cash and cash equivalents:

          Beginning                                           5,901        5,239
                                                          ---------    ---------

          Ending                                          $   6,359    $   8,294
                                                          =========    =========



                                            (Continued)
                      See Notes to Condensed Consolidated Financial Statements





                        FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                           (Unaudited)
                                     (In thousands of dollars)


                                                        Nine months Ended
                                                           September 30,
                                                         1998            1997
-----------------------------------------------------------------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors                   $   2,541    $    2,211
                                                         =========    ==========
          Income taxes                                  $     352    $      358
                                                         ==========     ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid                      $      77    $       77
                                                         =========    ==========

     Other real estate acquired in settlement
                    of loans                            $     885    $        -
                                                         =========    ==========



































                   See Notes to Condensed Consolidated Financial Statements




                            FIRST NATIONAL BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(In thousands of dollars, except per share data)       Unaudited
Unaudited
                                 Three Months Ended            Nine Months Ended
                                  September 30,                    September 30,
                                1998          1997             1998         1997

Net Income                $      295    $      198        $      472   $     550
     Other comprehensive
     income, net of tax:
          Unrealized gains/
          (losses) on securities:
              Gain (loss)
              arising during
              the period           6             6                13           2
              Reclassification
              adjustment           -             -                 -           -
Other comprehensive income         -             -                 -           -
                           ----------    ----------        ----------   --------
Comprehensive Income      $       301      $    204        $      485   $    552
                              =======      ========            ======      =====






































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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1997 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements
              for  the  prior  year,   as   previously   presented,   have  been
              reclassified to conform to current year classifications.

Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                   September 30, 1998
                                                                       Estimated
                                 Amortized   Unrealized    Unrealized       Fair
                                 Cost         Gains        Losses          Value

        Held to maturity:
         Taxable:
          U.S. Treasury sec.   $      -    $       -     $       -     $      -
          U.S. Gov. agencies
               and corporations    3,229           8             -         3,237
          Corporate debt securities  -             -             -             -
                                --------  -----------   -----------    ---------
               Total Taxable       3,229           8             -         3,237

        Tax Exempt:
          State & political
               subdivisions        3,511          102             -        3,613
                             -----------  -----------   -----------    ---------

        Total securities
          held to maturity   $     6,740  $       110   $         -    $   6,850
                              ==========  ===========   ===========    =========







                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           September 30, 1998
                                                                       Estimated
                                Amortized    Unrealized    Unrealized       Fair
                                Cost          Gains        Losses          Value

  Available for Sale:
    Taxable:
    U.S. Treasury securities  $      -     $       -     $       -    $        -
    U.S. Government agencies
       and corporations           9,466            21            -         9,487
    Federal Home Loan Bank Stock    574             -            -           574
    Federal Reserve Bank Stock       57             -            -            57
    Other equities                    9             -            -             9
                              ----------   -----------   -----------    --------
        Total Taxable            10,106            21            -        10,127


 Tax Exempt:
    Federal Reserve Bank Stock        2             -             -            2
                             ----------   -----------   -----------  -----------

 Total securities
     available for sale     $   10,108   $        21   $         -    $   10,129
                             ==========   ===========   ===========  ===========



                                         December 31, 1997
                                                                       Estimated
                                Amortized    Unrealized    Unrealized       Fair
                                Cost          Gains        Losses          Value

 Held to maturity:
   Taxable:
      U.S. Treasury securities  $     500   $        -   $       -     $     500
      U.S. Government agencies
          and corporations          7,233            13            3       7,243
      Corporate debt securities       500             -            3         497
                               ----------     ---------    ----------   --------
 Total Taxable                      8,233            13            6       8,240


Tax Exempt:
  State & political subdivisions    4,089            76            -       4,165
                                ----------     ---------     ---------    ------


Total securities
     held to maturity          $   12,322     $      89     $      6    $ 12,405
                               ==========     =========     =========    =======



                                December 31, 1997

                                                                       Estimated
                                Amortized    Unrealized    Unrealized       Fair
                                Cost          Gains        Losses          Value

Available for Sale:
  Taxable:
    U.S. Treasury securities   $    1,994   $         3   $        -    $  1,997
    U.S. Government agencies
      and corporations              2,455             4            7       2,452
    Federal Home Loan Bank Stock      481             -            -         481
    Federal Reserve Bank Stock         57             -            -          57
                               ----------      ---------     ---------    ------
Total Taxable                       4,987             7            7       4,987


  Tax Exempt:
     Federal Reserve Bank Stock         2             -            -           2
                               ----------   -----------   -----------   --------


Total securities
     available for sale       $    4,989   $         7   $         7    $  4,989
                                 ========     =========     =========    =======






                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 1998 are summarized as follows (in thousands):


                                                 Held to Maturity
          Available for Sale
                                    Estimated                   Estimated
                             Amortized      Fair         Amortized       Fair
                             Cost          Value         Cost           Value

 Due within 1 year        $    1,483   $     1,486   $     4,462    $     4,476
 Due after 1 but
      within 5 years           3,371         3,402         5,004          5,011
 Due after 5 but
      within 10 years          1,886         1,962             -              -
 Equity Securities                 -             -           642            642
                           ----------   -----------   -----------    -----------
                          $    6,740   $     6,850   $    10,108    $    10,129
                           ==========   ===========   ===========    ===========


              The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective Federal Reserve or Federal Home Loan Bank at par value.

              The proceeds from sales and calls and maturities of securities and the related gross gains and losses realized for the nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):


                                                   Proceeds From
Gross Realized
                             Calls and    Principal
                  Sales      Maturities      Payments      Gains          Losses

Nine months
ended 9/30/98
Securities held
 to maturity     $    -      $    7,575     $     -    $      -     $        -
Securities
 available for sale   -           2,000           -           -              -
                 ---------   -----------   -----------  -----------   ----------
                 $    -      $    9,575     $     -    $      -     $        -
               ===========   ==========    ===========   ==========   ==========


Nine months
ended 9/30/97:
  Securities held
  to maturity    $    -      $    8,735    $      -    $       -    $        -

Securities
 available for sale   -           1,500           -            -             -
             -----------     ----------   -----------    -----------    --------
                $     -      $   10,235   $       -    $       -     $       -
             ===========   ==========   ===========   ===========    ===========

Note 3.       Loans

Total loans as of September 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                            September 30,          December 31,
                                                  1998              1997
-- -----------------------------------------------------------------   ---------
 Commercial, financial and agricultural         $      26,601    $        29,431
 Real estate - construction                             1,910              3,515
 Real estate - mortgage                                30,678             29,067
 Installment loans to individuals                       8,329              6,389
 Other                                                  1,863              1,366
                                                --------------   ---------------
                  Total loans                          69,381             69,768

              Less unearned income                        (1)               (24)
                                               --------------   ----------------
         Total loans net of unearned income            69,380             69,744

              Less allowance for loan losses             (776)             (636)
                                               --------------   ----------------
                      Loans, net                $      68,604    $        69,108
                                                ==============   ===============







                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Allowance for Loan Losses
              Analyses of the allowance for loan losses are presented below (in thousands) for the nine month periods ended September 30, 1998 and 1997:


                                          Nine months Ended
                                   September 30,                   December 31,
                                1998             1997                     1997
                              -----------------------               ------------



Balance, beginning of period     $ 636            $ 654                  $  654
                                 ------           ------                  ------

  Loans charged off               (346)            (105)                   (108)
  Recoveries                        37               42                      59
                                  -----            -----                   ----
Net (losses) recoveries          (309)             (63)                    (49)
                                 ------           ------                   -----

Provision for loan losses          449               22                      31
                                -------            -----                   -----

Balance, end of period           $ 776            $ 613                    $ 636



              The Company's total recorded investment in impaired loans at September 30, 1998 and December 31, 1997 approximated $318,000 and $498,000, respectively, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $250,000 and $215,000, respectively. All impaired loans were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan. Impaired loans are included in nonaccrual loans.

Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The contract amount of unused portions of existing lines of credit and other commitments to lend as of September 30, 1998 and December 31, 1997 are as follows, in thousands of dollars:
                                                 September 30,   December 31,
                                                     1998            1997

              Commitments to extend credit       $     11,100    $   10,898
                                                ===============================

              Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6.       Earnings Per Share
              Earnings   per   common   share   are   computed   based   on  the
              weighted-average shares outstanding. For the nine month periods ended September 30, 1998 and 1997, the weighted-average common shares outstanding was 192,649 and 192,500, respectively. The weighted average common shares outstanding for the three month periods then ended was also 192,903 and 192,500, respectively.






              Under Financial Accounting Standards Statement No. 128, "Earnings per Share," the Company is required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has an incentive stock option plan which is considered in determining diluted earnings per share. At September 30, 1998, shares totaling 3,603 were outstanding under the stock option plan, all being fully vested and exercisable, with 5,619 shares remaining as available for grant. Per share information for prior periods presented have been restated to conform to this Statement No 128.

              For the nine month periods presented, basic and diluted earnings per share are calculated as follows:




                                   September  30, 1998

                             Income                  Shares           Per Share
                             (Numerator)           (Denominator)         Amount
                             -----------          ---------------    -----------
Basic EPS
   Income available to
      common shareholders     $   472,000            $  192,649        $    2.45

   Effective of Dilutive Securities
          Stock options            -                        918             -
                             -------------            -----------     ----------

Diluted EPS
   Income available to
      common shareholders     $   472,000                193,567       $    2.44
                               ===========            ===========       ========



                                   September 30,1997

                             Income                  Shares           Per Share
                             (Numerator)           (Denominator)         Amount
                            -------------           --------------   -----------
 Basic EPS
    Income available to
      common shareholders     $   550,000             $  192,500       $    2.86


    Effect of Dilutive Securities
         Stock options              -                        321              -
                             -------------           -----------      ----------

Diluted EPS
    Income available to
     common shareholders      $    550,000               192,821        $   2.85
                                ===========             =========        =======



              Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost is recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined on the grant date in accordance with FAS Statement No 123, the net income and earnings per share would have been reduced to the proforma amounts shown below (in thousands except earnings per share data):


                                                 Nine Months Ended
                                                    September 30,
                                            1998                  1997
                                            ----                  ----

              Net income:
                  As reported               $472                  $550
                  Proforma                  $461                  $531
              Basic earnings per share:
                 As reported                $2.45                 $2.86
                  Proforma                  $2.39                 $2.76
              Diluted earnings per share:
                  As reported               $2.44                 $2.86
                  Proforma                  $2.38                 $2.75


Note 7.  Subsequent Event:

              On September 8, 1998, the Company terminated merger negotiations with Pocahontas Bankshares Corporation, a West Virginia corporation and registered bank holding company and have canceled their non-binding letter of intent setting forth the merger agreement.








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


EARNINGS SUMMARY
The Company reported net income of $295,000 for the three months ended September 30, 1998 compared to $198,000 for the quarter ended September 30, 1997, representing a 49% increase. For the nine month period ended September 30, 1998, the Company's net income of $472,000 decreased 14% from the $550,000 reported for the same period of 1997. The material items impacting both quarterly and year to date earnings are discussed below.

Basic earnings per common share was $1.53 for the quarter ended September 30, 1998 compared to the $1.03 reported for the third quarter of 1997. For the nine month period ended September 30, 1998, basic earnings per common share totaled $2.45 compared with $2.86 for the same period of 1997. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart both for the three month and for the nine month periods ended September 30, 1998 and 1997.



                     Three Months Ended                    Nine months Ended
                         September 30,                     September 30,
                                          Increase                     Increase
                         1998     1997   (Decrease)    1998     1997  (Decrease)
--------------------------------------------------   -------   ------ ----------
Interest income     $   10.29   $  9.45   $   0.84    $ 29.53  $ 26.89  $  2.64
Interest expense         4.51      4.23       0.28      13.16    11.55     1.61
                     --------     -------  -------   --------  -------  --------
 Net interest income     5.78      5.22       0.56      16.37    15.34     1.03
Provision for
     loan losses         0.15      0.05       0.10       2.18     0.11     2.07
                    ---------   --------- ---------  --------- -------- --------
Net interest income after
  provision for
  loan losses            5.63      5.17       0.46      14.19    15.23    (1.04)
                    ---------   -------------------  --------- --------  -------
Non-interest income      0.73      0.60       0.13       1.67     1.66     0.01
Non-interest expense     4.36      4.10       0.26      12.48    12.46     0.02
                    ---------     -------  --------   -------- --------  -------
     Income before
       income taxes      2.00      1.67       0.33       3.38     4.43    (1.05)
Income tax expense       0.47      0.64      (0.17)      0.93     1.57    (0.64)
                    ---------   ---------  ---------   -------- -------  -------
  Net income        $    1.53   $  1.03    $  0.50     $ 2.45    $2.86   $(0.41)
                    =========   =========   ========   ======== =======  =======



The Company's annualized return on average assets (ROA) for the third quarter of 1998 was 1.23% compared to 0.89% for the third quarter of 1997. This compares with ROA of 0.66% and 0.83% for the nine month periods ended September 30, 1998 and 1997, respectively. Annualized return on average shareholders' equity (ROE) was 12.44% for the third quarter of 1998 compared to 8.60% in the third quarter of 1997, while year-to-date ROE was 6.63% and 7.95% as of September 30, 1998 and 1997, respectively.

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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended September 30, 1998 and 1997, the tax-equivalent adjustment was $69,000 and $77,000, respectively.





The Company's net interest income on a fully tax-equivalent basis totaled $3,225,000 for the nine month period ended September 30, 1998 compared to $3,031,000 for the same period of 1997, representing an increase of $194,000 or 6.4%. For the quarters ended September 30, 1998 and 1997, net interest income on a fully tax-equivalent basis totaled $1,135,000 and $1,029,000, an increase of $106,000 or 10.3%. While net interest income increased, the Company's net yield on interest earning assets decreased to 4.73% in 1998 from 4.84% in 1997. The decrease in the net yield on earning assets is due to a higher cost of rate-sensitive liabilities in 1998 compared to 1997. The cost of interest bearing liabilities increased to 4.49% versus the previous year's 4.29%, and was primarily due to the increased volume of interest bearing deposits and FHLB borrowings outstanding in 1998 versus 1997.

Loan interest income improved $488,000 to $4,767,000 for the nine months ended September 30, 1998 compared to September 30, 1997, an increase of 11.4%. The improvement was predominantly a result of the increased volume of loans outstanding during 1998 compared to 1997 (see TABLE II). The increase was further aided by management's decision to restore a long-time nonaccrual loan to accrual status in September 1998. The quality of the commercial credit has steadily improved since it was first placed on nonaccrual status in 1993. The borrower has demonstrated the cashflow ability to support the restored loan balance. In addition, recent independent appraisals of the collateral securing the credit indicate the Bank is in a well-secured position with no loss anticipated. As a result of the restoration, approximately, $97,000 of interest income was capitalized and recorded in September 1998. The annualized yield on average loans at September 30, 1998 was 9.19%. Disregarding the impact of the capitalized interest, the yield would have been 9.00%, which is more indicative of the year to date yield.

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





































                                       TABLE I
                               AVERAGE BALANCE SHEET AND
                              NET INTEREST INCOME ANALYSIS
                                (In thousands of dollars)

                  Nine months Ended                      Nine months Ended
                 September 30, 1998                     September 30, 1997
                Average       Yield/              Average    Yield/
                Balance    Interest(1)   Rate     Balance    Interest(1)   Rate

INTEREST EARNING ASSETS

 Loans         $   69,178   $   4,767     9.19%   $ 62,023   $  4,279      9.20%

  Securities:
     Taxable       13,753         619      6.00     15,126        657       5.79
     Tax-exempt     3,771         203      7.18      4,129        226       7.29
               ----------   ---------    -------    -------   -------   --------

Total securities   17,524         822      6.25     19,255        883       6.11
               ----------   ----------   -------  ---------   ----------   -----


Federal funds
      sold          4,158          172      5.52     2,247         92       5.46
               ----------   ----------   -------   ---------   --------   ------

 Total interest earning
      assets       90,860        5,761      8.45    83,525      5,254       8.39
               ----------   ----------   -------   ---------   --------   ------

NON-INTEREST EARNING ASSETS
     Cash and due from banks                     2,300              2,606
     Bank premises and equipment                 2,010              2,089
     Other assets                                1,492              1,128
     Allowance for loan losses                    (710)              (643)
                                             ----------         ----------

              Total assets                   $   95,952         $   88,705
                                             ==========         ==========



INTEREST BEARING LIABILITIES
     Demand deposits      $   12,549   $  237    2.52   $ 13,285   $ 259    2.60
     Savings deposits         25,780      821    4.25     21,744     628    3.85
     Time deposits            29,931    1,159    5.16     29,426   1,128    5.11
                             -------   ------   -----     ------  ------   -----

Total Interest-bearing
          deposits            68,260    2,217     4.33    64,455   2,015    4.17

  Repurchase agreements        1,605       47     3.90       975      28    3.83
  Federal funds purchased        -         -        -        168       5    3.97
  Long-term FHLB borrowings    5,496      272     6.60     3,462     175    6.74
                              -------   ------   -----    ------    ----- ------

Total other interest bearing
   liabilities                  7,101     319     5.99     4,605     208    6.02

Total Interest bearing
      liabilities               75,361  2,536     4.49    69,060   2,223    4.29

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
          Demand deposits                    $   10,250        $    9,440
          Other liabilities                         855               990
          Shareholders' equity                    9,486             9,215
                                             ----------        ----------

                  Total liabilities and
                  shareholders' equity       $   95,952        $   88,705
                                             ==========        ==========

              NET INTEREST
                  EARNINGS                   $    3,225        $    3,031
                                             ==========        ==========

NET YIELD ON INTEREST EARNING
     ASSETS                                       4.73%             4.84%
                                               ========          ========


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1998 and 1997.

(2) - For purposes of these computations, nonaccrual loans are included in the amounts of average loans outstanding. Included in interest is loan fees of $51,000 and 66,000 for 1998 and 1997, respectively.







                                       TABLE II

                            CHANGES IN INTEREST INCOME AND EXPENSE
                       DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                (In thousands of dollars)

                                         Nine months Ended
                                September 30, 1998 vs. September 30, 1997
                                          Increase (Decrease)

                                               Due to Changes in:
                                       Volume(1)         Rate(1)         Total
INTEREST EARNING ASSETS
     Loans                          $        493   $         (5)  $        488

     Securities:
          Taxable                            (61)            23            (38)
          Tax-exempt (2)                     (20)            (3)           (23)
                                     ------------------------------------------
              Total securities               (81)            20            (61)

     Federal funds sold                        79             1             80
                                       -------------   ------------    ---------

          Total interest earning assets       491             16           507
                                  ____________________________________________

INTEREST BEARING LIABILITIES
     Demand deposits                    (14)              (8)            (22)
     Savings deposits                   124               69             193
     Time deposits                       19               12              31
     Repurchase agreements               18                1              19
     Federal funds purchased             (3)              (2)             (5)
     Long-term FHLB borrowings           101              (4)             97
                                       -------           ------          -----
          Total interest bearing
               liabilities               245              68             313

         NET INTEREST EARNINGS   $       246    $         (52)     $      94
                                    ============   ================  ===========



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

During the third quarter of 1998, the Bank made a $29,000 provision for loan losses compared to $9,000 during the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, respectively, the provision for loan losses was $449,000 and $22,000. The additional provision in 1998 was primarily a result of a charge-off on a commercial real estate loan, as well as an increase in the specific allocation for a previously reserved credit. For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.

NON-INTEREST INCOME
Non-interest income includes revenues for all sources other than interest income and yield related loan fees. For the nine month period ended September 30, 1998, non-interest income totaled $350,000, representing an increase of $31,000 from the $319,000 recorded during the same period of 1997. As a percentage of average assets, non-interest income was 0.36% for both the nine month periods ended September 30, 1998 and 1997, respectively. The increase in non-interest income is due to increased trust and other income. Trust income has increased $22,000 or 50% during the nine months ended September 30, 1998 compared to 1997. Estates and other trust services tend to fluctuate from year to year, and trust revenues are currently expected to increase from 1997's levels during 1998. Other income for the nine months ended September 30, 1998 has increased $21,000 over the comparable period of 1997. During the quarter, the Bank recognized a $29,000 gain from the sale of two parcels of property acquired in foreclosure. The increases discussed above were offset by a general decrease in service fees.

On a quarter-to-quarter basis, non-interest income increased to $141,000 for the third quarter of 1998 compared to $116,000 for the third quarter of 1997 due to the reasons discussed above.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1998, the Company's non-interest expense totaled $2,405,000, representing an increase of $6,000, or 0.25%, over total non-interest expense incurred for the nine months ended September 30, 1997. However, expressed as a percentage of average assets, non-interest expense decreased to 2.51% at September 30, 1998, versus 2.69% at September 30, 1997.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 48% and 53% of total non-interest expense at September 30, 1998 and 1997, respectively. Salaries and employee benefits decreased $93,000, or 7.4% as of September 30, 1998 compared to September 30, 1997. This decrease is primarily due to the net impact of certain job eliminations and retirements, net of new employees and general merit and promotion-related pay increases for existing staff.

For the nine month period ended September 30, 1998, data processing expense totaled $154,000, an increase of $56,000 from the same period in 1997. In 1998, the Company has incurred $30,000 of additional data processing expense in connection with its Year 2000 testing. The Company is expected to incur additional expense during the remainder of 1998, however, the total expense for the Year 2000 testing related to the data processing function is not expected to exceed $35,000 for the fiscal year 1998. See additional discussion of Year 2000 issues in the Year 2000 section below.






Legal and professional expense totaled $149,000 for the nine month period ended September 30, 1998, an increase of $72,000 over the same period of 1997. During the quarter, the Company incurred approximately $56,000 in non-recurring legal and professional fees associated with its unsuccessful merger with a bank
holding company.   No  further  legal  and   professional   fees   associated
with the aforementioned attempted merger will be incurred as the Company terminated the merger negotiations. No other significant or unusual items accounted for the additional increase.

On a quarter-to-quarter basis, other non-interest expense totaled $840,000 for the third quarter of 1998 from $783,000 during the third quarter of 1997, an increase of $57,000. The majority of the increase was due to increased data processing and legal expenses as discussed above. These increases were offset by a decrease in salaries and related benefits also discussed above.

INCOME TAXES
The Company's income tax expense, which includes both Federal and State income taxes, totaled $180,000 for the nine month period ended September 30, 1998, reflecting a $122,000 decrease when compared to the same period of 1997. Income tax expense equaled 27.6% and 36.6% of income before taxes at September 30, 1998 and 1997, respectively. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of state income taxes and tax-exempt interest income included in income before income taxes.

FINANCIAL CONDITION
The Company's total assets were $95,714,000 at September 30, 1998, compared to $95,430,000 at December 31, 1997, representing a 0.29% increase, while average assets increased to $95,952,000 from $90,824,000 for the same periods, respectively. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities
The Bank's total securities portfolio decreased by $442,000 or 2.5% from December 31, 1997. This decrease is a result of normal maturities in the Company's securities portfolio net of new purchases. As a general rule, the Company is classifying all new securities purchases as available for sale, which has resulted in a higher percentage of available for sale securities in the Company's portfolio compared with previous periods. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loans and Related Risk Elements
Loans, net of unearned income, decreased during the third quarter of 1998 from $69,744,000 at year end 1997 to $69,380,000 as of September 30, 1998. Loan growth has remained relatively flat during 1998 compared to 1997. The majority of loan growth in 1998 has been mitigated or offset by two significant commercial loan payoffs during the first quarter of 1998 and the foreclosure and resulting charge-off of a commercial real estate credit in the second quarter of 1998. A summary of the Bank's loans by category in comparison to year end 1997 is included in Note 3 to the condensed consolidated financial statements.

In contrast to year to date loan growth, the Bank has experienced loan growth during the last three months of $731,000 or 1.06%, and future growth is expected, primarily in high-quality commercial and commercial real estate loans and residential mortgages. Management anticipates that the recent decline in the prime rate will impact the bank's loan portfolio primarily through refinancings. The Bank expects to remain competitive with the interest rates offered on its loan products. See the liquidity and interest rate management section for further discussion.

The allowance for loan losses was $776,000 at September 30, 1998 compared to $636,000 at December 31, 1997. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.12% at September 30, 1998 compared to 0.91% at December 31, 1997. Loans charged-off, net of recoveries of previously charged-off loans, totaled $309,000 and $63,000 for the nine months ended September 30, 1998 and 1997, respectively. For the year ended December 31, 1997, net charge-offs totaled $49,000. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1998 and 1997 and December 31, 1997.


The Company's allowance for loan losses is divided into allocated and unallocated categories. The allocated portion of the allowance is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At September 30, 1998, the unallocated portion of the allowance approximated $101,000 compared to $132,000 at year-end 1997, or 13.0% and 20.8% of the total allowance, respectively. The unallocated amount at September 30, 1998 and December 31, 1997 is considered necessary because the Bank's methodology used to calculate the allocated portion of the allowance does not yet reflect the additional risk factors which may be inherent in the portfolio due to the significant loan growth over the past two years.

The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. A summary of the Company's past due loans and non-performing assets is provided in the following table:

                         SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                                       (in thousands of dollars)


                                        September 30,       December 31,
                                     1998          1997            1997
-------------------------------------------   -----------   --------------
Loans past due 90 or more days
     still accruing interest    $         -   $         -       $       -
                                 ===========   ===========       =========

Non-performing assets:
     Non-accruing loans         $       425   $       851       $   1,733
     Other real estate owned            875            22              22
                                 -----------   -----------       ---------
                                $     1,300   $       873       $   1,755


                                 ===========   ===========       =========



In total, non-performing assets decreased to $1,300,000 compared to $1,755,000 at December 31, 1997. Non-accrual loans decreased significantly to $425,000 as of September 30, 1998, compared to $851,000 and $1,733,000 at September 30, 1997 and December 31, 1997, respectively. The $1,308,000 decrease from December 31, 1997 was due in large part to the Bank's foreclosure on the real property securing a commercial real estate construction note in May 1998. The construction note was placed on nonaccrual status in the first quarter of 1998. The loan customer has since filed for bankruptcy, and in the best interest of the Bank, the property was seized at foreclosure in an effort to minimize losses. The property was subsequently offered at public auction and purchased by the Bank for $875,000 and placed in other real estate owned in May 1998. The difference between the note balance and the purchase price ($273,000) was charged to the allowance for credit losses. The property is approximately 90% to 95% complete for its intended use. Currently, the Bank is in the process of marketing the real estate at its current completion state and several parties have expressed interest in the site. Depending upon the offers received on the site, management may decide to complete construction of the property in an effort to improve the site's marketability. Approximately $50,000 would be needed to complete construction of the property for its intended use. Due to the extended period in which the Bank has held the foreclosed property, an updated appraisal value is expected to be obtained by year end to ensure proper valuation of property. Additional loss may be incurred.

As a result of the aforementioned foreclosure and related charge to the allowance for credit loses and subsequent evaluation of the sufficiency of the allowance, a provision for credit losses of $449,000 during the nine months ended September 30, 1998 was necessary to restore the unallocated allowance to a level considered appropriate by management. Based upon management's analysis of the allocated and unallocated reserve amounts as of September 30, 1998, the reserve appears adequate to absorb specifically identified losses and other losses inherent in the loan portfolio. Future provisions for credit losses are not anticipated for the remainder of 1998.

Deposits
Total deposits increased $219,000 or 0.27% to $78,555,000 as of September 30, 1998, from $78,336,000 at December 31, 1997. In addition, average total deposits increased from $65,053,000 as of December 31, 1997 to $68,260,000 at September 30, 1998, or 4.70%. The majority of the increase in average total deposits was in savings accounts. Average savings accounts increased from $22,108,000 at December 31, 1997 to $25,780,000 at September 30, 1998, or 16.61%. The increase is primarily due to the competitive rate the Bank offers on a certain savings product. Overall, deposits are expected to remain at their current levels for the remainder of 1998.






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

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $6,359,000 at September 30, 1998 versus $5,901,000 at December 31, 1997. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of September 30, 1998 of $5,945,000 in securities maturing within one year. Also, the Company has classified additional securities with an estimated fair value totaling $5,011,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company's subsidiary bank has unused lines of credit available under existing borrowing arrangements.

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























                                        TABLE III
                               INTEREST RATE SENSITIVITY GAPS




                                     September 30, 1998
                                  (In thousands of dollars)

                                                      Repricing (1)
                           0 to 3      3 to 6       6 to 12     After
                           Months      Months       Months    12 Months    Total

INTEREST EARNING ASSETS
     Loans, net of
          unearned income $21,378   $  4,104      $ 9,432    $  34,040   $68,954
     Securities             1,984      2,206        1,514       10,523    16,227
Federal funds sold          4,330        -            -           -        4,330
                          --------    -------       ------     -------- --------

   Total interest
      earning assets       27,692       6,310      10,946       44,563    89,511
                       -----------  ----------   ---------   ---------  --------

INTEREST BEARING LIABILITIES
     Demand deposits       12,032       -            -           -        12,032
     Savings deposits      27,438       -            -           -        27,438
     Time deposits         10,016       9,347        5,147       5,000    29,510
     Repurchase
         agreements         1,225       -            -           -         1,225
     Long-term FHLB
           borrowings           6           6            6        5,472    5,490
                         ---------    --------     -------     --------    -----

Total interest bearing
           liabilities     50,717       9,353       5,153        10,472   75,695
                          --------    --------    --------     --------  -------


Contractual interest
     sensitivity gap      (23,025)     (3,043)      5,793        34,091   13,816

     Adjustment (2)        39,470     (39,470)        -            -         -
                        ---------  ----------   ---------     ---------  -------

Adjusted interest
     sensitivity gap   $   16,445   $(42,513)   $   5,793   $   34,091  $ 13,816
                      ===========   =========  ==========    ========= =========

Cumulative adjusted
   interest
      sensitivity gap  $   16,445   $ (26,068)   $ (20,275)  $  13,816
                      ===========  ==========    ==========  =========

Cumulative adjusted
      gap ratio             2.46        0.57        0.69        1.18
                      ===========  ==========   =========   =========

Cumulative adjusted gap
 as a percentage
 of total earning assets  18.37%     (29.12%)    (22.65%)      15.43%
                       ==========  ==========   =========   =========



(1) -     Repricing on a contractual basis unless otherwise noted.

(2) - Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.69, or ($20,275). Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of September 30, 1998, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.


CAPITAL RESOURCES





Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at September 30, 1998 was $9,600,000 compared to $9,325,000 at December 31, 1997, representing an increase of $275,000, or 2.95%. A reconciliation of the increase is reported in the Condensed Consolidated Statement of Shareholders' Equity. Average total shareholders' equity expressed as a percentage of average total assets decreased from 10.2% at December 31, 1997 to 9.9% at September 30, 1998. Cash dividends totaling $231,000, or
$1.20 per share were declared during the first nine months of 1998, which is the same dividend level paid in the same period of 1997. These payout levels represented 49% and 42% of the company's year-to-date earnings for September 30, 1998 and 1997, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                                  RISK-BASED CAPITAL RATIOS
                                     September 30, 1998

                                                                       Minimum
                                                   Actual           Requirement

          Total risk-based capital ratio           15.60%                8.00%
          Tier 1 risk-based capital ratio          14.43%                4.00%
          Leverage ratio                            9.83%                3.00%


Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

YEAR 2000

The Year 2000 issue has been given a high priority of the Board and management. In preparation for the Year 2000, the Board of Directors formed a Year 2000 Committee. The Committee has been in existence since 1997 and has been charged to review all mission critical systems of the Bank to ensure that all systems are Year 2000 compliant. The Committee regularly reports to the Board the progress of its review and testing of the mission critical systems.

The Committee has developed and adopted a formal Year 2000 Plan. The plan addresses the risks and concerns of not being Year 2000 compliant. It also outlines the scope of the review and related timetable for testing the mission critical systems. A contingency plan has been established should the Company encounter Year 2000 disruptions. The Company has encountered natural disasters within the past two years in which a similar contingency plan was put into action. Because of this recent experience, management feels confident the Bank is in a good position to handle daily operations with minimal disruption and inconveniences to its customers should mission critical systems fail.


The Company has outsourceed a number of mission critical functions with a data processor. The data processor is responsible for maintaining the general ledger and all subsidiary ledgers. In addition, the data processor is responsible for all report and statement generation. Because of the significant reliance on the data processor, management and the data processor have partnered in testing the data interface between the two. Final testing of the interface is expected to be completed by the end of the year. In addition to the data interface, all hardware and software of the Company have been inventoried. To date, all hardware has been tested for Year 2000 compliancy, and currently all such hardware is Year 2000 compliant. Testing of software is expected to be completed by the end of the first quarter of 1999, along with all automated teller machines. In addition to its own internal testing, management will gain assurance  from all  major  vendors  and  suppliers  that  they  are  Year  2000 compliant.

To date the Company has incurred approximately $30,000 of noncapital expense for the testing of the interface with its data processor. Approximately $5,000 in additional expense will be incurred throughout the remainder of the year for final testing. In addition, the Company has leased ten new computers in preparation for Year 2000. The lease, which is accounted for as an operating lease, is for two years with a monthly payment of approximately $800. As mentioned above, the automated teller machines will be tested in the first quarter of 1999. The total cost of the testing is not expected to exceed $4,000. No other material outlays are expected by management in preparation for Year 2000.






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

          b). A Form 8-K, Current Reports was filed on September 6, 1998 announcing that the Company has canceled its letter of intent to merge with Pocahontas Bankshares Corporation, a West Virginia corporation and registered bank holding company. The document is incorporated herein by reference in its entirety.






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




                                        FIRST NATIONAL BANKSHARES CORPORATION



                                  By    /S/ L. Thomas Bulla
                                                               L. Thomas Bulla
                                         President and Chief Executive Officer


                                  By    /S/ Charles A. Henthorn
                                                            Charles A. Henthorn
                                            Secretary to the Board of Directors

                                  By    /S/ Matthew L. Burns
                                                          Matthew L. Burns, CPA
                                   Chief Financial Officer, First National Bank
                                   (Principal Financial and Accounting Officer)




Date:    November 12, 1998






                                                       EXHIBIT 11
                                            COMPUTATION OF PER SHARE EARNINGS


Basic Earnings Per Share
     Basic earnings per share is calculated based upon the Company's net income after income taxes, divided by the weighted average number of shares outstanding during the fiscal period.

Diluted Earnings Per Share
     Diluted earnings per share is calculated based upon the Company's net income after income taxes, divided by the weighted average number of shares outstanding during the period plus the conversion, exercise or issuance of all potential common stock instruments unless the effect is to increase the income per common share from continuing operations.