Form 10-K
period 1998-12-30
FIRST NATIONAL BANKSHARES CORP
filed 1999-03-29
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                            FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]
         For the fiscal year ended      December 31, 1998
                                                          OR
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

As of February 28, 1999, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant was $14,467,725. This value is based on the price at which said stock was actually sold in a transaction reported to management which took place on or about February 28, 1999, (management believes $75.00 was paid per share), since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ.

The total number of shares of the registrant's common stock outstanding as
of February 28, 1999, was   192,903  .

Documents Incorporated by Reference:
                                                   Part of Form 10-K into which
Document                                           the document is incorporated
---------                                        ------------------------------
Articles of Incorporation,
from December 31, 1994 Report 10-K                          Part IV, Item 14
By-Laws, from December 31, 1994 Report 10-K                 Part IV, Item 14
Material Employment Contract,
from December 31, 1994 Report 10-K                          Part IV, Item 14
Material Lease Contract,
from March 31, 1997 Form 10-Q                               Part IV, Item 14
S-8 Registration Statement, from July 31, 1997 Form S-8     Part IV, Item 14
Specimen Copy of Incentive Stock Option
Plan Agreement, from December 31, 1996 Report 10-K          Part IV, Item 14


      THIS REPORT CONTAINS 66  PAGES.  THE INDEX TO EXHIBITS IS ON PAGE 57 .
                          ----                                         ----




                        FIRST NATIONAL BANKSHARES CORPORATION
                                       Form 10-K

                                   Table of Contents
                                                                           Page
PART I

         Item 1 - Business....................................................3

         Item 2 - Properties..................................................6

         Item 3 - Legal Proceedings...........................................6

         Item 4 - Submission of Matters to a Vote of Security Holders.........6

PART II

         Item 5 - Market for the Registrant's Common Equity and Related
                    Stockholder Matters....................................6 -7

         Item 6 - Selected Financial Data.....................................8

         Item 7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operation...................9 - 21

         Item 8 - Financial Statements and Supplementary Data...........22 - 49

         Item 9 - Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...................50

PART III

         Item 10 - Directors and Executive Officers of the Registrant...51 - 53

         Item 11 - Executive Compensation.................................54-55

         Item 12 - Security Ownership of Certain Beneficial Owners and
                     Management.........................................55 - 56

         Item 13 - Certain Relationships and Related Transactions............56

PART IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports on Form
                     8-K Financial Statements................................57

         Signatures..........................................................58



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

The Bank accepts deposits primarily from customers located within its primary market area. The Bank offers both its individual and business customers assorted deposit products with various maturities and interest rates, including non-interest bearing and interest bearing demand deposits, savings deposits, certificates of deposit, club accounts and individual retirement accounts. The Bank offers automated teller machines (ATM's) which allow customers to make deposits, withdraw cash, and transfer funds. In addition, the Bank offers automated telephone banking, whereby customers can use a touch-tone telephone to access account information and transfer funds between accounts.

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans, which approximate 46% of loans outstanding at December 31, 1998, consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. The Bank does not currently participate in any indirect lending programs. The Bank's participation in lease financing is immaterial.

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

Market Area
The Bank's primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County, plus Charleston and surrounding Kanawha County. Greenbrier County is predominately rural and comprised of moderate income households. Major employment in the area includes agriculture, tourism, health care, education and light manufacturing. Unemployment rates in the Greenbrier county area often exceed the state average, with 1998's YTD unemployment rate being 7.5% versus a West Virginia state-wide average of 6.6%. (All unemployment data has been taken from the West Virginia State Bureau of Employment Programs world-wide-web page.)


The Charleston branch is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia. Primary employment is related to various professional service industries, health care, state government, and the chemical industry. The Charleston area typically has unemployment rates far below the state average, with Kanawha County's 1998 YTD unemployment rate being only 4.5%. The Charleston MSA is much more insulated from economic downturns than the Greenbrier County area.

Competition
The banking and financial services business is highly competitive, especially in the Bank's market area. The Bank's principal competitors in Greenbrier County include four other commercial banks, each of which are owned by statewide or regional bank holding companies. As of December 31, 1998, management estimates that the Bank had deposits representing an estimated 19% of total deposits and loans representing an estimated 16% of total loans of all commercial banks servicing its market area. In addition, the Bank also competes for loans, deposits and trust accounts with other regional banks, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies affiliated with Federal and state governments.

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

Capital Standards - The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet, such as assets, and transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.

Failure to meet applicable capital guidelines could subject the Company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends or the issuance of a directive to increase capital, and termination of deposit insurance by the FDIC. Regulatory capital ratios of the Bank are set forth in Note 14 to the Consolidated Financial Statements which are included in Item 8 of this filing.

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

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk- based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Company's banking subsidiary was a "well-capitalized" institution as of December 31, 1998.

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

Employees
At December 31, 1998, the Bank employed 38 full-time and 2 part-time employees. The Company has no employees who are not also employees of the Bank. Such employees are not represented by any collective bargaining unit, and management believes its employee relations are good.

Statistical Information
The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in "Item 6 - Selected Financial Data" on page 8 and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 21 of this report.



ITEM 2 - PROPERTIES
The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that provides drive-in services, as well as customer parking for the principal office of the Bank.

The lease on the Bank's former Lewisburg branch commenced April 1, 1986, and ran for a 10-year term, expiring in March of 1996. Bank Management and the Board of Directors opted to renegotiate the lease in an attempt to reduce the annual cost to the Bank, as well as to evaluate other branch options. Negotiations did not result in a mutually satisfactory agreement, and the Board of Directors voted not to renew the current lease, but to commence with the purchase of land and the construction of a new branch location. The former branch facility was leased on a month-to-month basis through January, 1997. The Company completed construction of a new branch facility and commenced operations on January 27, 1997. The new branch facility is located on U.S. Route 219, approximately 1 mile north of the previous branch location, and is fully used in the Bank's operations. Management does not anticipate that this action will have any significant impact on its financial results, other than the reduction in lease expense which is largely negated by the increased depreciation expense and ongoing costs of ownership.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.



                                                            PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
As of February 28, 1999, the Company's common stock was held by approximately 487 stockholders of record.

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

While management occasionally knows of the actual price paid for its common stock in a transaction, management is not aware of prices paid in most, and sometimes all, sales of the Company stock since such transactions are privately negotiated. However, in some of these transactions, individuals have called the Company and asked for a value for its common stock. In response to such inquiries, the Company provides the individual with the book value of its common stock as of the end of the most recent quarter, as well as the most recent price per share paid in transactions reported to management. Stock trades during 1998 that were reported to management took place at $56.00 to $75.00 per share, with the most recent reported transactions having a per share price of $75.00. Since trades reported to management are infrequent, and private trades may be conducted which are not reported to management, no representations can be made regarding the fair value. Accordingly, the following high and low prices are the book values of a share of the Company's common stock at the beginning and end of each of the quarters as shown below.

                                                              6





--------------------------------------------------------------------------------


                                Book Value                         Book Value
                                   1998                              1997
                     --------------------------          ---------------------
                           High          Low                  High          Low
       First Quarter  $   49.29    $   49.04               $ 44.44      $ 46.19
       Second Quarter     49.41        48.54                 46.95        46.69
       Third Quarter      49.63        49.03                 47.80        47.29
       Fourth Quarter     50.53        50.11                 48.44        48.07

--------------------------------------------------------------------------------


A summary of dividends per share declared during 1998 and 1997 follows:

--------------------------------------------------------------------------------


                           1998              1997
                          --------          -------
       First Quarter     $   0.40          $   0.40
       Second Quarter        0.40              0.40
       Third Quarter         0.40              0.40
       Fourth Quarter        0.44              0.40

--------------------------------------------------------------------------------


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

ITEM 6. - SELECTED FINANCIAL DATA

                        (Dollars in thousands, except per share data and ratios)

                              1998      1997      1996      1995        1994
                              ------    ------    -------   -------   ---------
SUMMARY OF OPERATIONS
     Interest income      $   7,564     $ 7,041   $ 6,166   $ 5,688   $  5,599
     Interest expense         3,372       3,077     2,393     2,115      2,089
     Net interest income      4,192       3,964     3,773     3,573      3,510
     Provision for
          loan losses           449          31       --        --         123
     Non-interest income        445         422       433       415        419
     Non-interest expense     3,167       3,087     3,140     2,920      3,100
     Income before
          income taxes        1,021       1,268     1,066     1,068        706
     Income before
          cumulative effect of
          change in accounting
          principle             724         792       736       767        542
     Net income                 724         792       736       767        542

PER SHARE DATA
     Income before cumulative
          effect of change in
          accounting
          principle      $    3.76   $    4.11   $   3.82   $    3.98   $  2.82
     Net income:
          Basic               3.76        4.11       3.82        3.98      2.82
          Diluted             3.74        4.11       3.82        3.98      2.82
     Cash dividends declared  1.64        1.60       1.39        1.20      1.00
     Book value per share    50.53       48.44      45.93       43.72     37.98

AVERAGE BALANCE SHEET SUMMARY
     Loans, net of unearned
       discount and reserve $  68,696   $ 63,620   $ 48,037   $ 41,853  $ 40,954
     Securities                17,375     18,646     23,341     27,321    31,722
     Deposits                  78,949     75,149     69,838     66,367    72,082
     Long-Term Debt             5,494      3,862       --         --        --
     Shareholders' equity       9,543      9,239      8,672      8,223     7,779
     Total assets              96,442     90,824     79,985     75,351    80,274

AT YEAR END
     Loans, net of unearned
        discount and reserve $ 68,671   $ 69,108   $ 52,800   $ 45,773  $ 38,766
     Securities                17,866     17,311     22,617     24,015    30,802
     Deposits                  81,221     78,336     73,316     66,166    69,685
     Long-Term Debt             5,488      5,500       --          --       --
     Shareholders' equity       9,747      9,325      8,841      8,415     7,311
     Total assets              98,353     95,430     83,668     75,455    77,738

SELECTED RATIOS
     Return on average assets    0.75%     0.87%      0.92%       1.02%    0.68%
     Return on average equity    7.59      8.57       8.49        9.33     6.97
     Average equity to
          average assets         9.90     10.17      10.84       10.91     9.69
     Dividend payout ratio      43.64     38.92      36.35       30.12    35.52




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

Earnings Summary
The Company reported net income of $724,000 for 1998, representing a decrease of $68,000 or 8.58% over the $792,000 reported for 1997. The decrease in 1998 earnings was largely attributable to an increase in the provision for loan losses. This charge to earnings was offset by a $228,000 improvement in net interest income. Those factors significantly influencing results of operations are included in the following discussion.

On a per share basis, net income was $3.76 in 1998, $4.11 in 1997, and $3.82 in 1996. An analysis of the changes in earnings per share by major statement of income component is presented in the following table:

--------------------------------------------------------------------------------


                                                            1998          1997
                                                             vs.           vs.
                                                            1997          1996
                                                        ----------    ----------
 Basic earning per common share, prior year            $    4.11     $     3.82
    Increase (decrease) from changes in:
       Net interest income                                  1.18           1.00
       Provision for loan losses                           (2.17)         (0.16)
       Other income                                         0.12          (0.06)
       Other expenses                                      (0.41)          0.28
          Income taxes                                      0.93          (0.77)
                                                        ---------     ----------
     Basic earning per common share                    $    3.76     $     4.11
                                                        =========     ==========

--------------------------------------------------------------------------------


Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 0.75% for 1998, compared to 0.87% for 1997 and 0.92% for 1996. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 7.59% in 1998, 8.57% in 1997, and 8.48% in 1996. The decrease in both ROA and ROE was primarily due to the Company's decline in earnings in 1998 relative to previous years.

Net Interest Income
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 1998, 1997, and 1996, tax-equivalent adjustments of $91,000, $102,000, and
$109,000, respectively, are included in interest income, and were computed assuming a tax rate of 34.0% in all periods.




For the year 1998, the Company's adjusted tax-equivalent net interest income, as adjusted, increased $215,000 or 5.29% to $4,283,000 as compared to $4,068,000 and $3,882,000 in 1997 and 1996, respectively. This improvement is attributable to increased volume in the loan portfolio, which is the Bank's highest-yielding earning asset. However due to the higher cost of interest bearing liabilities, the Company's net yield on interest earning assets decreased from the previous year to 4.69% in 1998 compared with 4.75% in 1997 and 5.15% in 1996. As presented in TABLE II, savings deposits and FHLB borrowings accounted for the majority of increased interest expense in 1998. The average volume of savings deposits was 18% greater in 1998 compared to 1997. Much of the growth has been in a particular savings product that offers a tiered interest rate and is based upon the daily balance outstanding in the account. The majority of the accounts in this particular savings product are paid interest at the highest tiered rate, which is comparable to rates offered on short term time deposits or money market accounts at brokerage firms. The increase in FHLB Borrowings interest expense is due to the debt being outstanding for all of 1998 compared to nine months of 1997. It is expected that the Company's net interest margin will remain consistent with 1998's levels in 1999.

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

During 1998, the Company made a provision for loan losses of $449,000. This compares to a provision for loan losses of $31,000 and $0 made in 1997 and 1996, respectively. During 1998, an increased provision was necessary due to a significant charge-off on a commercial real estate loan, as well as an increase in the specific allocation for a previously reserved credit. For additional discussion of these factors and the related allowance for loan losses account, refer to the LOAN AND RELATED RISK ELEMENTS section of this discussion.






                                  TABLE I
             AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                             (Dollars in thousands)

                                                                  1998

                                                   Average
                                                   Balance  Interest      Rate
INTEREST EARNING ASSETS
    Loans, net of unearned discount (1)      $ 69,420       $  6,328         9.12
    Securities:
        Taxable                                13,712            819         5.97
        Tax-exempt (2)                          3,663            267         7.29
                                             --------       --------      ----
           Total securities                    17,375          1,086         6.25
                                             --------       --------      ----

    Federal funds sold                          4,474            241         5.39
                                             --------       --------      ----

           Total interest earnings assets      91,269          7,655         8.39


NON INTEREST EARNING ASSETS
    Cash and due from banks                     2,305           --        --
    Bank premises and equipment                 1,980           --        --
    Other assets                                1,612           --        --
    Allowance for loan losses                    (724)          --        --

           Total assets                      $ 96,442           --        --


INTEREST BEARING LIABILITIES
    Demand deposits                          $ 12,445       $    310         2.49
    Savings deposits                           26,266          1,104         4.20
    Time deposits                              29,892          1,536         5.14
                                             --------       --------      ----
           Total interest bearing deposits     68,603          2,950         4.30
    Repurchase Agreements                       1,574             59         3.75
    Federal Funds Purchased                      --             --        --
    Long-term FHLB borrowings                   5,494            363         6.61
                                             --------       --------      ----
           Total interest bearing liabilities  75,671          3,372         4.46

NON INTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
        Demand deposits                        10,346           --        --
        Other liabilities                         882           --        --
        Shareholders' equity                    9,543           --        --



           Total liabilities and
             shareholders' equity            $ 96,442           --        --



        NET INTEREST EARNING                                $  4,283



NET YIELD ON INTEREST EARNING ASSETS                                       4.69%



                                                            1997

                                                            Yield/      Average
                                              Balance      Interest      Rate
INTEREST EARNING ASSETS
    Loans, net of unearned discount (1)      $ 63,620      $  5,811         9.13%
    Securities:
        Taxable                                14,527           841         5.79
        Tax-exempt (2)                          4,119           303         7.36
                                             --------      --------      ----
           Total securities                    18,646         1,144         6.13
                                             --------      --------      ----

    Federal funds sold                          3,447           190         5.51
                                             --------      --------      ----

           Total interest earnings asset       85,713         7,145         8.33

                                                                        ----

NON INTEREST EARNING ASSETS
    Cash and due from banks                     2,554          --        --
    Bank premises and equipment                 2,092          --        --
    Other assets                                1,104          --        --
    Allowance for loan losses                    (639)         --        --


           Total assets                      $ 90,824          --        --



INTEREST BEARING LIABILITIES
    Demand deposits                          $ 12,953           344         2.66
    Savings deposits                           25,108           868         3.46
    Time deposits                              29,992         1,543         5.14
                                             --------      --------      ----
           Total interest bearing deposi       65,053         2,755         4.24
    Repurchase Agreements                       1,426            56         3.93
    Federal Funds Purchased                       126             7         5.56
    Long-term FHLB borrowings                   3,862           259         6.71
                                             --------      --------      ----
           Total interest bearing liabil       70,467         3,077         4.37

NON INTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
        Demand deposits                        10,096          --        --
        Other liabilities                       1,022          --        --
        Shareholders' equity                    9,239          --        --




           Total liabilities and
             shareholders' equity            $ 90,824          --        --




        NET INTEREST EARNING                                $  4,068




NET YIELD ON INTEREST EARNING ASSETS                                       4.75%
 ...





                                                                  1996

                                              Yield/       Average      Yield/
                                              Balance      Interest      Rate
INTEREST EARNING ASSETS
    Loans, net of unearned discount (1)      $ 48,037      $  4,667         9.72%
    Securities:
        Taxable                                18,855         1,072         5.69
        Tax-exempt (2)                          4,486           321         7.16
                                             --------      --------      ----
           Total securities                    23,341         1,393         5.97
                                             --------      --------      ----

    Federal funds sold                          4,049           215         5.31
                                             --------      --------      ----

           Total interest earnings asset       75,427         6,275         8.32

                                            --------      --------      ----

NON INTEREST EARNING ASSETS
    Cash and due from banks                     2,475          --        --
    Bank premises and equipment                 1,499          --        --
    Other assets                                1,194          --        --
    Allowance for loan losses                    (610)         --        --

                                            --------      --------      ----
           Total assets                      $ 79,985          --        --

                                            ========      ========      ====

INTEREST BEARING LIABILITIES
    Demand deposits                          $ 13,449           360         2.68
    Savings deposits                           20,419           727         3.56
    Time deposits                              26,325         1,293         4.91
                                             --------      --------      ----
           Total interest bearing deposi       60,193         2,380         3.95
    Repurchase Agreements                         320            13         4.06
    Federal Funds Purchased                      --            --        --
    Long-term FHLB borrowings                    --            --        --
                                             --------      --------      ----
           Total interest bearing liabil       60,513         2,393         3.95

NON INTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
        Demand deposits                         9,642          --        --
        Other liabilities                       1,155          --        --
        Shareholders' equity                    8,672          --        --

                                            --------      --------      ----


           Total liabilities and
             shareholders' equity            $ 79,982          --        --

                                            ========      ========      ====


        NET INTEREST EARNING                             $  3,882



NET YIELD ON INTEREST EARNING ASSETS
                                                                         5.15%




(1) - For purposes of this table, nonaccruing loans are included in average loan balances. Loan fees are also included in interest income
(2) - Computed on a fully Federal tax-equivalent basis using the rate of 34% for all years

                                         11



--------------------------------------------------------------------------------

                                   TABLE II
                        CHANGE IN INTEREST INCOME AND EXPENSE
                  DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                               (Dollars in thousands)


                          ________1998 vs. 1997                    1997 vs 1996
                               Increase (Decrease)           Increase (Decrease)
                                Due to Change in:             Due to Change in:
                             Volume    Rate     Total    Volume   Rate    Total
INTEREST EARNING ASSETS
    Loans                   $  529   $  (12)   $  517   $ 1,437  $ (293) $1,144

    Securities:
        Taxable                (48)      26       (22)     (250)     19    (231)
        Tax-exempt (2)         (33)      (3)      (36)      (26)      7     (19)
                           ---------  -------   -------  -------- ------ -------
         Total securities      (81)      23       (58)     (276)     26    (250)
                           ---------  -------   -------  -------- ------ -------

    Federal funds sold          55       (4)       51       (33)      8     (25)
                           ---------  -------   -------- -------- ------- ------

Total interest earning assets  503        7       510      1,128    (259)   869
                           ---------  -------   -------- -------- -------- -----

INTEREST BEARING LIABILITIES
    Demand deposits            (13)      (21)     (34)       (13)     (3)   (16)
    Savings deposits           172        64      236         63      78    141
    Time deposits               (5)       (2)      (7)       186      64    250
    Repurchase Agreements        6        (3)       3         43      -      43
    Federal Funds purchased     (4)       (4)      (8)         6      -       6
    Long-term FHLB borrowings  108        (4)     104        259      -     259
                             --------  -------  -------   -------  ------ ------
Total interest
 bearing liabilities           264        30      294        544     139    683
                             --------  -------  -------   -------  ------- -----

  NET INTEREST EARNINGS    $   239    $  (23)   $ 216     $  584   $(398) $ 186
                            =========  =======  =======   =======  ====== ======

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -   Calculated assuming a fully tax-equivalent basis using the rate of 34%.


--------------------------------------------------------------------------------


Non-interest Income
Non-interest income includes revenues from all sources other than interest income and yield related loan fees. Noninterest income totaled $445,000, $422,000, and $433,000 for the years ended December 31, 1998, 1997, and 1996, or
5.88%, 5.65%, and 6.56% of total income, respectively. 1998's non-interest income of $445,000 was up 5.45% and 2.77% from December 31, 1997 and 1996 levels, respectively. The following table details the components of non-interest income earned by the Company in 1998, 1997, and 1996, as well as the percentage increase (decrease) in each over the prior year.

--------------------------------------------------------------------------------

                                        1998             1997              1996
                                        Percent           Percent
                               Amount    Change   Amount    Change       Amount
Trust department income       $ 86,000    32.3 %  $65,000    (1.5%)   $  66,000
Service fees and commissions   248,000    (4.6)   260,000    12.1       232,000
Securities Gains (Losses), Net      -      0.0        -    (100.0)        1,000
Gain on Flood Insurance Proceeds    -      0.0        -    (100.0)       39,000
Other                          111,000    14.4     97,000     2.1        95,000
                            ----------  --------  -------- --------     --------
   Total                   $   445,000     5.45% $422,000    (2.5%)   $ 433,000
                            ==========  ========  ======== ========    =========

--------------------------------------------------------------------------------



Trust income was $21,000 greater in 1998 compared to 1997 and $20,000 greater than 1996's level. The increase was due to the Company administering a single large estate during 1998. Estates and other trust services tend to fluctuate from year to year, and trust revenues are currently expected to decrease from 1998's level to more historical levels during 1999. Service fees and commissions decreased by $12,000, or 4.6% to $248,000 in 1998. Deposit customers are very attuned to the service charges on deposit accounts. As a result, deposit customers are keeping larger account balances on hand in order to avoid fees and/or overdraft charges. As such, a general decline in service fee income has resulted. Management will continue to seek new ways of increasing the Company's fee income in the future through new product offerings and the restructuring of existing products. During 1996, the Company realized a net gain of $39,000 from insurance proceeds received as a result of flood damage to the Bank's main banking facility. A total of $55,000 in direct flood-related expenses were offset by $94,000 in insurance proceeds. All excess monies were invested in additional fixed assets and are being depreciated over their estimated useful lives in accordance with generally accepted accounting principals. Other income increased $31,000 from 1997 and $35,000 from 1996. The increase in 1998 was due to gains totaling $23,000 realized on the sale of repossessed property. Although the Company engages in the foreclosure and sale of such property during the ordinary course of business, such gains or losses realized from time to time are unusual and are not expected to be a significant source of income in the future.

Non-interest Expense
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. The following table itemizes the primary components of non-interest expense for 1998, 1997 and 1996, and the percentage increase (decrease) in each over the prior year.

--------------------------------------------------------------------------------

                                   1998               1997                 1996
                                        Percent              Percent
                              Amount     Change    Amount     Change      Amount
Salaries and employee
     benefits             $ 1,542,000    (5.9)% $ 1,639,000     0.7% $ 1,628,000
Net occupancy expense         283,000     1.1       280,000    (4.1)     292,000
Equipment rental,
 depreciation and
     maintenance              294,000    16.7       252,000    16.7      216,000
Federal deposit
     insurance premiums         9,000    28.6         7,000   133.3        3,000
Data processing               195,000    46.6       133,000   (16.9)     160,000
Advertising                    65,000   (15.6)       77,000     -         77,000
Professional & legal          161,000    56.3       103,000    (7.2)     111,000
Mailing and postage            76,000     0.0        76,000    (6.2)      81,000
Directors' fees and
    shareholders' expense     100,000    (2.0)      102,000    10.8       92,000
Stationery and supplies        71,000   (25.3)       95,000    (2.1)      97,000
Other                         371,000    14.9       323,000   (15.7)     383,000
                           ----------   -------    --------   -------   --------

   Total                 $  3,167,000     2.6%  $ 3,087,000    (1.7)%$ 3,140,000
                           ===========  =======  ===========  =======  =========

--------------------------------------------------------------------------------


Salaries and employee benefits represent the Company's largest non-interest cost, comprising approximately 48.7% of total non-interest expense in 1998 and 53.1% in 1997. Salaries and employee benefits decreased $97,000, or 5.9%, from 1997's. The decrease was due in part to the Company having approximately three fewer full-time equivalent staff employed in 1998 compared to 1997. The decrease in staff was a result of retirements and voluntary resignations. Management feels that the existing staff is adequate to meet its customer needs without incurring significant amounts of overtime or contractual labor expense, therefore, the positions, for at least the short-term, will not be filled. The decrease in salaries and employee benefits was further aided by the temporary suspension of the executive incentive plan in 1998, in which $75,000 was incurred under the plan in 1997. Management expects to reinstate the plan for 1999. The aforementioned items were mitigated by normal merit raises for the existing staff and a general increase in the cost of benefit programs offered to all employees of the Company.

Equipment rental, depreciation and maintenance expense increased $42,000 or 16.7% over 1997's total. In response to the Company's Year 2000 readiness, the Company upgraded several computers and related equipment in 1998 by entering into an operating lease arrangement with a supplier. Although the lease payments would nearly offset the depreciation on the equipment had it been purchased, the bulk of the computer equipment replaced was fully depreciated, therefore, the lease payments added to the expense incurred in 1998. In addition, depreciation expense was higher in 1998 due to a full year's depreciation on 1997's acquisitions, which were higher than ususal due to equipping the new branch in Lewisburg.




Data processing expense increased $62,000 or 46.6% from 1997. In 1998, the Company incurred approximately $30,000 in additional expense for testing its data processing function for Year 2000 compliancy. See further discussion of the Company's Year 2000 assessment and remediation in the YEAR 2000 section of this discussion. The remaining increase is due to the significant growth in the number of loan and deposit accounts processed. The growth in the number of accounts over the past two years has been stimulated by the addition of the Charleston branch and new deposit products.

Legal and professional fees increased $58,000 or 56.3% from 1997. During 1998, the Company incurred approximately $56,000 in legal and professional fees associated with its unsuccessful merger discussions with a bank holding company. No further legal and professional fees associated with the aforementioned merger discussions will be incurred as the Company terminated the merger negotiations.

No other significant or unusual variances from previously reported non-interest expense line items were incurred during 1998.


Income Taxes
The Company's income tax expense, which includes both Federal and State income taxes, totaled $297,000 or 29.1% of pre-tax income in 1998, compared to $476,000 or 37.5% in 1997, and $330,000 or 30.9% in 1996. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pre-tax income, primarily because of State income taxes and interest income derived from tax-exempt securities. Additional details relative to the Company's income taxes are included in Note 9 to the accompanying consolidated financial statements.


Changes in Financial Position
Total assets increased $2,923,000 or 3.06% to $98,353,000 at year end 1998 compared to $95,430,000 at year end 1997. This increase in total assets resulted from an increase in total deposits of $2,885,000 or 3.68%. At year end, these funds were primarily invested in Federal funds sold and investment securities due to net payoffs incurred in the loan portfolio. Average total assets also increased, up 6.19% from $90,824,000 during 1997 to $96,442,000 during 1998.
TABLE I presents the Company's average balance sheet composition for the years ended 1998, 1997 and 1996.

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

The total securities portfolio increased $555,000 or 3.21% to $17,866,000 at December 31, 1998, compared to December 31, 1997. Conversely, average total securities decreased from $18,646,000 during 1997 to $17,375,000 during 1998, a decrease of 6.81%. Given the flat yield curve on U.S. Government bonds and agencies and management's attention to liquidity and interest rate risk, management opted to invest excess funds into Federal funds sold. As a result, the average balance of the securities portfolio decreased from 1997. This movement of funds from securities to Federal funds sold was a gradual process occurring as various securities reached their scheduled maturity dates. No securities were sold to fund loan growth or meet other liquidity needs. At year end when interest rates on short to medium term U.S. Government bonds and agencies began to improve, management shifted overnight funds into the securities portfolio. As a result, the securities portfolio at December 31, 1998 nearly equaled the balance at December 31, 1997. At year end, securities represented 18.2% of total assets at December 31, 1998 compared to 18.1% at year-end 1997.

At year end 1998, the Company had an unrealized gain on securities classified as available for sale of less than $7,000 net of applicable deferred income taxes. This is substantially unchanged from 1997's net unrealized gain of less than $1,000, net of applicable deferred income taxes.

The Company had approximately 49% of its securities portfolio classified as held-to-maturity at year-end 1998, compared to approximately 71% at year-end 1997. The decrease from the prior year is a result of normal maturities during the year. As a general rule, the Company classifies all new securities purchases as available-for-sale.




Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this filing. At December 31, 1998, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent (10.0%) of shareholders' equity. The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 1998 are summarized in TABLE III.

--------------------------------------------------------------------------------


                                        TABLE III
                                SECURITY MATURITY ANALYSIS (2)
                           (At amortized cost, dollars in thousands)


                                                              After One               After Five
                                      Within                  but within              but within             After
                                     One Year                 Five Years              Ten Years              Ten Years
                                      Amount     Yield(1)      Amount     Yield(1)    Amount      Yield(1)   Amount      Yield(1)

Securities Held to Maturity
    U.S. Government agencies
        and corporations            $   1,228      5.60%    $    4,001      5.63%    $   -           -   %  $ -           -   %
    State and political
        subdivisions                      255    4.35            2,535      4.89           720     4.61       -         -
                                    ---------               ----------               ---------              -------
           Total                    $   1,483    5.38       $    6,536      5.34     $     720     4.61     $ -         -
                                    =========               ==========               =========              =======

Securities Available for Sale
    U.S. Government agencies
        and corporations            $   2,493     5.73      $    6,003      5.79     $   -         -        $ -         -
                                    =========               ==========               =========              =======



(1) -- Weighted average yield presented without adjustment to a tax equivalent basis. (2) - Excludes equity securities, such as Federal Reserve Bank and Federal Home Loan Bank stock.

-------------------------------------------------------------------------------


Loans
During 1998, loans, net of unearned income, decreased $307,000, or 0.44%, to $69,437,000 from $69,744,000 at year end 1997. Conversely, average loans outstanding, net of unearned income, increased from $63,620,000 in 1997 to $69,420,000 in 1998, or 9.12%. A summary of the Company's year-end loan balances by type, as well as an analysis of the increase (decrease) in such balances from December 31, 1997 to December 31, 1998, is summarized in the following table.

--------------------------------------------------------------------------------


                                                   Percent
                                                  Increase
                                 1998            (Decrease)           1997
                           ---------------   ---------------  ----------------
Commercial, financial
 and agricultural             $26,581,000           (9.7)%         $29,431,000
Real estate - construction        956,000          (72.8)            3,515,000
Real estate - mortgage         31,646,000            8.9            29,067,000
Installment                     8,482,000           32.8             6,389,000
Other                           1,772,000           29.7             1,366,000
                             ------------                         -------------
                              $69,437,000           (0.4)          $69,768,000
LESS: Unearned Discount       _________-                                24,000

    TOTAL LOANS               $69,437,000           (0.4)          $69,744,000
                              ===========                         ==============

--------------------------------------------------------------------------------


Fueled by the lowest prime rate in recent years, both the real estate - mortgage and installment loan portfolios grew during 1998. In addition, the Company was able to form many new commercial relationships during the year. However, several large-dollar loan payoffs in the commercial portfolio offset any growth during 1998. The decline in loans was further aided by the foreclosure on a real estate construction note in May 1998. Management believes loan demand will remain strong for the mortgage and installment loan portfolios in 1999. In addition, high quality commercial and commercial real estate loans remain a target of the Company.

    A summary of loan maturities by loan type as of December 31, 1998 is included in Note 4 of the Notes to Consolidated Financial Statements included in
Item 8 of this filing.


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

At December 31, 1998 and 1997, the allowance for loans losses of $766,000 and $636,000 represented 1.1% and 0.9% of gross loans, respectively, and was considered adequate to cover inherent losses in the subsidiary bank's loan portfolio as of the respective evaluation date. The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The Company performs a quarterly evaluation of the loan portfolio to determine its adequacy. The evaluation is based on assessments of specifically identified loans, loss experience factors, current and anticipated economic conditions and other factors to identify and estimate inherent losses from homogeneous pools of loans.

The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At December 31, 1998 and 1997, respectively, the unallocated portion of the allowance approximated $95,000 and $132,000 or12.4% and 20.8% of the total allowance. The unallocated amount at December 31, 1998 and 1997 has been considered necessary primarily considering that historical loss factors used in the Bank's methodology to calculate the allocated portion of the allowance do not yet reflect the additional risk factors which may be inherent in the portfolio due to loan growth over the past two years.

The year end 1998 allowance is $130,000 more than 1997's year end balance. As more fully discussed in the following paragraphs, this is due primarily to an increase in the specific allocation of loss assigned to a commercial note and the charge-off of a construction note in May 1998. Management believes that the current allowance is sufficient to cover any potential losses in the current loan portfolio. An allocation of the allowance for loan losses to specific loan categories is presented in TABLE IV.















                                                              16





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                               TABLE IV
               ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                        (Dollars in thousands)

                                 1998            1997                     1996
                           ----------------------------------------------------
                                     Percent           Percent          Percent
                                    of Total          of Total         of Total
                            Amount     Loans   Amount    Loans    Amount  Loans

Commercial, financial,
   and agricultural       $  380      38.3%    $310       42.1%  $  136    36.6%
Real estate - construction     1       1.4       -         5.4       -      4.5
Real estate - mortgage       111      45.6       93       41.5      102    45.0
Installment                  178      12.2      101        9.1      103    11.5
Other                          1       2.5       -         1.9       -      2.4
Unallocated                   95        -       132         -       313      -
                         ---------   -------  --------  --------  ------  ------

                          $  766     100.0%    $636      100.0%   $ 654   100.0%
                         =========   =======  ========  ========  ======  ======

--------------------------------------------------------------------------------


The Bank was in a net loss position (more money was charged-off than was recovered from previously charged-off loans) during 1998. Loan charge-offs, net of recoveries, for 1998 were $319,000 compared to $49,000 and ($11,000) in 1997 and 1996, respectively. Expressed as a percentage of average loans outstanding during 1997, 1996 and 1995, net loan charge-offs were 0.46%, 0.08% and (0.02)%, respectively. The increase in the net charge-offs is directly related to the Company's foreclosure on a construction note in May 1998. The construction note was placed on nonaccrual status in the first quarter of 1998. The loan customer has since filed for bankruptcy, and in the best interest of the Bank, the property was seized at foreclosure in an effort to minimize losses. The property was subsequently offered at public auction, purchased by the Company for $875,000 and placed in Other Real Estate Owned in May 1998. The difference between the note balance and the purchase price ($273,000) was charged to the allowance for credit losses.

As a result of the aforementioned foreclosure and related charge to the allowance for loan losses and subsequent evaluation of the sufficiency of the allowance, a provision for loan losses of $449,000 during the year ended 1998 was necessary to restore the unallocated allowance to a level considered appropriate by management. See Note 5 of the Notes to the Consolidated Financial Statements for an analysis of the activity in the Company's allowance for loan losses in 1998, 1997 and 1996.

The following presents a summary of the Company's non-performing assets and accruing loans past due 90 days or more at December 31, 1998, 1997 and 1996.

--------------------------------------------------------------------------------

                                              (in thousands)
                                                December 31,
                                        1998           1997        1996
                                      ---------    ----------    --------
Non-performing assets:
   Nonaccrual loans                  $   318       $    1,733    $    161
   Other real estate owned               875               22          22
   Restructured loans                     -                -           -
                                      ---------      ---------     -------

                                     $ 1,193       $     1,755   $    183
                                      =========      ==========    =========

Accruing loans past due
      90 days or more                $     -       $        -     $     -
                                      =========      ==========    =========

--------------------------------------------------------------------------------


The Company places into nonaccrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. If interest on nonaccrual loans had been accrued, such income would have approximated $34,000, $112,000 and $15,000 in 1998, 1997 and 1996, respectively.
Interest income recognized on nonaccrual loans and included in Company interest income is not material. As discussed above, a construction note, which was included in nonaccrual accrual loans at December 31, 1997 was foreclosed upon in 1998. The property remains in Other Real Estate Owned at December 31, 1998. As more fully discussed in Note 17 of the Notes to the Consolidated Financial Statements, subsequent to year end the property was leased.


Deposits
Total deposits increased by 3.68% to $81,221,000 at December 31, 1998, from $78,336,000 at December 31, 1997. Average deposits increased $3,800,000 or 5.05% from 1997 to total $78,949,000 at December 31, 1998. As previously discussed, savings deposits, on average, grew 4.61% or $1,158,000 from 1997. The majority of the growth was in a savings product that pays interest at a tiered rate based upon the average outstanding balance in the account. Deposit customers are attracted to this product due to the competitive interest rate offered on the product, along with the liquidity afforded a savings product. Both interest-bearing demand deposits and certificate of deposits balances, on average, decreased marginally from 1997. The majority of the runoff in these deposits products was shifted to the savings deposits. See Table I for a comparison of the average deposit balances for the years ended 1998, 1997 and 1996.

Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Securities Sold under Agreements to Repurchase
As more fully discussed in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, during 1996 the Bank became involved in repurchase agreements with certain commercial customers. The balances involved in repurchase agreements increased during 1998 as additional commercial accounts were obtained, and it is expected that these balances will continue to grow during 1999 as the Bank seeks additional commercial accounts. Interest paid on these borrowings is tied to the Federal Funds rate, depending on the outstanding deposit balances.

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

Additionally, a real estate project benefitting low-income residents was funded in part through the FHLB's Community Investment Program ("CIP"). This program allows matched funding of qualifying projects at rates significantly below the market rates for similar non-CIP funds. In December of 1997, the Company obtained a $500,000 five-year advance as part of the CIP program. This advance is on a matched amortization with the underlying note and will amortize in accordance with standard loan terms. For more information on this FHLB debt refer to Note 8 of the Notes to Consolidated Financial Statements included in
Item 8 of this filing.

Liquidity and Interest Rate Risk Management
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which measured $8,016,000 at December 31, 1998. Liquidity is considered to be more than adequate. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability of approximately $3,976,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $5,981,000 classified as available for sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

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







                                                              18







--------------------------------------------------------------------------------

                                        TABLE VI
                               INTEREST RATE SENSITIVITY GAPS
                                    December 31, 1998
                                  (Dollars in thousands)

                                            Repricing (1)
                                      0-90   91-180   181-365   After
                                      Days    Days      Days    1 Year    Total
                                  --------   -------  --------  -------  -------
INTEREST EARNING ASSETS
   Loans, net of unearned discount $23,967   $4,765   $8,754    $31,951 $69,437
   Securities (at amortized cost)    2,221      255    1,500     13,259  17,235
   Federal funds sold                5,679       -       -          -     5,679
                                  ---------  -------  --------  -------  -------
Total interest earning assets       31,867    5,020   10,254     45,210  92,351
                                  ---------  -------  --------  -------  -------

INTEREST BEARING LIABILITIES
   Demand deposits                 $11,898   $   -    $  -       $   -   $11,898
   Savings deposits                 22,958      413    2,167      2,227   27,765
   Time deposits                    10,125    5,818    6,398      7,094   29,435
   Repurchase Agreements               951       -        -          -       951
   Long-term FHLB borrowings             6        6        6      5,470    5,488
                                  ---------   -------  -------  -------- -------
       Total interest bearing
         liabilities                45,938    6,237     8,571     14,791  75,537
                                  ---------   -------  -------  -------- -------

       Contractual interest
         sensitivity gap            (14,071)  (1,217)   1,683     30,418  16,813

   Adjustment (2)                    19,899  (19,899)      -         -        -
                                  ---------   -------- --------  -------- ------

       Adjusted interest
         sensitivity gap            $ 5,828 $(21,116)   $1,683   $30,418 $16,813
                                   ========  ========  ========  =======  ======

   Cumulative adjusted interest
       sensitivity gap              $ 5,828 $(15,288)  $(13,605) $16,813
                                   ========= ========  =========  =======

   Cumulative adjusted gap as a percent
       of total earning assets        6.31%  (16.55%)    (14.73%)  18.21%

   Cumulative adjusted
       rate-sensitivity ratio         1.22      0.71        0.78    1.22

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

--------------------------------------------------------------------------------


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.78. Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 1999 could have a significant negative impact on the Bank's net interest income in 1999. However, interest rates on approximately 35.2% of the Bank's interest-bearing liabilities may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of December 31, 1998, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.


Capital Resources
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at December 31, 1998 was $9,747,000 compared to $9,325,000 at December 31, 1997, representing an increase of 4.53%. A reconciliation of the increase is reported in the Consolidated Statement of Shareholders' Equity found in Item 8 of this filing. Average total shareholders' equity expressed as a percentage of average total assets decreased from 10.17% to 9.90% at December 31, 1998. The decrease is explained by the increase in average assets from 1997 coupled with lower earnings in 1998.

The Company's subsidiary bank is subject to minimum regulatory risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 1998, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.

--------------------------------------------------------------------------------

                               RISK-BASED CAPITAL RATIOS
                                                            Minimum
                                        Actual           Requirement

 Total risk-based capital ratio          15.77%             8.00%
 Tier 1 risk-based capital ratio         14.62%             4.00%
 Leverage ratio                           9.94%             3.00%

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

Year 2000 Issues
The Company relies heavily on computer systems to accurately process date-sensitive data. As such, there is a general concern that computer systems that operate with two digit date fields rather than four digit date fields will recognize the year 2000 as the year 1900, resulting in system failures and erroneous data. This concern is widely known as the Year 2000 Issue (or "Y2K"). The concern is not limited to information or traditional computer systems only. The potential risk also extends to non-information systems such as software applications, telephones, heating and cooling systems, security systems or any other machine or application that employs computer technology or embedded chips. The Year 2000 issue has been given a high priority by Management. In preparation for the Year 2000, Management formed a Year 2000 Committee. The Committee has been in existence since early 1998 and has been charged to perform the following tasks as adopted in a formal Year 2000 Plan: (1) To make aware to all employees, customers, and vendors the issues concerning Year 2000 and the potential consequences of not being Year 2000 compliant; (2) To assess the Company's readiness for Year 2000 by identifying all critical information systems, as well as non-information systems, that potentially could be impacted by the Year 2000;
(3) To renovate/remediate systems that are not Year 2000 compliant; (4) To test or validate that all critical information and non-information systems are Year 2000 compliant; and (5) Based upon the results of the testing/validation, to implement final plans or programs that will ensure accurate and timely processing of transactions in the new millennium.


To date, the Company is 100% complete towards the awareness and assessment tasks described above. The Company is approximately 90% complete with regards to renovation and remediation. Various computer equipment must be replaced in order for all hardware to be Y2K compliant. See below for an estimate of the costs to be incurred with its renovation.

To date the Company is approximately 80% complete with regards to its testing. The Company has outsourced the majority of its data processing function with the third largest third party data processor. The third party data processor provides information technology systems responsible for the processing of all loans and deposits, along with the general ledger function. The Company's in-house technology systems are primarily responsible for capturing and uploading the data to the third party processor. In November 1998, the Company and the third party data processor partnered in testing all loan, deposit, and general ledger applications/functions for Year 2000 compliancy. The results of the testing were favorable with only minor problems encountered. To date, all hardware of the Company has been tested for Year 2000 compliancy. In addition to the third party data processor's software, the Company employs various other software packages in its daily operations. Such software is expected to be tested for Year 2000 compliancy by the end of the first quarter of 1999. Also, testing of the four automated teller machines is expected to be completed in this same time frame. For the majority of the critical non-information systems, such as utilities, etc., the Company has no means of insuring or verifying that these systems will be ready for Year 2000, and the impact of a failure is these systems is not determinable.

In addition to its own systems, the Company has taken steps to assess the readiness for Y2K with its major vendors, suppliers, and customers.
Interruptions of business operations of its commercial customers could potentially impact the Company's ability to collect on loans and impair asset quality. During 1998, management, along with account officers, identified high-risk industries and loan customers. Representations regarding Y2K readiness have been requested from the high-risk commercial accounts. Those customers and industries judged to be high risk will be closely monitored and estimated loan losses resulting from potential Y2K exposure will be incorporated in the evaluation of the loan loss reserve.

In an effort to mitigate interruptions from Y2K failures, the Company has developed a contingency plan to handle day to day activities should systems fail. Although the circumstances that may be encountered cannot be reasonably predicted, the Company has encountered natural disasters within the past two years in which management believes could parallel the worst case scenario in a Y2K failure. In both natural disaster instances, the Company utilized a contingency plan and was able to process transactions without significant difficulties. A similar contingency plan will be utilized in the event of a Y2K failure.

For the year ended 1998, the Company has incurred approximately $30,000 of noncapital expense in testing Y2K compliance with its third party data processor. In addition, the Company has incurred other related expenses totaling $15,000. During 1998, the Company upgraded a majority of its computer hardware by entering into a lease agreement with a supplier. The lease, which is accounted for as an operating lease, is for two years with a monthly payment of approximately $800. As mentioned above, the automated teller machines will be tested in the first quarter of 1999. The total cost of the testing is not expected to exceed $4,000. In order to complete renovation of its computer systems, approximately $15,000 of computer equipment will purchased in 1999. The Company does not separately track internal costs for the Y2K project, principally payroll costs, however, it is believed to be immaterial to date. No other material outlays are expected to be incurred in preparation for Year 2000.

Given the inherent uncertainty of the scope of the Year 2000 compliance issues worldwide and the various levels of severity and catastrophe that have been predicted by numerous "experts" and commentators, there can be no absolute assurance that management will be able to identify all Year 2000 compliance risks faced by the Company, or that contingency plans will assure uninterrupted business operations across the millennium.

Impact of Inflation and Effects of Changing Prices
The results of operations and financial position of the Company have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the Company's interest rate sensitive assets and liabilities and the cost of non-interest expenses, such as salaries, benefits and other operating expenses.

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities re-price more frequently than those of non-banking entities. It is the Company's policy to have a majority of its loan portfolio re-price within five years by using variable and balloon payment credit terms in order to reduce the impact of significant changes in interest rates on its longer-term assets. Further, the Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1998 is disclosed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Indirectly, management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Company.

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





                               (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)


                                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First National Bankshares Corporation
and subsidiary
Ronceverte, West Virginia

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    ARNETT & FOSTER, P.L.L.C.






Charleston, West Virginia
January 22, 1999



                               FIRST NATIONAL BANKSHARES CORPORATION
                                            AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                      December 31, 1998 and 1997



ASSETS                                                    1998             1997
                                                    -----------       ----------

Cash and due from banks                        $     2,336,519    $    2,742,219
Federal funds sold                                   5,679,000         3,159,000
Securities held to maturity (estimated fair value
1998 $8,804,710; 1997 $12,404,834)                   8,739,119        12,321,508
Securities available for sale                        9,126,633         4,989,413
Loans, less allowance for loan losses of $765,542
and $635,555, respectively                          68,671,231        69,108,134
Bank premises and equipment, net                     1,848,072         2,072,919
Accrued interest receivable                            602,291           660,107
Other real estate acquired in settlement of loans      875,000            22,000
Other assets                                           475,324           354,296
                                                    -------------    -----------

                  Total assets                   $  98,353,189    $   95,429,596


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Deposits
 Non interest bearing                            $  12,123,521    $   10,034,508
  Interest bearing                                  69,097,806        68,301,240
                                                   ------------      -----------
      Total deposits                                81,221,327        78,335,748

 Securities sold under agreements to repurchase        950,734         1,330,396
 Other liabilities                                     946,572           938,653
 Long-term borrowings                                5,487,598         5,500,000
                                                   ------------      -----------
                      Total liabilities             88,606,231        86,104,797
                                                   ------------      -----------

Commitments and Contingencies

Shareholders' Equity
 Common stock, $5.00 par value, authorized
 500,000 shares, issued 192,903 and 192,500
    shares, respectively                               964,515           962,500
 Capital surplus                                     1,019,053         1,000,000
 Retained earnings                                   7,769,966         7,361,859
 Accumulated other comprehensive income                 (6,576)              440
                                                      ----------      ----------
                  Total shareholders' equity          9,746,958        9,324,799
                                                      ----------      ----------

Total liabilities and shareholders' equity         $ 98,353,189     $ 95,429,596
                                                    ============     ===========











                            See Notes to Consolidated Financial Statements

                                  FIRST NATIONAL BANKSHARES CORPORATION
                                              AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME
                           For The Years Ended December 31, 1998, 1997 and 1996

                                       1998              1997             1996
                                 -----------   ---------------  ---------------
Interest income:
 Interest and fees on loans     $   6,328,051     $   5,811,096    $   4,666,820
 Interest and dividends on securities:
    Taxable:                          819,543           841,331        1,072,369
    Tax-exempt:                       175,715           199,095          211,876
 Interest on Federal funds sold       240,544           189,937          214,946
                                   ----------     -------------    -------------
   Total interest income            7,563,853         7,041,459        6,166,011
                                    ---------     -------------    -------------

Interest expense:
  Deposits                          2,949,576         2,761,332        2,379,774
  Securities sold under
      agreement to repurchase          59,283            56,095           13,356
  Long-term borrowings                362,940           259,697               -
                                   -----------     -------------    ------------
     Total interest expense         3,371,799         3,077,124        2,393,130
                                   -----------     -------------    ------------

      Net interest income           4,192,054         3,964,335        3,772,881
         Provision for loan losses    448,940            31,000             -
                                   -----------      ------------     -----------
Net interest income after
     provision for loan losses      3,743,114         3,933,335        3,772,881
                                   -----------       -----------     -----------

Other income (expense):
         Trust department income       86,168            64,835           65,757
         Service fees                 248,286           276,529          251,251
         Securities gains (losses), net   -                 -                972
         Other                        110,626            80,321          115,135
                                    -----------       ----------      ----------
  Total other income                  445,080           421,685          433,115
                                    -----------       ----------      ----------

Other expenses:
  Salaries and employee benefits    1,541,833         1,639,359        1,628,041
  Net occupancy expense               283,345           279,780          292,250
  Equipment rentals, depreciation
      and maintenance                 293,666           252,391          216,373
  Federal deposit insurance premiums    9,227             6,890            3,265
  Data processing                     195,237           132,681          159,983
  Advertising                          64,446            76,692           76,991
  Professional and legal              161,010           103,032          111,382
  Mailing and postage                  75,979            76,244           80,642
  Directors fees and
      shareholders expenses           100,386           102,417           91,449
  Stationery and supplies              70,479            94,533           97,002
  Other                               371,318           322,519          382,365
                                   -----------      ------------    ------------
     Total other expenses           3,166,926         3,086,538        3,139,743
                                   -----------      ------------    ------------

Income before income tax expense    1,021,268         1,268,482        1,066,253

         Income tax expense           297,124           476,660          330,226
                                   -----------      ------------    ------------

     Net income                   $   724,144       $   791,822     $    736,027
                                 =============      ============     ===========

Basic earnings per common share   $      3.76       $      4.11     $       3.82
                                 =============      =============    ===========
Diluted earnings per common share $      3.74       $      4.11     $       3.82
                                 ============       =============    ===========





                              See Notes to Consolidated Financial Statements

                            FIRST NATIONAL BANKSHARES CORPORATION
                                          AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For The Years Ended December 31, 1998, 1997 and 1996

                                        1998               1997            1996
                                -------------         ---------       ----------

Net income                    $       724,144   $      791,822   $     736,027
                                -------------         ---------       ----------

Other comprehensive income, net of tax:
 Unrealized gains on investment
      securities net of
      income taxes:
  Gain (loss) arising
      during the period                (7,016)              365        (43,244)
  Reclassification adjustments (adjustments
    for years ended December 31, 1997
    and 1996 are not presented)           -                  -             -

Other comprehensive income             (7,016)               365       (43,244)
                                 --------------       ------------   -----------

Comprehensive income             $    717,128    $       792,187   $     692,783
                                 ==============      =============   ===========


































                               See Notes to Consolidated Financial Statements

                                    FIRST NATIONAL BANKSHARES CORPORATION
                                                 AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           For the Years Ended December 31, 1998, 1997 and 1996




                                                          Accumulated  Total
                                                            Other      Share-
                               Common  Capital  Retained Comprehensive holders'
                                Stock  Surplus  Earnings    Income     Equity

Balance, December 31, 1995   $962,500 $1,000,000 $6,409,585  $43,319 $8,415,404
   Net income                     -       -         736,027     -       736,027
   Cash dividends declared on
    common stock
      ($1.39 per share)           -       -        (267,575)    -      (267,575)
   Change in net unrealized
      gain (loss)on securities    -       -            -      (43,244)  (43,244)
                                ----------------------------------- ------------

Balance, December 31, 1996     962,500   1,000,000  6,878,037     75  8,840,612

   Net income                     -       -           791,822    -      791,822
   Cash dividends declared
     on common stock
          ($1.60 per share)       -       -          (308,000)   -     (308,000)
   Change in net unrealized
      gain (loss)on securities    -       -              -        365       365
                                ------------------------------------------------

Balance, December 31, 1997      962,500   1,000,000  7,361,859    440  9,324,799

   Net income                     -       -            724,144    -      724,144
   Cash dividends declared
      on common stock
      ($1.64 per share)           -       -           (316,037)   -    (316,037)
   Issued 403 shares of
     common stock pursuant to
      exercise of stock option    2,015       19,053     -        -       21,068
   Change in net unrealized
      gain (loss)on securities    -       -              -      (7,016)  (7,016)
                                 -----------------------------------------------

Balance,
   December 31, 1998        $ 964,515  $ 1,019,053 $7,769,966 $(6,576)$9,746,958
                          =============  ===========  =========  ======  =======



























                          See Notes To Consolidated Financial Statements






                                        FIRST NATIONAL BANKSHARES CORPORATION
                                                    AND SUBSIDIARY

                                        CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
                                 For the Years Ended December 31, 1998, 1997 and
                                 1996


                                                                          1998             1997             1996
                                                                   ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $     724,144     $     791,822    $     736,027
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
     Depreciation                                                        263,089           227,785          172,046
     Provision for loan losses                                           448,940            31,000           -
     Deferred income taxes (benefit)                                    (118,984)           33,179           20,020
     Securities (gains) losses, net                                      -                  -                  (972)
     (Gain) loss on sale of other assets                                 (23,288)           -                16,000
     Provision for valuation allowance of other
         real estate owned                                                 1,500            -               -
     (Gain) loss on disposal of bank premises and equipment                  800            (5,222)          26,202
     Amortization of securities premiums and
         (accretion of discounts), net                                   (69,097)          (35,474)        (166,673)
     (Increase) decrease in accrued interest receivable                   57,816            (1,528)          48,167
     (Increase) decrease in other assets                                     (19)          (18,715)          (3,634)
     Increase (decrease) in other liabilities                                 42           (80,071)         126,150
                                                                   ---------------   -------------    -------------


         Net cash provided by operating activities                     1,284,943              942,776       973,333
                                                                   -------------          ----------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
         to maturity                                                   8,575,000         9,735,000       11,656,739
     Proceeds from maturities and calls of securities
         available for sale                                            6,000,000         2,000,000        7,639,238
     Purchases of securities held to maturity                         (5,000,938)       (3,200,608)     (16,790,439)
     Purchases of securities available for sale                      (10,071,287)       (3,191,950)      (1,009,800)
     Principal payments received on (loans made to)
         customers, net                                                 (897,037)      (16,341,550)      (7,112,188)
     Purchases of bank premises and equipment                            (40,342)         (337,906)      (1,175,222)
     Proceeds from sale of bank premises and equipment                     1,300             7,085           11,500
     Proceeds from sales of other assets                                  56,238                  -          37,693
                                                                   -------------     --------------------------------

         Net cash provided by (used in)
              investing activities                                    (1,377,066)    (11,329,929)      (6,742,479)
                                                                   -------------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposit, NOW and
         savings accounts                                              4,414,555         1,675,456       5,240,980
     Proceeds from sales of (payments for matured)
         time deposits, net                                          (1,528,976)         3,343,839       1,909,285
     Net increase (decrease) in securities sold under
         agreements to repurchase                                       (379,662)          837,923         492,473
     Proceeds from long-term borrowings                                  -               5,500,000          -
     Principal payments on long-term borrowings                          (12,402)         -                -
     Proceeds from sale of common stock pursuant
         to stock option exercise                                         21,068           -                -
     Dividends paid                                                     (308,160)         (308,000)       (248,325)
                                                                   -------------     -------------    ------------

         Net cash provided by (used in)
              financing activities                                    2,206,423        11,049,218        7,394,413
                                                                   -------------     -------------    -------------
                                                      (Continued)



                                               FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARY





                                                                     1998            1997          1996
                                                            ------------------- -------------  -----------------

Increase (decrease) in cash and cash equivalents                   2,114,300        662,065       1,625,267

Cash and cash equivalents:
 Beginning                                                         5,901,219      5,239,154       3,613,887
                                                            -----------------     ------------- -----------------

 Ending                                                         $  8,015,519    $ 5,901,219     $ 5,239,154
                                                               =============    =============== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
                  INFORMATION
Cash payments for:
 Interest                                                      $  3,334,559     $  3,113,927   $  2,320,987
                                                             ================  ==============   ============

             Income taxes                                      $    497,945     $    361,969   $    365,409
                                                               =============     =============  =============

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans             $     885,000     $      2,450    $     85,406
                                                               ==============    =============   =============

   Dividends declared and unpaid                              $      84,877     $     77,000    $     77,000
                                                               ==============    ==============   ============

























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

         Basic earnings per share: Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 192,713 for the year ended December 31, 1998 and 192,500 for the years ended December 31, 1997 and 1996. The Company is required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. Basic and diluted earnings per share are calculated as follows:

                                           For the Year Ended 1998
                                          Income            Shares           Per
                                        (Numer-           Denom-           Share
                                        ator)               inator)       Amount
Basic EPS
 Income available to
      common shareholders           $  724,144         $ 192,713      $    3.76
                                                                         =======
Effect of Dilutive Securities
  Stock options                              -               918
                                    -------------------------------
Diluted EPS
  Income available to
      common shareholders            $  724,144         $ 193,631     $    3.74
                                     ===========     =============    ==========

                                              For the Year Ended 1997
Basic EPS
 Income available to
     common shareholders              $  791,822         $ 192,500    $    4.11
                                                                      ==========
Effect of Dilutive Securities
              Stock options                    -               321
                                     --------------------------------
Diluted EPS
 Income available to
      common shareholders              $  791,822          192,821    $    4.11
                                     =============    =============    =========

                                         For the Year Ended 1996
Basic EPS
Income available to
      common shareholders              $  736,027           192,500    $   3.82
                                                                       =========
Effect of Dilutive Securities                 -              -
                                     -------------------------------
Diluted EPS
 Income available to
      common shareholders              $  736,027           192,500    $   3.82
                                     =============     =============   =========

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

         Comprehensive income: During the year ended December 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Statement requires that financial statements presented for earlier periods be reclassified. The Company has elected to omit data regarding reclassification adjustments for the years ended December 31, 1997 and 1996, as permitted by the Statement.

         Reclassifications: Certain accounts in the consolidated financial statements for 1997 and 1996, as previously presented, have been reclassified to conform to current year classifications.

         Emerging accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank expects to adopt the new Statement effective January 1, 2000. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, change in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Since the Company has not utilized derivatives in the past, management does not anticipate that the adoption of the new Statement will have a significant effect on the Bank's earnings or financial position.

Note 2.       Cash Concentrations

         At December 31, 1998 and 1997, the subsidiary bank had a cash concentration totaling $5,720,337 and $3,199,595, respectively, with a correspondent bank consisting of a due from bank account balance and Federal funds sold. Deposits with correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations.

Note 3.       Securities

         The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 1998 and 1997, are summarized as follows:
                                                       1998
                                                                     Carrying
                                                                         Value
                                                                      (Estimated
                               Amortized    Unrealized                   Fair
                                    Cost         Gains     Losses        Value)
Available for sale
 Taxable:
  U.S. Government agencies
     and corporations          $8,495,645   $  15,886   $  26,183   $ 8,485,348
  Federal Reserve Bank stock       56,650         -          -           56,650
  Federal Home Loan Bank
       stock                      573,600         -          -          573,600
  Other equities                    9,268         -           483         8,785
                            ---------------   -----------  ---------   ---------
   Total taxable                9,135,163       15,886      26,666    9,124,383
                             --------------   -----------  ---------  ----------

Tax-exempt:
   Federal Reserve Bank
    stock                            2,250         -           -          2,250
                            ----------------  ----------------------------------

  Total                     $    9,137,413    $  15,886  $   26,666  $9,126,633
                              ==============  =========== =========  ===========




                                                     Carrying
                                                        Value                                         Estimated
                                                       (Amortized                Unrealized                 Fair
                                                         Cost)            Gains           Losses          Value
              Held to maturity
                  Taxable:
                      U.S. Government agencies
                         and corporations            $    5,228,839    $      3,662   $     23,145    $   5,209,356
                                                     --------------    ------------   ------------    -------------

                  Tax-exempt:
                      State and political
                         subdivisions                     3,510,280         85,074              -         3,595,354
                                                     --------------    -----------    ------------------------------

                           Total                     $    8,739,119    $    88,736    $     23,145    $   8,804,710
                                                     ==============    ===========    ============    =============

                                                                                             1997
                                                                                                      Carrying
                                                                                                          Value
                                                                                                      (Estimated
                                                        Amortized                Unrealized                 Fair
                                                          Cost            Gains           Losses          Value)
              Available for sale
                  Taxable:
                      U.S. Treasury securities       $    1,993,751    $     3,437    $     -         $   1,997,188
                      U.S. Government agencies
                         and corporations                 2,455,251          3,803           6,529        2,452,525
                      Federal Reserve Bank stock             56,650            -               -             56,650
                      Federal Home Loan Bank
                         stock                              480,800            -                -           480,800
                                                     --------------    ----------------------------------------------
                           Total taxable                  4,986,452           7,240           6,529       4,987,163
                                                     --------------    ------------   -------------   -------------

                  Tax-exempt:
                      Federal Reserve Bank
                         stock                                 2,250             -                -            2,250
                                                     ---------------   ---------------------------------------------

                           Total                     $    4,988,702    $     7,240    $       6,529    $   4,989,413
                                                     ==============    ===========    =============    =============

                                                        Carrying
                                                          Value                                         Estimated
                                                         (Amortized              Unrealized                   Fair
                                                          Cost)           Gains           Losses            Value
              Held to maturity
                  Taxable:
                      U.S. Treasury securities       $      500,000    $    -         $     -         $     500,000
                      U.S. Government agencies
                         and corporations                 7,232,490         13,547           3,363        7,242,674
                      Corporate debt securities             500,000             -            2,650          497,350
                                                     --------------    ---------------------------    -------------
                           Total taxable                  8,232,490         13,547           6,013        8,240,024
                                                     --------------    -----------    ------------    -------------

                  Tax-exempt:
                      State and political
                         subdivisions                     4,089,018         76,157             365        4,164,810
                                                     --------------    -----------    --------------  -------------

                           Total                     $   12,321,508    $    89,704    $      6,378    $  12,404,834
                                                     ==============    ===========    =============   =============



         Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

         The maturities, amortized cost and estimated fair values of securities at December 31, 1998, are summarized as follows:


                                                            Held to Maturity                 Available for Sale

                                                                                                        Carrying
                                                    Carrying                                             Value
                                                     Value            Estimated                        (Estimated
                                                   (Amortized         Fair             Amortized        Fair
                                                       Cost)            Value               Cost           Value)

              Due in one year or less             $   1,483,002    $   1,484,708     $   2,492,894    $   2,504,419
              Due from one to five years              6,536,189        6,577,074         6,002,751        5,980,929
              Due from five to ten years                719,928          742,928           -                -
              Equity securities                            -                  -            641,768          641,285
                                                  --------------------------------------------------- -------------

                  Total                           $   8,739,119    $   8,804,710     $   9,137,413    $   9,126,633
                                                  =============    =============     =============    =============

         The proceeds from sales, calls and maturities of securities and principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

                                                                  Proceeds From                    Gross Realized
                  Years Ended                                    Calls and   Principal
                  December 31,                       Sales       Maturities      Payments     Gains        Losses
                  1998
                      Securities held to
                         maturity                 $  -        $    8,575,000 $    -        $   -        $   -
                      Securities available
                         for sale                         -        6,000,000          -               -               -
                                                  -------------------------- ------------------------------------------------

                                                  $       -   $    14,575,000$        -    $        -   $          -
                                                  ========================================================================

                  1997
                      Securities held to
                         maturity                 $   -       $    9,735,000 $     -       $    -       $   -
                      Securities available
                         for sale                           -      2,000,000          -               -              -
                                                  -----------------------------------------------------------------------------

                                                  $         - $     11,735,00$          -  $          - $           -
                                                  =========================================================================


                  1996
                      Securities held to
                         maturity                 $   -       $   11,656,739    $     -     $      972  $   -
                      Securities available
                         for sale                           -      7,639,238           -               -        -
                                                  ------------------------------------------------------------------------

                                                  $        -  $    19,295,977$         -   $       972   $     -
                                                  ======================================================================



         At December 31, 1998 and 1997, securities with amortized costs of $5,727,682 and $4,992,845, respectively, with estimated fair values of $5,729,806 and $4,996,182, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.




Note 4.       Loans

              Loans are summarized as follows:
                                                                                         1998                1997
                                                                                ------------------- -------------------
              Commercial, financial and agricultural                            $     26,581,333    $    29,431,003
              Real estate - construction                                                 956,042          3,514,835
              Real estate - mortgage                                                  31,645,727         29,066,834
              Installment                                                              8,481,967          6,388,754
              Other                                                                    1,772,031          1,366,457
                                                                                ----------------    ---------------
                      Total loans                                                     69,437,100         69,767,883
              Less unearned income                                                           327             24,194
                                                                                ------------------- -----------------
                  Total loans net of unearned income                                  69,436,773         69,743,689
                  Less allowance for loan losses                                         765,542            635,555
                                                                                ----------------    ----------------

                      Loans, net                                                $     68,671,231    $    69,108,134
                                                                                ================    ===============

         Included in the net balance of loans are non-accrual loans amounting to $317,873 and $1,732,941 at December 31, 1998 and 1997, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $33,670, $112,444 and $15,357 for the years ended December
         31, 1998, 1997 and 1996, respectively.

         The following  represents  contractual  maturities of loans at December
         31, 1998:

                                                                                   After 1 But
                                                               Within 1 Year      Within 5 Years      After 5 Years
                                                            ----------------    ----------------    ---------------
              Commercial, financial and
                  agricultural                              $      7,668,247    $     14,621,424    $     4,291,662
              Real estate - construction                             956,042            -                  -
              Real estate - mortgage                               5,336,571           3,827,933         22,481,223
              Installment                                          3,551,959           4,549,578            380,430
              Other                                                1,358,357              32,781            380,893
                                                            ----------------    -----------------   ----------------

                      Total                                 $     18,871,176    $     23,031,716    $    27,534,208
                                                            ================    ================    ===============

              Loans due after one year with:

                  Variable rates                            $     33,714,594
                  Fixed rates                                     16,851,330
                                                            ----------------

                      Total                                 $     50,565,924



                                                            ================

         Concentrations of credit risk: The subsidiary bank grants commercial, residential and consumer loans to customers primarily located in Greenbrier and Kanawha Counties of West Virginia.

         As of December 31, 1998 and 1997, the Bank had direct extensions of credit to individuals who are employees of a railroad transportation and holding company totaling approximately $1,792,302 and $2,700,000, respectively. These loans consisted of residential real estate mortgages generally secured by liens on the property. The Bank evaluates the credit worthiness of each such customer on a case-by-case basis.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:


                                                                                         1998              1997
                                                                                     ---------------  ---------------

                      Balance, beginning                                             $     764,878    $     519,780

                      Additions                                                            307,680          447,660
                      Amounts collected                                                   (261,017)        (202,562)
                                                                                     --------------   -------------


                      Balance, ending                                                $     811,541    $      764,878
                                                                                     =============    ==============

Note 5.       Allowance for loan losses

         An  analysis  of the  allowance  for loan  losses  for the years  ended
         December 31, 1998, 1997 and 1996, is as follows:
                                                                          1998               1997            1996
                                                                   ---------------   ---------------- ---------------
              Balance, beginning of year                           $     635,555     $     653,954    $     643,439
              Losses:
                  Commercial, financial and agricultural                  -                 -                -
                  Real estate - mortgage                                  23,529            -                43,208
                  Real estate - construction                             272,451            -                -
                  Installment                                             68,470            108,645          74,226
                                                                   -------------     --------------   ---------------
                     Total                                               364,450            108,645         117,434
                                                                   -------------     --------------   --------------

              Recoveries:
                  Commercial, financial and agricultural                  -                 -                -
                  Real estate - mortgage                                  -                 -                28,395
                  Installment                                             45,497             59,246          99,554
                                                                   -------------     --------------   --------------
                     Total                                                45,497             59,246         127,949
                                                                   -------------     --------------   -------------

                  Net (recoveries) losses                                318,953            49,399          (10,515)
                  Provision for loan losses                              448,940             31,000                -
                                                                   -------------     --------------   -------------

              Balance, end of year                                 $     765,542     $     635,555    $     653,954
                                                                   =============     =============    =============



         The Company's total recorded investment in impaired loans at December 31, 1998 and 1997, approximated $317,873 and $497,883, respectively, for which the related allowance for loan losses determined in accordance with generally accepted accounting principles approximated $250,000 and $215,000, respectively. The Company's average investment in such loans approximated $333,316 and $897,757 for the years ended December 31, 1998 and 1997, respectively. All impaired loans at December 31, 1998 and 1997, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

         For purposes of evaluating impairment, the Company considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank's typical residential mortgage loan amount (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000. For the years ended December 31, 1998 and 1997, the Company did not recognize any interest income on impaired loans.


Note 6.       Bank Premises and Equipment

         The major categories of Bank premises and equipment and accumulated depreciation at December 31, 1998 and 1997, are summarized as follows:


                                                                                          1998                1997
                                                                                ------------------- -------------------

                      Land                                                      $        298,361    $       298,361
                      Building and improvements                                        1,581,298          1,577,953
                      Furniture and equipment                                          2,007,860          1,999,590
                                                                                ----------------    ---------------
                                                                                       3,887,519          3,875,904

                      Less accumulated depreciation                                    2,039,447          1,802,985
                                                                                ----------------    ---------------

                      Bank premises and equipment, net                          $      1,848,072    $     2,072,919
                                                                                ================    ===============

         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $263,089, $227,785 and $172,046, respectively.

Note 7.       Deposits

         The following is a summary of interest  bearing  deposits by type as of
December 31, 1998 and 1997:
                                                                                         1998                1997
                                                                                ------------------  ------------------

                      Interest bearing demand deposits                          $     11,898,145    $    13,300,150
                      Savings deposits                                                27,765,194         24,037,647
                      Certificates of deposit                                         29,434,467         30,963,443
                                                                                ----------------    ---------------

                          Total                                                 $     69,097,806    $    68,301,240
                                                                                ================    ===============

         Time  certificates  of deposit in  denominations  of  $100,000  or more totaled  $6,116,458  and  $5,715,801  at  December  31,  1998 and 1997,
         respectively.   Interest  paid  on  time  certificates  of  deposit  in
         denominations of $100,000 or more was $276,856,  $272,837, and $147,907 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The following is a summary of the maturity distribution of certificates of deposit in  denominations  of $100,000  or more as of  December  31,
         1998:
                                                                                        Amount          Percent

                      Three months or less                                      $      2,353,270              38.5%
                      Three through six months                                           984,181              16.1%
                      Six through twelve months                                        1,427,902              23.3%
                      Over twelve months                                               1,351,105              22.1%
                                                                                ----------------    ---------------

                          Total                                                 $      6,116,458             100.0%
                                                                                ================    ===============








                                                          38








         A summary of the maturities of time deposits as of December 31, 1998, follows:

                           Year                                                        Amount
                           ----                                                 ----------------
                          1999                                                  $     22,341,530
                          2000                                                         6,161,910
                          2001                                                           568,736
                          2002                                                            95,313
                          2003                                                           266,978
                                                                                ----------------

                                                                                $     29,434,467



         At December 31, 1998 and 1997, deposits of related parties including directors, executive officers, and their related interest of First National Bankshares Corp. and subsidiary were insignificant to total deposits.

Note 8.       Other Borrowings

         Short-term borrowings: During 1998 and 1997, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements).

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


         The following information is provided relative to these obligations:


                                                                                      1998                1997
                                                                                ---------------     ---------------
              Outstanding at year end                                           $     950,734       $   1,330,396
              Weighted average interest rate at December 31                             2.97%               3.73%
              Maximum amount outstanding at any month end                       $   2,111,650       $   3,397,637
              Average daily amount outstanding                                  $   1,573,575       $   1,412,493
              Weighted average interest rate                                            3.76%               3.99%



         Long-term borrowings: The Company's long-term borrowings of $5,487,598 and $5,500,000 at December 31, 1998 and 1997, respectively consisted of two advances from the Federal Home Loan Bank (or "FHLB"). Of these borrowings, a $500,000 advance, with a fixed interest rate of 5.86%, was obtained on December 23, 1997 to fund a commercial loan for a local business. Monthly payments of $3,542, including principal and interest, began on January 23, 1998, with a balloon payment due on December 23, 2002. At December 31, 1998, the outstanding balance totaled $487,598. A summary of the maturities of this borrowing for the next five years is as follows: $14,310 in 1999; $15,171 in 2000; $16,084 in 2001; and $442,033 in 2002.

         The remaining $5,000,000 was borrowed from the FHLB during March 1997 to fund various loans. This loan with a fixed rate of 6.68% is a balloon note that is due and payable on March 24, 2000. The Company is required to make interest only payments each month with the remaining balance due at maturity. Both advances are secured by Federal Home Loan Bank of Pittsburgh stock, qualifying first mortgage loans, certain non-mortgage loans and all investments not otherwise pledged.

Note 9.       Income Taxes

         The components of applicable income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, are as follows:



                                                                                  1998         1997          1996
                                                                            -------------- ------------   -----------
                      Current:
                           Federal                                          $     344,848  $   370,981    $264,755
                           State                                                   71,260       72,500      45,451
                                                                            -------------  -----------    ----------
                                                                                  416,108      443,481      310,206
                      Deferred (Federal and State)                               (118,984)      33,179       20,020
                                                                            -------------  -----------    ----------
                           Total                                            $     297,124  $   476,660     $330,226
                                                                            =============  ===========     ========

         A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                          1998                     1997                      1996
                                             --------------------------------------------------------------------------------
                                                 Amount   Percent     Amount       Percent      Amount       Percent
              Computed tax at applicable
                  statutory rate             $   347,231     34.0     $431,284       34.0      $    362,526    34.0
              Increase (decrease) in taxes
                resulting from:
                  Tax-exempt interest            (77,173)    (7.6)       (69,984)    (5.5)          (72,038)   (6.8)
                  State income taxes, net
                      of Federal income
                      tax benefit                 47,031      4.6         48,933      3.9            29,998     2.8
                  Disallowed interest              9,257      0.9          9,469      0.7             9,116     0.8
                  Other, net                     (29,222)    (2.9)        56,958      4.5               624     0.2
                                             -----------  -------     ----------  -------      ------------- ------
                  Applicable income
                      taxes                  $   297,124     29.0     $  476,660     37.6      $    330,226    31.0
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

         The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:


                                                                                             1998          1997
                                                                                          ------------  ------------
              Deferred tax assets:
                  Allowance for loan losses                                               $   192,440   $   108,086
                  Employee benefits                                                           164,245       158,383
                  Contingency accruals                                                         15,308        -
                  Net unrealized loss on securities                                             4,204           -
                                                                                          ------------  ---------------
                                                                                              376,197       266,469

              Deferred tax liabilities:
                  Depreciation                                                                 32,213        29,038
                  Accretion on securities                                                       8,708        21,479
                  Deferred gain on involuntary conversion                                         -           3,864
                  Net unrealized gain on securities                                               -             272
                                                                                          --------------- -------------

                                                                                                40,921       54,653


                  Net deferred tax assets                                                 $   335,276   $   211,816
                                                                                          ===========   ===========



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.      Employee Benefits

              401(k) Plan: The subsidiary bank sponsors a 401(k) defined contribution plan covering substantially all employees. Participants are eligible to contribute up to 10% of their annual compensation to the Plan. For the years ended December 31, 1997 and 1996, the Bank matched participant contributions in an equal amount up to 3.5% of each participant's annual compensation. Beginning January 1, 1998, the Bank matches up to 5% of each participants annual compensation. In addition, the Bank is also eligible to make discretionary contributions to the Plan.

              Profit-Sharing Plan: The subsidiary bank sponsored a noncontributory defined contribution profit-sharing plan covering substantially all employees through October 1, 1997. Effective October 1, 1997, the profit sharing plan was terminated. Contributions to the Plan, prior to October 1, 1997, were at the discretion of the Board of Directors.

              The Bank's contributions to the above Plans for the years ended December 31, 1998, 1997 and
              1996, totaled $49,435, $47,014 and $105,922, respectively.

              Postretirement Benefit Plans: The subsidiary bank sponsors a postretirement medical plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded.

              During 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 which changed the presentation of the required footnote disclosures for the years ending December 31, 1998, 1997 and 1996. Details regarding the retiree medical plan and the retiree life insurance plan are as follows:






                                              Retiree                         Retiree
                                            Medical Plan                 Life Insurance Plan                     Total

                                     1998      1997       1996       1998        1997        1996      1998        1997        1996
                                      ------------------------ ---------------------------------------------------------------------

Change in accumulated
     postretirement benefit
     obligation

Accumulated postretirement
     benefit obligation at
     beginning of year             $305,375   $248,486  $ 243,087  $ 110,927  $  97,723  $  92,837  $ 416,302  $ 346,209  $ 335,924
Service cost                          6,155      6,627      5,742      2,443      2,619      2,274      8,598      9,246      8,016
Interest cost                        20,175     16,847     16,454      7,334      6,493      6,151     27,509     23,340     22,605
Change in discount rate               8,069    -          -            2,931    -          -           11,000    -          -
Change in insurance provider         36,500    -          -          -          -          -           36,500    -          -
Actuarial (gain)/loss                67,074     44,430     (6,963)   (11,691)     8,589      1,449     55,383     53,019     (5,514)
Benefits paid                       (18,932)  (11,015)     (9,834)    (5,756)    (4,497)    (4,988)   (24,688)   (15,512)   (14,822)
                                  --------------------------------- ------------------------------------ ---------------------------
Accumulated postretirement
     benefit obligation at end
     of year                     $  424,416  $ 305,375 $  248,486 $  106,188   $110,927   $  97,723  $ 530,604   $ 416,302 $ 346,209
                                  =============================== ==================================================================






                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                Retiree                         Retiree
                                              Medical Plan                 Life Insurance Plan                     Total

                                      1998       1997        1996      1998        1997       1996       1998       1997       1996
                                ----------------------------------------------------------------------------------------------------

Change in plan assets

Fair value of plan assets at
     beginning of year              $   -      $  -       $  -       $  -       $  -       $  -       $  -       $  -       $    -
Employer contribution                18,932    11,015     9,834      5,756      4,497      4,988      24,688     15,512      14,822
Benefits paid                       (18,932)  (11,015)   (9,834)    (5,756)    (4,497)    (4,988)    (24,688)   (15,512)    (14,822)
                                               -------------------------------------------------------------------------------------
Fair value of plan assets at
     end of year                    $       -  $   -      $   -      $   -      $     -    $   -      $   -       $ -        $    -
                                 ===================================================================================================

Funded status                     $(424,416)$(305,375)$(248,486) $(106,188) $(110,927) $ (97,723)  $(530,604) $(416,302) $ (346,209)
Unrecognized net actuarial
     (gain)/loss                    112,262       619   (45,225)      (425)     8,335       (254)    111,837      8,954     (45,479)
                                       ---------------------------------- -------------------------------------- -------------------
Accrued postretirement
     benefit cost                 $(312,154) $(304,756)$(293,711) $(106,613) $(102,592) $ (97,977  $(418,767) $(407,348)  $(391,688)
                                 ===================================================================================================

Weighted-average
     assumptions as of
     December 31
Discount rate                         6.75%     7.00%      7.00%      6.75%     7.00%      7.00%      -          -           -
Components of net periodic
     postretirement benefit
     cost:

Service cost                       $  6,155   $  6,627  $   5,742  $   2,443  $  2,619  $   2,274  $   8,598  $   9,246  $    8,016
Interest cost                        20,175     16,847     16,454      7,334     6,493      6,151     27,509     23,340      22,605
Amortization of net actuarial
     (gain)/loss                        -       (1,414)    (1,041)        -         -          -         -       (1,414)     (1,041)
                                       --------------------------------------- -----------------------------------------------------
Net periodic postretirement
     benefit                       $ 26,330   $ 22,060   $ 21,155   $   9,777  $ 9,112   $  8,425   $ 36,107   $ 31,172   $  29,580
                                       =============================================================================================





For measurement purposes, a 7% annual rate of increase in per capita healthcare costs of covered benefits was assumed for the first 3 years, 6% for the next 5 years, 5 1/2% for the next 5 years, and 5% thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:



                                                                                             1 Percentage     1 Percentage
                                                                                             Point Increase   Point Decrease
Effect on total of service and interest cost
      components                                                          $                   910    $            (806)
                                                                          ==============================================
Effect on accumulated postretirement
      benefit obligation                                                  $                25,478    $         (22,383)
                                                                          ===============================================





                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.      Stock Option Plan

              In April 1996, the shareholders approved an incentive stock option plan for key employees of the Bank as identified by the stock option committee. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement 123), the reported net income and earnings per share would have been reduced to the proforma amounts shown below:



                                                                    1998            1997             1996
                                                                 ------------ --------------- ---------------
                      Net income:
                         As reported                             $   724,144  $     791,822   $     736,027
                         Proforma                                $   712,983  $     768,391   $     726,544
                      Basic earnings per share:
                         As reported                             $      3.76  $        4.11   $        3.82
                         Proforma                                $      3.70  $        4.00   $        3.77
                      Diluted earnings per share:
                         As reported                             $      3.76  $        4.11   $        3.82
                         Proforma                                $      3.68  $        4.00   $        3.77



              The significant provisions of the Plan include authorization of the stock option committee to grant up to 9,625 shares of common stock between April 25, 1996 and April 25, 2006, with the right to adjust the number of shares available for the plan at its discretion. On December 9, 1997 and October 31, 1996, 1,656 and 3,200 shares, respectively, were granted to certain key employees and must be exercised within 5 years. Each option fully vests after six months from the grant date.
              There were no options granted in 1998.

              The fair value of each grant is estimated at the grant date using the minimum value method with the following weighted-average assumptions for grants in 1997: dividend rate of 2%; risk free interest rate of 5.37% and 6.25%, respectively and expected life of 5 years.

              A summary of the status of the plan at December 31, 1998 and 1997, and changes during the year ended is as follows:


                                                                      1998                              1997
                                                   -------------------------------------------------------------------------------
                                                                   Weighted                   Weighted
                                                                   Average                     Average
                                                                   Exercise                   Exercise
                                                                   Shares             Price     Shares        Price
                  Fixed Options
                      Outstanding at beginning of year             4,656         $    52.13    3,200        $ 50.00
                      Granted                                        -                  -      1,656          56.00
                      Exercised                                     (403)             52.28     -               -
                      Forfeited                                    (650)              51.85     (200)         50.00
                                                               --------                       ---------
                      Outstanding at end of year                   3,603              52.17    4,656          52.13
                                                               =========                      =========
                      Exercisable at end of year                   3,603              52.17    3,000          50.00
                      Fair value per option of options
                           granted during the year             $    -                          $8.09
                                                              ===========                     ========



              At December 31, 1998, the options outstanding under the stock option plan have exercise prices ranging from $50 to $56 and a weighted average remaining contractual life of 3.23 years.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.      Lease Obligation

                           The   subsidiary   bank   opened  a  new   branch  in
              Charleston, West Virginia during 1996. The bank leases the office space under an operating lease with an initial term of ten years commencing on May 1, 1996. The lease provides for two successive options for five year renewals. Total lease payments of $101,970 were charged to expense for each of the years ended December 31, 1998 and 1997, respectively. Total future minimum lease payments under the lease are as follows:

                           Year Ending
                           December 31,                        Amount
                           -------- ---                      ------------
                                1999                       $    101,970
                                2000                            101,970
                                2001                            101,970
                                2002                            101,970
                             Thereafter                         353,230

                                                             $  761,110

                           Prior  to  1997  and  during  January  of  1997,  the
              subsidiary bank leased its branch facility in Lewisburg, West Virginia under an operating lease. Total lease payments of $7,537 were charged to expense for the year ended December 31, 1997 and lease payments of $90,446 was charged to expense for the year ended December 31, 1996. The lessor of the branch facility was an entity owned by two directors of the Company and subsidiary bank. This lease was terminated effective January 31, 1997, when the subsidiary bank completed construction of its new branch facility in Greenbrier County.

Note 13.      Commitments and Contingencies

              Reserve Requirements: The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. At December 31, 1998, the reserve balance was $480,000. The subsidiary bank does not earn interest on this balance.

              Year 2000 Compliant:  A team was assembled to study,
              test and remedy Year 2000 issues
              -------------------
              (Issue) because the Bank, as well as some of its suppliers, customers and service providers are heavily dependent on computers in the conduct of business activities. As a result, a remediation plan was developed. The costs associated with this issue are anticipated to total $40,000, of which $33,000 was expensed or capitalized, as appropriate, during 1998. To complete the execution of the plan, additional testing is scheduled for the first half of 1999. Based on the actions taken to resolve the Bank's Year 2000 issue, management believes it will be Year
              2000 compliant to meet the needs of its customers, however, there may be unforeseen external or internal issues which could impact the Bank's status.

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

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              At December 31, 1998 and 1997, the subsidiary bank's financial instruments with off-balance sheet risk are as follows:



                      Financial instruments whose contract                                  Contract Amount
                           amounts represent credit risk                                 1998               1997
                      ------------------------------------------                  -------------------------------------

                      Commitments to extend credit                                $     11,508,148  $     10,897,800
                                                                                  ================  ================


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

              Employment Agreement: The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under this agreement approximates $346,000 at December 31, 1998.

Note 14.      Regulatory Restrictions on Capital and Dividends

              The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 1999, the net retained profits available for distribution to First National Bankshares Corporation as dividends without regulatory approval approximate $892,000 plus net retained profits, as defined, for the interim periods through the date of declaration.

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

              Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              The subsidiary bank's actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                                           To Be Well Capitalized
                                                                          For  Capital                     Under Prompt Corrective
                                           Actual                         Adequacy Purposes                  Action Provisions
                                           Amount         Ratio             Amount             Ratio           Amount         Ratio
              As of December
                  31, 1998:
              Total Capital            $    10,493         15.77%    $       5,323              8.0%  $       6,654          10.0%
                (to Risk Weighted
                  Assets)
              Tier I Capital                 9,728         14.62%            2,662              4.0%          3,992           6.0%
                (to Risk Weighted
                  Assets)
              Tier I Capital                 9,728          9.94%            2,936              3.0%          4,893           5.0%
                (to Average Assets)

              As of December
                  31, 1997:
              Total Capital            $     9,955         14.98%    $       5,317              8.0%  $       6,646           10.0%
                (to Risk Weighted
                  Assets)
              Tier I Capital                 9,320         14.02%            2,659              4.0%          3,989            6.0%
                (to Risk Weighted
                  Assets)
              Tier I Capital                 9,320          9.60%            2,913              3.0%          4,854            5.0%
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

              The carrying values and estimated fair values of the Company's financial instruments are summarized below:


                                                      December 31, 1998                     December 31, 1997
                                               ---------------------------------   ----------------------------------
                                                                     Estimated                          Estimated
                                                     Carrying         Fair             Carrying              Fair
                                                        Value             Value          Value             Value
              Financial assets:
                 Cash and due from banks       $      2,336,519  $     2,742,219   $      2,742,219   $      2,742,219
                 Federal funds sold                   5,679,000        5,679,000          3,159,000          3,159,000
                 Securities held to maturity          8,739,119        8,804,710         12,321,508         12,404,834
                 Securities available for sale        9,126,633        9,126,633          4,989,413          4,989,413
                 Loans                               68,671,231       69,020,644         69,108,134         69,074,868
                 Accrued interest receivable            602,291           602,291           660,107            660,107
                                               ----------------  ----------------  ----------------   -----------------

                                               $     95,154,793  $    95,975,497   $     92,980,381   $     93,030,441
                                               ================  ===============   ================   ================

              Financial liabilities:
                 Deposits                      $     81,246,431  $    81,324,234   $     78,335,748   $     78,408,972
                 Short-term borrowings                  950,734          950,734          1,330,396          1,330,396
                 Accrued interest payable               200,046          200,044            193,553            193,553
                 Long-term borrowings                 5,487,598        5,487,598          5,500,000          5,500,000
                                               ----------------  ---------------   ----------------   ----------------

                                               $     87,884,809  $    87,962,610   $     85,359,697   $     85,432,921

                                                ================  ===============   ================   ================


Note 16.      Condensed Financial Statements of Parent Company

 The investment of the Corporation in its wholly-owned subsidiary is presented on the equity method of accounting. Information relative to the Corporation's balance sheets at December 31, 1998 and 1997, and the related statements of income and cash flows for the years ended December
 31, 1998, 1997 and 1996, are presented as follows:

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Balance Sheets

              Assets                                                                            1998           1997
              ------                                                                     -------------------------------

              Cash                                                                       $      25,105  $        4,114
              Investment in bank subsidiary, eliminated in consolidation                     9,720,814       9,319,676
              Other assets                                                                      85,916          78,009
                                                                                         -----------------------------

                      Total assets                                                       $   9,831,835  $    9,401,799
                                                                                         =============  ==============


              Liabilities and shareholders' equity

              Liabilities

              Dividends payable                                                          $       84,877   $     77,000
                                                                                         -----------------------------

              Shareholders' equity

              Common stock, $5.00 par value, authorized
                  500,000 shares, issued 192,903 and
                  192,500 shares, respectively                                                 964,515         962,500
              Capital surplus                                                                1,019,053       1,000,000
              Retained earnings (consisting of undivided profits of
                  subsidiary not yet distributed)                                            7,769,966       7,361,859
              Accumulated other comprehensive income                                            (6,576)            440
                                                                                         --------------- ----------------

                  Total shareholders' equity                                                 9,746,958       9,324,799
                                                                                         -------------  --------------

                      Total liabilities and shareholders' equity                         $   9,831,835  $    9,401,799
                                                                                         =============  ==============


              Statements of Income                                            1998              1997           1996
              --------------------                                       -------------   -------------------------------

              Income - dividends from bank subsidiary                    $    316,037    $     308,000  $      267,575
              Expenses - operating                                                 77               49             670
                                                                         --------------- ---------------------------------
              Income before income taxes and undistributed
                  income                                                      315,960          307,951         266,905
                  Applicable income tax expense (benefit)                         (30)             (19)           (256)
                                                                         --------------- ----------------- ----------------
              Income before undistributed income                              315,990          307,970         267,161
              Equity in undistributed income in bank subsidiary               408,154          483,852         468,866
                                                                         ------------    -------------  --------------

                      Net income                                         $    724,144    $     791,822  $      736,027
                                                                         ============    =============  ==============

              Statements of Cash Flows                                         1998           1997           1996
              ------------------------                                   ---------------------------------------------

              CASH FLOWS FROM OPERATING ACTIVITIES
                  Net income                                             $    724,144  $     791,822  $     736,027
                  Adjustments to reconcile net income to net
                      cash provided by operating activities:
                  Equity in undistributed net income of
                      subsidiary                                             (408,154)      (483,852)      (468,866)
                  (Increase) decrease in other assets                          (7,907)           (19)       (19,506)
                                                                         ------------- ---------------- -------------

                      Net cash provided by operating activities               308,083        307,951        247,655
                                                                         ------------  -------------  -------------

                                                      (Continued)









                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CASH FLOWS FROM FINANCING ACTIVITIES
                  Proceeds from sale of common stock  pursuant
                      to exercise of stock option                              21,068        -              -
                  Dividends paid to shareholders                             (308,160)      (308,000)      (248,325)
                                                                         ------------  -------------  -------------

                      Net cash (used in) financing activities                (287,092)      (308,000)      (248,325)
                                                                         ------------  -------------  -------------
                  Increase (decrease) in cash                                  20,991            (49)          (670)

                  Cash:
                      Beginning                                                  4,114           4,163          4,833
                                                                         ------------- ------------------------------

                      Ending                                             $     25,105  $         4,114$         4,163
                                                                         ============  ==============================

              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
                  AND FINANCING ACTIVITIES

              Dividends declared and unpaid                              $     84,877  $       77,000 $       77,000
                                                                         ============  ============== ==============

                           First National  Bankshares  Corporation  accounts for
              its investment in its bank subsidiary by the equity method. During the years ended December 31, 1998, 1997 and 1996, changes were as follows:

                  Number of shares owned at December 31, 1998 - 38,500 Percent to total shares at December 31, 1998 - 100%

              Balance at December 31, 1995                                                          $     8,409,837
                  Add (deduct):
                      Equity in net income                                                                  736,441
                      Dividends declared                                                                   (267,575)
                      Change in net unrealized gain (loss) on securities                                    (43,244)
                                                                                                    -----------------

              Balance at December 31, 1996                                                                8,835,459
                  Add (deduct):
                      Equity in net income                                                                  791,852
                      Dividends declared                                                                   (308,000)
                      Change in net unrealized gain (loss) on securities                                        365
                                                                                                    -------------------

              Balance at December 31, 1997                                                                9,319,676
                  Add (deduct):
                      Equity in net income                                                                  724,191
                      Dividends declared                                                                   (316,037)
                      Change in net unrealized gain (loss) on securities                                     (7,016)
                                                                                                    ------------------
                                                                                                         $9,720,814




Note 17.      Other Real Estate Acquired in Settlement of Loans

                           Subsequent  to year end the Company  entered  into an
              agreement to lease the commercial property it held in other real estate at December 31, 1998.

              The terms of the lease call for the lessee to make monthly payments for three years as follows:

                                Months 1 - 3                         $     -
                                Months 4 - 6                             2,500
                                Months 7 - 36                            3,500

                                The  lessee  has  an  option  to  purchase   the
              property at any time during the lease term at a price equal to the book value of the property at December 31, 1998, $875,000, reduced by the amount of lease payments made under the lease agreement, up to a maximum of $100,000.




                                                          49






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

Due to the death of Director Mr. S. Elwood Bare, during May, 1998, the number of directors fixed by the Board of Directors was reduced from 11 to 10. Additional information about the directors, including their principal occupation and age, is set forth in the following table:


-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                           Year  First       Year
              Offices Held (Other                                                              Became a         Term
              Than Director)            Principal Occupation                                   Director          of
              With the Company          or Employment for                                       of the         Office
and the Bank                            the Past Five Years                     Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------


              S. Elwood Bare                                                      SEE NOTE BELOW

              L. Thomas Bulla           President & CEO of                       59               1993            2001
              President & CEO of the    First National Bankshares
              Company and the Bank,     Corp. and First National
              Risk Management Cmt.,     Bank (1993 - present);
              Trust Cmt.                Director, President & CEO
                                        of Bank One, West Virginia,
                                        Charleston, NA (1985-1993)

              David A. Carson           President - Carson Associates            47                1998           2000
                                        Risk Management Cmt.
                                        Audit & Compliance Cmt.

              J. R. Dawkins             Cattle Dealer; Farm                      81                1986           2000
                                        Audit & Compliance Cmt.Operator

              Richard E. Ford           Attorney at Law                          71                1987            1999
              Risk Management Cmt.      Partner - The Ford
              Trust Cmt.                Law Firm
                                        Incentive Stock Option Cmt.
                                        Personnel & Comp. Cmt.

              Walter Bennett Fuller     Retired Banker                           75                1986            2000
                                        Vice Chairman of the Board,
                                        Audit & Compliance Cmt.
                                        Incentive Stock Option Cmt.

-------------------------------------------------------------------------------------------------------------------

                                                                                           (Table continued on next page)















-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                           Year  First    Year
Offices Held (Other                                                                            Became a      Term
Than Director)                          Principal Occupation                                   Director          of
With the Company                        or Employment for                                       of the         Office
and the Bank                            the Past Five Years                     Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------



              William D. Goodwin        Attorney at Law,                         55                1986            2001
              Risk Management Cmt.      Owner/Broker, Coldwell
              Trust Cmt.                Banker Stuart & Watts Real
              Personnel & Compensation  Estate, Inc.
              Cmt.

              Lucie T. Refsland, Ed.D.  Associate Professor of                   62              1995              2001
              Risk Management Cmt.      Mathematics (1993 - present)
              Trust Cmt.                Greenbrier Community College
                                        Center of Bluefield State College

              William R. Satterfield, Jr. Owner - Greenbrier                     54               1986              2001
              Risk Management Cmt.        Insurance Agency
              Personnel & Compensation Cmt.

              Richard L. Skaggs         Retired                                  76                1986            2000
              Audit & Compliance Cmt.
              Incentive Stock Option Cmt.

              Ronald B. Snyder          President, R.B.S., Inc.                  59                1988            1999
              Chairman of Board         (construction company)
                                        Audit & Compliance Cmt.
                                        Risk Management Cmt.
                                        Incentive Stock Option Cmt.
                                        Personnel & Compensation Cmt.



NOTE: During 1998, Director S. Elwood Bare died after a long illness.
Mr. Bare's term of office was to expire in 1999 and no person was appointed in the interim to fill the vacancy. No discussions as to a replacement for Mr. Bare have been held. Subsequently, Mr. Ronald B. Synder was appointed Chairman of the Board.


--------------------------------------------------------------------------------


The directors of the Company are divided into three (3) classes; and as a result, the shareholders elect approximately one-third of the directors of the Company each year. Directors Ford and Snyder whose terms expire in 1999, have been nominated to stand for re-election at the 1999 annual meeting of the Company's stockholders to serve a 3 year term which will expire in 2002.

Executive Officers
The current executive officers of the Company and the Bank and information about these officers is set forth on the following table.



-------------------------------------------------------------------------------------------------------------------

Name                                 Age           Offices Held During Last Five Years
-------------------------------------------------------------------------------------------------------------------


L. Thomas Bulla                      59            President & CEO of the Company and the Bank (1993 to present);
                                                   President and CEO of Bank One, West Virginia, Charleston, NA
                                                   (1985 - 1993)

Charles A. Henthorn                  39            Executive Vice President of the Company and the Bank (1996 to
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

Darrell G. Echols                    62            Vice President of the Company  (1987 to present); Senior Vice
                                                   President and Loan Officer of the Bank (1970 to present)


--------------------------------------------------------------------------------


The executive officers of the Company listed above shall continue in office until the 1999 organizational meeting of the directors of the Company. It is expected that the current officers will be re-elected to the offices they now hold.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid to the chief executive officer, the only executive officer whose compensation exceeds $100,000, for the years 1998, 1997 and 1996:


-------------------------------------------------------------------------------------------------------------------

                                                                                         Stock           All Other
   Name and                                              Salary           Bonus        Options         Compensation
   Principal Position                      Year            ($)             ($)            (1)             ($) (2)
-------------------------------------------------------------------------------------------------------------------


   L. Thomas Bulla                         1998         $150,000         $20,250       $       -          $19,964
      President & CEO of the
      Company and the Bank                 1997         $150,000         $20,000        $3,236            $22,767
                                           1996         $150,000         $25,000        $5,690            $28,100



FOOTNOTES:

(1)1998 - No stock options were granted.

   1997 - The amount shown under the "Stock Options" column represents stock options for 400 shares, or 24.2% of the 1,656 total options awarded in 1997. The term of the options is for a period of five years, expiring on December 9, 2002. The options granted during 1997 became exercisable on June 9, 1998 and have an exercise price of $56.00 per share.

   1996 - The amount shown under the "Stock Options" column represents stock options for 640 shares, or 20.0% of the 3,200 total options awarded in 1996. The term of the options is for a period of five years, expiring on October 31, 2001. The options granted during 1997 became exercisable on April 4, 1997 and have an exercise price of $50.00 per share.


                                                                                 Number of
                                                                                Securities
                                                                                Underlying          Value of
                                                                                  Options            Options
                                                                                 at FY-End          at FY-End
   Name and                                        Shares       Value          Exercisable/       Exercisable/
   Principal Position                Year         Acquired    Realized         Unexercisable      Unexercisable

   L. Thomas Bulla                   1998             0          $0               0   /   0     $    0   /   $0
      President & CEO of the         1997            400         $0             400   /   0      $3,236   /   $0
      Company and the Bank           1996            640         $0             640   /   0      $5,690   /   $0



(2) The amount shown under the "All Other Compensation" column above for 1998 is the total of the following: (I) directors fees of $7,550,
            (ii) the amount of premiums paid by the Bank for term life insurance for Mr. Bulla's benefit of $904, (iii) 401-K Plan contribution of $8,655, (iv) personal use of company-owned vehicle of $2,855.

--------------------------------------------------------------------------------


The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined therein) resulting in termination of his employment or voluntary resignation. The maximum contingent liability under this agreement approximated $346,000 at December 31, 1998.

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

At the regularly scheduled 1996 stockholders' meeting, the shareholders voted to approve an incentive stock option plan. The purpose of the plan is to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. Accordingly, the Company will from time to time during the effective period of the plan, grant to the employees selected in the manner provided in the plan, options to purchase shares of the common stock of the Company subject to certain conditions specified in the plan. The maximum number of shares eligible under this plan is 5.0% of the current outstanding common shares, or 9,625 shares of the Company's common stock. The total amount of shares granted under this plan during 1996 was 3,200 shares, or 1.66% of the current outstanding common shares, with 2,300 shares fully-vested and available for exercise at December 31, 998. No single person received more than 640 shares, or 0.33% of the current outstanding shares. The total amount of shares granted under this plan during 1997 was1,656 shares, or 0.86% of the current outstanding common shares, with 1,303 shares fully-vested and available for exercise at December 31, 1998. During 1997 no single person received more than 400 shares, or 0.21% of the current outstanding shares. No shares were granted under the plan in 1998.

For more information regarding the stock option plan, please refer to Note 11 of the Consolidated Financial Statements included in Item 8 of this filing.

Information related to the Company's 401(k) and profit-sharing plans is summarized in Note 10 of the Consolidated Financial Statements included in Item 8 of this filing.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There are no shareholders, known to the Company, who beneficially own more than 5.0% of the Company's common stock, the only class of stock outstanding, as of December 31, 1998.

The following table sets forth information as of December 31, 1998, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of the Company and by all of the directors and executive officers of the Company and the Bank as a group.


-------------------------------------------------------------------------------------------------------------------

                                                     Shares Owned                                Percent of
         Name                                           Beneficially                       Class
-------------------------------------------------------------------------------------------------------------------


         L. Thomas Bulla                                   7,460    (1)                              3.85%
         David A. Carson                                     569    (2)                              0.29%
         John R. Dawkins                                   4,665    (3)                              2.41%
         Richard E. Ford                                   4,072    (4)                              2.01%
         Walter Bennett Fuller                             2,000    (5)                              1.03%
         William D. Goodwin                                1,595    (6)                              0.82%
         Lucie T. Refsland, Ed.D.                            413    (7)                              0.21%
         William R. Satterfield, Jr.                       1,475    (8)                              0.76%
         Richard L. Skaggs                                   525    (9)                              0.27%
         Ronald B. Snyder                                  3,747   (10)                              1.93%

         All Directors and Executive
           Officers of the Company &
           Bank as a Group (17 persons)                   31,947                                    16.22%

-------------------------------------------------------------------------------------------------------------------


FOOTNOTES
(1)   Mr. Bulla has sole voting and  investment  authority  for 3,870 shares and shared voting and investment authority for 2,550 shares. In addition,  Mr.
      Bulla has 1,404 fully-vested stock options.
(2) Mr. Carson has sole voting and investment  authority for 569 shares. (3) Mr.
Dawkins has sole voting and investment authority for 4,665 shares.
(4)   Mr. Ford has sole voting and investment authority for 1,612 shares and shared voting and investment authority for 2,460 shares.
(5)   Mr. Fuller has sole voting and investment authority for 1,900 shares and shared voting and investment authority for 100 shares.
(6)   Mr. Goodwin has sole voting and investment authority for 920 shares and shared voting and investment authority for 650 shares.








(7)   Ms. Refsland has sole voting and investment authority for 403 shares and shared voting and investment authority for 10 shares.
(8)   Mr. Satterfield has sole voting and investment authority for 1,075 shares and shared voting and investment authority for 400 shares.
(9)   Mr. Skaggs has sole voting and investment authority for 200 shares and shared voting and investment authority for 325 shares.
(10)  Mr. Snyder has sole voting and investment authority for 325 shares and shared voting and investment authority for 3,422 shares.


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

On occasion, certain Directors of the Company who are professionals in the fields of law and insurance (Directors Ford, Goodwin and Satterfield) have provided, and are expected to continue to provide, incidental legal and insurance services on behalf of the Company and/or its subsidiary bank. It is believed that the payments of these services do not individually, or in the aggregate, exceed 5% of the respective Directors' total revenue.

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

            Report of independent auditors.............................................................................23

            Consolidated balance sheets at December 31, 1998 and 1997..................................................24

            Consolidated statements of income for the years ended
               December 31, 1998, 1997, and 1996.......................................................................25

            Consolidated statements of comprehensive income for the
               years ended December 31, 1998, 1997and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

            Consolidated statements of shareholders' equity
               for the years ended December 31, 1998, 1997, and 1996...................................................27

            Consolidated statements of cash flows for the years ended
               December 31, 1998, 1997, and 1996..................................................................28 - 29

            Notes to the consolidated financial statements........................................................30 - 50

( a ) (2)Financial Statement Schedules
            All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto

( a ) (3)Exhibits required to be filed by Item 601 of Regulation
               S-K and 14( c ) of Form 10-K
               See index to exhibits...................................................................................57

( b )    Reports on Form 8-K
            No reports on Form 8-K have been filed by the registrant  during the quarter ended December 31, 1998.

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



                                     FIRST NATIONAL BANKSHARES CORPORATION
                                             (Registrant)


                         By:   /s/ L. Thomas Bulla                      03/23/99
                                   L. Thomas Bulla
                                   President, Chief Executive Officer & Director (Principal Executive Officer)

                              /s/ Charles A. Henthorn                   03/23/99
                                  Charles A. Henthorn
                                  Executive Vice President and Secretary
                                  To the Board of Directors

                              /s/ Matthew L. Burns, CPA               03/23/99
                                  Matthew L. Burns, CPA
                                  Chief Financial Officer, First National Bank
                                 (Principal Financial and Accounting Officer)






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David A. Carson         03/23/99    /s/  Lucie T. Refsland          03/23/99
David A. Carson, Director                    Lucie T. Refsland, Director

/s/ John R. Dawkins         03/23/99    /s/  William R. Satterfield Jr. 03/23/99
John R. Dawkins, Director                  William R. Satterfield, Jr., Director

/s/  Richard E. Ford        03/23/99    /s/  Richard L. Skaggs          03/23/99
Richard E. Ford, Director                    Richard L. Skaggs, Director

/s/  Bennett Fuller         03/23/99    /s/  Ronald B. Snyder           03/23/99
Bennett Fuller, Director                     Ronald B. Snyder, Director

/s/  William D. Goodwin     03/23/99
William D. Goodwin, Director

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

                                                       INDEX TO EXHIBITS

                                                                                                                 PAGE NUMBER(S)
                                                                                                               IN FORM 10-K, OR
EXHIBIT                                                                                                            PRIOR FILING
NUMBER            DESCRIPTION                                                                                         REFERENCE


(3)I              Articles of Incorporation of Registrant...............................................................( a )


(3)ii             By-laws of Registrant.................................................................................( a )


(10)              Material Contracts
                  A    Agreement dated October 14, 1993, between L. Thomas Bulla
                            and First National Bank.....................................................................( a )
                  B    Summary of Lease terms for Charleston branch facility............................................( b )
                  C    Form S-8 Registration Statement under the Securities Act of 1933.................................( c )
                  D    Specimen Copy of Incentive Stock Option Plan Agreement...........................................( d )


(11)              Calculation of Basic and Diluted Computation of Earnings per Share.......................................61


(21)              Subsidiary of Registrant.................................................................................62


(23)              Consents of experts and counsel
                       Consent of Independent Auditors.....................................................................63


(27)              Financial Data Schedule.............................................................................63 - 64


-------------------------------------------------------------------------------------------------------------------



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

                                                         EXHIBIT (21)
                                                 SUBSIDIARY OF THE REGISTRANT
--------------------------------------------------------------------------------



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

                                                         EXHIBIT (23)
                                                CONSENT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------





                                 (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)


                                    CONSENT OF INDEPENDENT AUDITORS



Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form 10-K of our report, dated January 22, 1999, on the consolidated financial statements of First National Bankshares Corporation as of December 31, 1998 and 1997, and for the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1998, 1997, and 1996.



                                                ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
March 26, 1999

--------------------------------------------------------------------------------