Form 10-Q
period 1999-03-31
FIRST NATIONAL BANKSHARES CORP
filed 1999-05-13
CIK 814178

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549

                                                        FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                   March 31, 1999
                    --------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      X         No

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1999:

                       Common Stock, $5 par value -- 192,903 shares


                                THIS REPORT CONTAINS 29  PAGES

                             FIRST NATIONAL BANKSHARES CORPORATION

                                            FORM 10-Q
                          For the Quarterly Period Ended March 31, 1998

                                              INDEX

PART I.       FINANCIAL INFORMATION                                                                               PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                                                               3

              Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1999 and 1998                                                         4

              Condensed Consolidated Statements of Comprehensive Income
                  Three Months Ended March 31, 1999 and 1998                                                         5

              Condensed Consolidated Statements of Shareholders' Equity -
                  Three Months Ended March 31, 1999 and 1998                                                         6

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998                                                       7-8

              Notes to Condensed Consolidated Financial Statements                                                9-13


     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     14 - 24



PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                     25

     Item 2.  Changes in Securities                                                                               none

     Item 3.  Defaults upon Senior Securities                                                                     none

     Item 4.  Submission of Matters to a Vote of Security Holders                                                   25

     Item 5.  Other Information                                                                                     25

     Item 6.  Exhibits and Reports on Form 8-K                                                                      25



          SIGNATURES                                                                                                26


PART I.  FINANCIAL INFORMATION

                       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands of dollars)



                                                                                       March 31,          December 31,
                                                                                         1999              1998
ASSETS                                                                                (Unaudited)          (1)

Cash and due from banks                                                            $         2,696              2,337
Federal funds sold                                                                           3,178              5,679
Securities held to maturity (estimated fair value
     $9,998 and $8,805, respectively) (Note 2)                                               9,993              8,739
Securities available for sale (Note 2)                                                      10,064              9,127
Loans, less allowance for loan losses of $751 and
      $766, respectively (Notes 3 and 4)                                                    67,233             68,671
Bank premises and equipment, net                                                             1,805              1,848
Accrued interest receivable                                                                    692                602
Other real estate owned acquired in settlement of loans                                        875                875
Other assets                                                                                   551                475
                                                                                   ---------------    ----------------

              Total assets                                                         $        97,087    $        98,353
                                                                                   ===============    ================



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Non-interest bearing                                                     $        10,239    $        12,123
          Interest bearing                                                                  69,951             69,098
                                                                                   ---------------    ----------------
              Total deposits                                                                80,190             81,221
     Repurchase agreements                                                                     665                951
     Other liabilities                                                                         926                946
     Long-term borrowings                                                                    5,484              5,488
                                                                                   ---------------    ----------------

              Total liabilities                                                             87,265             88,606
                                                                                   ---------------    ----------------

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $5.00 par value, authorized
          500,000 shares, issued 192,903 shares                                                965                965
     Surplus                                                                                 1,019              1,019
     Retained earnings                                                                       7,886              7,770
     Accumulated other comprehensive income                                                    (48)                (7)
                                                                                   ----------------   ----------------

              Total shareholders' equity                                                     9,822               9,747
                                                                                   ---------------    ----------------

              Total liabilities and shareholders' equity                           $        97,087    $         98,353
                                                                                   ===============    ================






(1) Extracted from December 31, 1998 audited financial statements.

                 See Notes to Condensed Consolidated Financial Statements

                       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                                    Unaudited
(In thousands of dollars, except per share data)                                               Three Months Ended
                                                                                               March 31,

                                                                                    1999           1998
                                                                                 ----------    ---------
Interest Income
     Interest and fees on loans                                                  $    1,458    $   1,582
     Interest and dividends on securities:
          Taxable                                                                       229          196
          Tax-exempt                                                                     42           50
     Interest on Federal funds sold                                                      49           49
                                                                                 ----------    ---------
          Total interest income                                                       1,778        1,877
                                                                                 ----------    ---------

Interest Expense
     Interest on deposits                                                               718          724
     Interest on repurchase agreements                                                    8           14
     Interest on long-term borrowings                                                    89           90
                                                                                 ----------    ---------
          Total interest expense                                                        815          828
                                                                                 ----------    ---------

          Net interest income                                                           963        1,049

Provision for loan losses                                                                -            15
                                                                                 ----------    ---------

          Net interest income after
          provision for loan losses                                                     963        1,034
                                                                                 ----------    ---------

Non-interest income
     Service fees                                                                        67           56
     Trust income                                                                        21           25
     Other income                                                                        21           24
                                                                                 ----------    ---------
          Total non-interest income                                                     109          105
                                                                                 ----------    ---------

Non-interest expense
     Salaries and employee benefits                                                     389          410
     Net occupancy expense                                                               69           63
     Equipment rental, depreciation and maintenance                                      70           74
     Data processing                                                                     50           41
     Advertising                                                                         15           12
     Professional & legal                                                                20           24
     Mailing & postage                                                                   17           18
     Directors' fees & shareholder expenses                                              27           35
     Stationary & supplies                                                               21           14
     Other operating expenses                                                            97          106
                                                                                 ----------    ---------
        Total non-interest expense                                                      775          797
                                                                                 ----------    ---------

Income before income taxes                                                              297          342
                                                                                 ----------    ---------
     Income tax expense                                                                  96          129
                                                                                 ----------    ---------

          Net income                                                             $      201    $     213
                                                                                 ==========    =========

Basic earnings per common share (Note 6)                                         $     1.04    $    1.11
                                                                                 ==========    =========
Diluted earnings per common share (Note 6)                                       $     1.04    $    1.10
                                                                                 ==========    =========

Dividends per common share                                                       $     0.44    $    0.40
                                                                                 ==========    =========



                     See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                                    Unaudited
(In thousands of dollars, except per share data)                                               Three Months Ended
                                                                                               March 31,

                                                                                    1999           1998
                                                                                 ----------    ---------

Net Income                                                                       $     201     $    213
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on securities:
              Gain (loss) arising during the period                                    (41)           3
              Reclassification adjustment                                                -            -
          Other comprehensive income                                                     -            -
                                                                                 ----------    ---------

Comprehensive Income                                                             $      160    $     216
                                                                                 ==========    =========










































                     See Notes to Condensed Consolidated Financial Statements

                        FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (In thousands of dollars)



                                                                                               Unaudited
                                                                                      Three Months Ended
                                                                                               March 31,

                                                                                   1999         1998

Balance, beginning of period                                                     $   9,747     $  9,325

     Net income                                                                        201          213

     Cash dividends declared                                                           (85)         (77)

     Change in net unrealized (loss) on
          securities available for sale                                                (41)           3
                                                                                 ----------    ---------

Balance, end of period                                                           $    9,822    $  9,464
                                                                                 ==========    =========






































                    See Notes to Condensed Consolidated Financial Statements

                       FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands of dollars)


                                                                                                       Unaudited
                                                                                                 Three Months Ended
                                                                                                       March 31,

                                                                                                  1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                $    201     $   213
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation                                                                               58            66
          Provision for loan losses                                                                   -            15
          Deferred income taxes (benefit)                                                             1             4
          Amortization of security premiums (accretion) of
             security discounts, net                                                                (12)          (20)
          (Gain) loss on disposal of assets                                                           -             1
          (Increase) decrease in accrued interest receivable                                        (90)           95
          (Increase) decrease in other assets                                                       (49)          (24)
          Increase (decrease) in other liabilities                                                  (20)          (11)
                                                                                               ---------    ----------

          Net cash provided by operating activities                                                  89           339
                                                                                               ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity                                                                             1,228         1,500
     Proceeds from maturities and calls of securities
          available for sale                                                                      2,002             -
     Purchases of securities held to maturity                                                    (2,478)            -
     Purchases of securities available for sale                                                  (3,000)       (1,093)
     Principal collected on (loans made to) customers, net                                        1,438           973
     Purchases of bank premises and equipment                                                       (15)          (24)
                                                                                               ---------    ----------

          Net cash provided by (used in) investing activities                                      (825)        1,356
                                                                                               ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts                                                                      156           179
     Proceeds from sales of (payments for matured)
          time deposits, net                                                                     (1,187)       (1,196)
     Net increase (decrease) in repurchase agreements                                              (286)          (71)
     Principal payments on long-term borrowings                                                      (4)           (3)
     Dividends paid                                                                                 (85)          (77)
                                                                                               ---------    ----------

          Net cash provided by (used in) financing activities                                    (1,406)       (1,168)
                                                                                               ---------    ----------

          Increase (decrease) in cash and cash equivalents                                       (2,142)          527

Cash and cash equivalents:
     Beginning                                                                                 $  8,016     $   5,901
                                                                                               ---------    ----------

     Ending                                                                                    $  5,874     $   6,428
                                                                                               =========    ====





                                                       (Continued)

                      FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                       (In thousands of dollars)

                                                                                                      Unaudited
                                                                                                  Three Months Ended
                                                                                                       March 31,

                                                                                                 1999          1998
                                                                                               ---------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest                                                                             $     878    $      815
                                                                                               =========    ==========

          Income taxes                                                                         $      10    $      195
                                                                                               =========    ==========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid                                                             $      85    $       77
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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant inter-company balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1998 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements
              for  the  prior  year,   as   previously   presented,   have  been
              reclassified to conform to current year classifications.


Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 1999 and December 31, 1998 are summarized as follows (in thousands):


                                                                                        March 31, 1999
                                                                                                             Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                    Cost         Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $     5,983  $         -   $        81    $     5,902
                  State & political subdivisions                         500            -             9            491
                                                                 -----------  -----------   -----------    -----------
                      Total Taxable                                    6,483            -            90          6,393

                Tax Exempt:
                  State & political subdivisions                       3,510           95             -          3,605
                                                                 -----------  -----------   -----------    -----------

                Total securities held to maturity                $     9,993  $        95   $        90    $     9,998
                                                                 ===========  ===========   ===========    ===========





                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   March 31, 1999
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government Agencies
                      and corporations                                9,503             9            88          9,424
                  Federal Reserve Bank stock                             57             -             -             57
                  Federal Home Loan Bank stock                          574             -             -            574
                  Other equity securities                                 7             -             -              7
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                  10,141             9            88         10,062

                Tax Exempt:
                  Federal Reserve Bank stock                              2             -             -              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities available for sale            $   10,143   $         9   $        88    $    10,064
                                                                 ==========   ===========   ===========    ===========



                                                                                                           December 31, 1998
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $    5,229   $         4   $        23    $     5,210
                  State & political subdivisions                          -             -             -              -
                                                                          -             -             -    -----------
                  Total Taxable                                       5,229             4            23          5,210

                Tax Exempt:
                  State & political subdivisions                      3,510            85             -          3,595
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $    8,739   $        89   $        23    $     8,805
                                                                 ==========   ===========   ===========    ===========


                                                                                                           December 31, 1998
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $    8,495   $        15   $        25    $     8,485
                  Federal Reserve Bank stock                             57             -             -             57
                  Federal Home Loan Bank stock                          574             -             -            574
                  Other equities                                          9             -             -              9
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                   9,135            15            25          9,125

                Tax Exempt:
                  Federal Reserve Bank stock                              2             -             -              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $    9,137   $        15   $        25    $     9,127
                                                                 ==========   ===========   ===========    ===========




                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 1999 are summarized as follows (in thousands):

                                                                              Held to Maturity     Available for Sale

                                                                                Estimated                   Estimated
                                                                  Amortized      Fair         Amortized       Fair
                                                                   Cost          Value         Cost          Value

                  Due within 1 year                              $    2,237   $     2,237   $     1,500    $     1,508
                  Due after 1 but within 5 years                      6,536         6,526         6,003          5,935
                  Due after 5 but within 10 years                       720           744         2,000          1,981
                  Due after 10 years                                    500           491             -              -
                  Equity securities                                       -             -           640            640
                                                                 ----------   -----------   -----------    -----------

                                                                 $    9,993   $     9,998   $    10,143    $    10,064
                                                                 ==========   ===========   ===========    ===========

              The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

              The proceeds from sales and calls and maturities of securities, and the related gross gains and losses realized for the three month periods ended March 31, 1999 and 1998 are as follows (in thousands):

                                                     PROCEEDS FROM                              GROSS REALIZED
                                                       Calls and

                                                      Sales      Maturities                    Gains          Losses

     Three months ended March 31, 1998
          Securities held to maturity              $         -   $    1,228                 $        -     $        -
          Securities available for sale                      -        2,002                          -              -
                                                   -----------   ----------                 -----------    -----------
                                                   $         -   $    3,230                 $        -     $        -
                                                   ===========   ==========                 ===========    ===========

     Three months ended March 31, 1997:
          Securities held to maturity              $         -   $    1,500                 $        -     $        -
          Securities available for sale                      -            -                          -              -
                                                   -----------   ----------                 -----------    -----------
                                                   $         -   $    1,500                 $        -     $        -
                                                   ===========   ==========                 ===========    ===========

Note 3.       Loans
              Total loans as of March 31, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                                                       March 31,          December 31,
                                                                                         1999              1998
                                                                                     --------------   ----------------
              Commercial, financial and agricultural                                 $       26,661   $         26,581
              Real estate - construction                                                        968                956
              Real estate - mortgage                                                         30,377             31,646
              Installment loans to individuals                                                8,348              8,482
              Other                                                                           1,630              1,772
                                                                                     --------------   ----------------
                  Total loans                                                                67,984             69,437

              Less unearned income                                                                -                  -
                                                                                     --------------   ----------------
                  Total loans net of unearned income                                         67,984             69,437

              Less allowance for credit losses                                                  751                766
                                                                                     --------------   ----------------
                      Loans, net                                                     $       67,233   $         68,671
                                                                                     ==============   ================



                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.       Allowance for Credit Losses
              Analyses of the allowance for loan losses are presented below (in thousands) for the three month periods ended March 31, 1999 and 1998:

                                                                                      Three Months Ended

                                                                                            March 31,          Dec 31,
                                                                                1999           1998            1998
                                                                          --------------    -----------   ------------

              Balance, beginning of period                                $        766      $       636   $       636

                  Loans charged off                                                (34)            (23)          (364)
                  Recoveries                                                        19              12             45
                                                                          --------------    -----------   ------------
                      Net losses                                                   (15)            (11)         (319)
                                                                          --------------    -----------   ------------

                  Provision for credit losses                                         -             15            449
                                                                          --------------    -----------   ------------

              Balance, end of period                                      $         751     $      640    $       766
                                                                          ==============    ===========   ============


              The Company's total recorded investment in impaired loans at March 31, 1999 and December 31, 1998, approximated $453,000 and $318,000, respectively, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $194,000 and $250,000, respectively. All impaired loans at March 31, 1999 and 1998 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at March 31, 1999 and December 31, 1998, and the contract amount of commitments to lend are as follows, in thousands of dollars:

                                                                              March 31,     December 31
                                                                                1999           1998
                                                                          --------------    -----------

              Commitments to extend credit                                $       11,512    $    11,508
                                                                          ==============    ===========

              Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6. Earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 192,903 and 192.500 for the three months ended March 31, 1999 and 1998, respectively.

              Under Financial Accounting Standards Statement No. 128, Earnings per Share, diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At March 31, 1999, shares totaling 3,603 were outstanding under the stock option plan, all being fully-vested and exercisable, with 5,619 shares remaining as available for grant.

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              Basic and diluted earnings per share are calculated as follows:

                                                                                               March 31, 1999

                                                                    Income                  Shares           Per Share
                                                                 (Numerator)            (   Denominator)        Amount
                                                                 -----------            ----------------   -----------
     Basic EPS
          Income available to common shareholders            $      201,000                     192,903    $      1.04
                                                                                                           ===========

     Effect of Dilutive Securities
          Stock options                                                   -                       1,097
                                                              -------------                 -----------

     Diluted EPS
          Income available to common shareholders            $      201,000                     194,000    $      1.04
                                                             ==============                 ===========    ===========




                                                                                               March 31, 1998

                                                                    Income                  Shares           Per Share
                                                                 (Numerator)            (   Denominator)        Amount
                                                                 -----------            ----------------   -----------
     Basic EPS
          Income available to common shareholders            $      213,000                     192,500    $      1.11
                                                                                                           ===========

     Effect of Dilutive Securities
          Stock options                                                   -                         321
                                                              -------------                 -----------

     Diluted EPS
          Income available to common shareholders            $      213,000                     192,821    $      1.10
                                                             ==============                 ===========    ===========




                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "Bankshares"), and its subsidiary, First National Bank for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K. The statements contained in this discussion may include forward-looking statements based upon management's expectations, and actual results may differ materially.

EARNINGS SUMMARY
The Company reported net income of $201,000 for the three months ended March 31, 1999 compared to $213,000 for the quarter ended March 31, 1998, representing a 5.6% decrease. The decrease in quarterly earnings was primarily attributable to a decrease in net interest income. See the NET INTEREST INCOME section which follows for further discussion of this item.

Basic earnings per common share was $1.04 for the quarter ended March 31, 1999 compared to the $1.11 reported for the first quarter of 1998. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart for the three month periods ended March 31, 1999 and 1998.


                                                                                            Three Months Ended
                                                                                                March 31,

                                                                                                            Increase
                                                                                   1999         1998        (Decrease)

Interest income                                                                 $     9.22   $     9.75   $     (0.53)
Interest expense                                                                      4.22         4.30         (0.08)
                                                                                ----------   ----------   ------------
     Net interest income                                                              5.00         5.45         (0.45)
Provision for loan losses                                                             0.00         0.08         (0.08)
                                                                                ----------   ----------   ------------
     Net interest income after
         provision for loan losses                                                    5.00         5.37         (0.37)
                                                                                ----------   ----------   ------------
Non-interest income                                                                   0.56         0.55          0.01
Non-interest expense                                                                  4.02         4.14         (0.12)
                                                                                ----------   ----------   ------------
     Income before income taxes                                                       1.54         1.78         (0.24)
Income tax expense                                                                    0.50         0.67         (0.17)
                                                                                ----------   ----------   ------------
          Net income                                                            $     1.04   $     1.11   $     (0.07)
                                                                                ==========   ==========   ============


The Company's annualized return on average assets (ROA) for the first quarter of 1999 was 0.82% compared to 0.90% for the first quarter of 1998. Annualized return on average shareholders' equity (ROE) was 8.21% for the first quarter of 1999 compared to 8.99% in the first quarter of 1998. These decreases are directly attributable to the decreased earnings level discussed herein.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended March 31, 1999 and 1998, the tax-equivalent adjustment was $22,000 and $25,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $985,000 for the three-month period ended March 31, 1999 compared to $1,074,000 for the same period of 1998, representing a decrease of $89,000 or 8.29%. As illustrated in Table I, the Company's net yield on interest earning assets decreased to 4.31% for the three months ended March 31, 1999 compared to 4.76% reported in the comparable period of 1998. The majority of the decline occurred in interest earning assets, where the yield declined from 8.44% in 1998 to 7.88% in 1999. As shown in Table II, this decline is largely attributable to a decreased interest rate environment in 1999. As a tool to manage interest rate risk, a majority of the Company's loan portfolio is written with variable interest rate features, whereby loan interest rates are repriced at specified time intervals based upon a pre-determined index rate. Variable rate commercial credits are priced based upon the prime rate as published in the Wall Street Journal. During the first quarter of 1999, the prime rate stood at 7.75% which compares to 8.50% during the first quarter of 1998. The seventy-five basis point decline in the prime rate was largely responsible for the negative impact on the loan interest yield, where the yield declined from 9.07% in 1998 to 8.51% in 1999. As a result of the depressed interest rate environment and other factors, interest income on earning assets was down $102,000 in 1999 compared 1998.

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




                                                         TABLE I

                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)

                                                                       Three Months Ended                    Three Months Ended
                                                                       March 31, 1999                        March 31, 1998
                                             ---------------------------------------------------------------------------------------
                                               Average                   Yield/      Average                   Yield/
                                               Balance    Interest(1)     Rate       Balance    Interest(1)     Rate

INTEREST EARNING ASSETS
     Loans                                   $   68,550   $    1,458       8.51%   $   69,732   $    1,582     9.07%
     Securities:
          Taxable                                14,724          229     6.22          12,739          196     6.15
          Tax-exempt                              3,862           64     6.62           4,090           75     7.33
                                             ----------   ----------   --------    ----------   ----------   ---------
              Total securities                   18,586          293     6.30          16,829          271     6.44
                                             ----------   ----------   --------    ----------   ----------   ---------

     Federal funds sold                           4,266           49     4.59           3,576           49     5.48
                                             ----------   ----------   ---------   ----------   ----------   --------

     Total interest earning assets           $   91,403   $    1,800       7.88%   $   90,137   $    1,902     8.44%
                                             ==========   ==========   =========   ==========   ==========   =========

NON-INTEREST EARNING ASSETS
     Cash and due from banks                     3,237                                  2,385
     Bank premises and equipment                 1,824                                  2,065
     Other assets                                1,974                                  1,115
     Allowance for credit losses                  (768)                                 (637)
                                             ----------                            ----------

              Total assets                   $  97,670                             $   95,065
                                             ==========                            ==========

INTEREST BEARING LIABILITIES
     Demand deposits                         $   12,065   $       70     2.32%     $   12,596   $       79     2.51
     Savings deposits                            28,526          287     4.02          24,683          256     4.15
     Time deposits                               29,398          361     4.91          30,206          389     5.15
                                             ----------   ----------   --------    ----------   ----------   -------
       Total interest bearing deposits       $   69,989   $      718     4.10      $   67,485   $      724      4.29%

     Repurchase agreements                        1,072            8     2.99%          1,429           14     3.92
     Long-term borrowings                         5,486           89     6.52           5,498           90     6.55
                                             ----------   ----------   ---------   ----------   ----------   -------
        Other interest bearing liabilities        6,558           97     5.95           6,927          104     6.01

       Total interest bearing liabilities    $   76,547   $      815       4.26%   $   74,412   $      828      4.45%
                                             ----------   ----------   ---------   ----------   ----------   --------

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
          Demand deposits                        10,412                                10,138
          Other liabilities                         924                                 1,038
          Shareholders' equity                    9,787                                 9,477
                                             ----------                            ----------

                  Total liabilities and
                  shareholders' equity       $   97,670                            $   95,065
                                             ==========                            ==========

              NET INTEREST
                  EARNINGS                                $      985                            $    1,074
                                                          ==========                            ==========

              NET YIELD ON INTEREST
                     EARNING ASSETS                                        4.31%                                 4.76%
                                                                       =========                          ============

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1999 and 1998.
(2) - For purposes of this table, nonaccruing loans are included in average loan balances and loan fees are included in interest income.


                                                        TABLE II

                                         CHANGES IN INTEREST INCOME AND EXPENSE
                                   DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                                (In thousands of dollars)


                                                                                             Three Months Ended
                                                                                         March 31, 1999 vs. March 31, 1998
                                                                                             Increase (Decrease)
                                                                                             Due to Changes in:
                                                                            Volume (1)      Rate (1)         Total

INTEREST EARNING ASSETS
     Loans                                                                   $     (26)      $    (98)       $   (124)

     Securities:
          Taxable                                                                   31              2              33
          Tax-exempt (2)                                                            (4)            (7)            (11)
                                                                             ----------      ---------       ---------
              Total securities                                                      27             (5)             22
                                                                             ----------      ---------       ---------

     Federal funds sold                                                              8             (8)              -
                                                                             ----------      ---------       ---------

          Total interest earning assets                                              9            (111)           (102)
                                                                             ----------      ----------      ----------

INTEREST BEARING LIABILITIES
     Demand deposits                                                                (3)            (6)             (9)
     Savings deposits                                                               39             (8)             31
     Time deposits                                                                 (10)           (18)            (28)
     Repurchase agreements                                                          (3)            (3)             (6)
     Long-term borrowings                                                            -             (1)             (1)
                                                                             ----------      ---------       ---------

          Total interest bearing liabilities                                        23             (36)           (13)
                                                                             ----------      ----------      ---------

              NET INTEREST EARNINGS                                          $     (14)      $      (75)     $      (89)
                                                                             ==========      ===========     ===========

(1) - The changes in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

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

No provision for loan losses was considered necessary during the first quarter of 1999. During the first quarter of 1998, the Company made a provision for loan losses of $15,000. See further discussion of loan quality and the related allowance for loan losses in the LOAN PORTFOLIO section of this analysis.


NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield related loan fees. For the three-month period ended March 31, 1999, non-interest income totaled $109,000, up $4,000 or 3.8% from the $105,000 that was recorded during the first quarter of 1998. Stated as a percentage of average assets, non-interest income was approximately 0.11% for the first quarter of 1999 and 1998.

Effective January 1, 1999, management implemented a new fee schedule whereby certain service charges assessed on demand deposit accounts were increased. As a result, service fees increased $11,000 or 19.6% during the first quarter of 1999 compared to the same period of 1998, and for the year, are expected to increase over 1998's level. The increase in service fee income was offset by a $7,000 decline in trust and other income during the quarter. Estate and other trust services tend to fluctuate from year to year, and trust revenues are expected to be lower in 1999 compared to 1998.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense, income taxes or the provision for loan losses. As of March 31, 1999, the Company's non-interest expense totaled $775,000, representing a decrease of $22,000, or 2.8%, from the $797,000 non-interest expense incurred in the first quarter of 1998. Expressed as a percentage of average assets, non-interest expense decreased to 0.79% at March 31, 1999, from 0.84% at March 31, 1998.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 50% and 51% of total non-interest expense at March 31, 1999 and 1998, respectively. Salaries and employee benefits decreased $21,000, or 5.1% as of March 31, 1999 compared to March 31, 1998. This decrease is primarily due to the company having three fewer full-time equivalents in 1999 compared to 1998. Less staff has been the result of employee retirements and voluntary resignations. Management feels the existing staff is adequate to meet its customers' needs without incurring excessive amounts of overtime or contractual labor. Therefore, the positions, for the short-term, will not be filled.

Recent changes in the State of West Virginia's property tax laws coupled with the assessment of property taxes on various large dollar capital additions within the past few years, namely the new branch in Lewisburg, have increased net occupancy expense $6,000 over the amount reported in 1998. Data processing, which stood at $41,000 in 1998, increased $9,000 or 21.9% during the first quarter of 1999. The increase is largely attributable to an estimated 15% fee hike imposed by the third party processor since February 1998. The $8,000 decrease in director's fees and shareholder expenses and the $7,000 increase in stationary and supplies expenses are largely due to timing differences. The amounts incurred for both line items during the first quarter of 1999 are not materially different from budgeted amounts, and for the year, are not expected to be materially different from 1998's expense. No other significant variances or unusual non-interest expense items occurred during the quarter.


INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $96,000 for the three-month period ended March 31, 1999 compared to $129,000 for same period of 1998. Income tax expense equaled 32.3% and 37.7% of income before taxes at March 31, 1999 and 1998, respectively. For financial reporting purposes, income tax expense does not equal the federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of the state income taxes, net of the federal benefit, and tax-exempt interest income included in income before income taxes.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $97,087,000 at March 31, 1999, compared to $98,353,000 at December 31, 1998, representing a decrease of $1,266,000 or 1.29%. Average total assets have also declined during the quarter. However, the decrease was only $683,000 or 0.69%. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities
The Bank's total securities portfolio increased by $2,191,000 or 12.2% from December 31, 1998. Due to slow loan demand and net payoffs in the loan portfolio, management opted to purchase securities with interest yields better than overnight investments, such as Federal funds sold. In anticipation of future loan growth, an effort was made to purchase short-term securities. A summary of the Company's securities portfolio is included as Note 2 to the condensed consolidated financial statements.

Loan Portfolio
Loans, net of unearned income, decreased during the first quarter of 1999 from $69,437,000 at year end 1998 to $67,984,000 as of March 31, 1999. Similarly,
average loans outstanding through March 31, 1999, of $68,550,000 decreased from the average loans outstanding at March 31, 1998, of $69,732,000. With the lowest mortgage and prime interest rates in recent years, many customers have taken the opportunity to refinance their existing debt. Although the Company strives to remain competitive in the pricing of its loan products, several large dollar credits have refinanced with competing banks and financial institutions. Through the strength of its business and personal relationships, future loan growth, primarily in high-quality commercial and commercial real estate loans and residential mortgages, is anticipated by Bank management. Marketing efforts will focus on the Bank's primary and contiguous market areas. A summary of the Bank's loans by category in comparison to year end 1998 is included in Note 3 to the condensed consolidated financial statements.

The allowance for loan losses was $751,000 at March 31, 1999 compared to $766,000 at December 31, 1998. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 1.10% at March 31, 1999 and December 31, 1998. Loans charged-off, net of recoveries of previously charged-off loans, totaled $15,000 and $11,000 for the three months ended March 31, 1999 and 1998, respectively. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31, 1999 and 1998, and December 31, 1998.

The Company's allowance for loan losses is divided into allocated and unallocated categories. The allocated portion of the allowance is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based upon various qualitative factors in the loan portfolio and the market in which the Company operates. At March 31, 1999, the unallocated portion of the allowance approximated $244,000 compared to $95,000 at year-end 1998, or 32.5% and 12.4% of the total allowance, respectively. The increase in the unallocated portion is due to the following: (1) a principal payment received on a problem credit reduced the specific allocation by $47,000, and (2) the decrease in total loan outstandings equated to a smaller pooled reserve requirement. However, the increase in the unallocated portion was most impacted by the improvement in the Company's loss experience over the past several years. Currently, the Company uses an adjusted three-year charge-off factor for each pool of loans to measure the pooled requirement. Cumulative net charge-offs over the past three years total $358,000. This same loss history equates to approximately 0.17% of the average total loan balance over the same time period and compares favorably to other common-sized banks within its market area. This low level of net losses has been achieved through sound lending policies and procedures.

Total recorded investment in impaired loans at March 31, 1999 and December 31, 1998, approximated $453,000 and $318,000, respectively, for which related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $194,000 and $250,000, respectively. All impaired loans at March 31, 1999 and 1998 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan. Impaired loans are included in nonaccrual loans.

The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. A summary of the Company's past due loans and non-performing assets is provided in the following table:



                       SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                                         (in thousands of dollars)


                                                                                March 31,         December 31,
                                                                      1998          1997            1997
                                                                  -----------   -----------   ----------------

Loans past due 90 or more days still accruing                     $         -             -       $       -
                                                                  ===========   ===========       =========

NON-PERFORMING assets:
     Non-accruing loans                                           $       453   $     1,707       $     318
     Other real estate owned                                              875            20             875
                                                                  -----------   -----------       ---------

                                                                  $     1,328   $     1,727       $   1,193
                                                                  ===========   ===========       =========


Total non-performing assets at March 31, 1999 increased $134,000 from its December 31, 1998 balance, with non-accrual loans accounting for the entire increase. As discussed above, all non-accrual loans at March 31, 1999 have been individually reviewed for their estimated loss exposure, and a portion of the allowance for loan losses has been allocated to cover such losses, if needed.

In February 1999, the Company entered into an agreement to lease the commercial property it holds in other real estate. The terms of the lease call for the lessee to make monthly payments for three years with the option to purchase the property at any time during the lease term at a price equal to the book value of the property , reduced by the amount of the lease payments, up to a maximum of $100,000.


Deposits
Total deposits at the end of the first quarter decreased from year-end 1998, falling $1,031,000, or 1.27%, to $80,190,000. Ending balances for non-interest bearing deposits decreased by $1,884,000, or 15.54%, while interest bearing deposits increased by $853,000, or 1.23%. Historically, the Company has experienced deposit runoff in the first quarter, particularly in transactional accounts (e.g., demand deposit, NOW and money market accounts), as depositors access account balances for various reasons. For comparative purposes, total deposits fell $1,017,000 or 1.3% in the first quarter of 1998.

For the quarter, total savings deposits grew $1,782,000 or 6.42%. Much of the growth has occurred in a particular savings product where the balance grew $2,201,000 or 17.1% since December 31, 1998. This product offers a competitive interest rate and immediate liquidity, which is attractive in the current interest rate environment. The growth in savings has been offset by a $989,000 decline in certificates of deposit, while other interest bearing deposits grew marginally. As certificates of deposit matured during the quarter, some larger balance customers transferred deposits to the savings product mentioned above, which contributed to the savings growth. This shifting of deposits between savings and certificates of deposit has not materially impacted interest expense as the highest interest rate offered on the savings product is comparable to short-term interest rates offered on certificates of deposits. See the NET INTEREST INCOME section of this analysis for further discussion of the impact on the Company's interest expense.

Management anticipates that non-interest deposits will rebound from their "seasonal" decline during the second quarter. In addition, interest bearing deposits will continue to be pursued in order to fund future asset growth.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $5,874,000 at March 31, 1999 versus $8,016,000 at December 31, 1998. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated future funding needs are met.

Further enhancing the Company's liquidity is the availability of $3,737,000, at amortized cost, in debt securities maturing within one year as of March 31, 1999. Also, the Company has classified additional debt securities with an estimated fair value totaling $7,916,000 as available for sale in response to an unforeseen need for liquidity.

Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company's principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's gap position as of March 31, 1999, is presented in TABLE III.




                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                     March 31, 1999
                                                (In thousands of dollars)


                                                                     REPRICING (1)
                                                  Within 3       3 to 6        6 to 12         After
                                                     Months        Months      12 Months     12 Months         Total
                                                  -----------  ------------  ------------  -----------     -------------

INTEREST EARNING ASSETS
     Loans, net of unearned income                $   21,064   $      4,026  $      9,326  $    33,568     $    67,984
     Securities, at amortized cost                     1,249          2,488             -       15,759          19,496
     Federal funds sold                                3,178              -             -            -           3,178
                                                  ----------   ------------  ------------  -----------     -----------
           Total interest earning assets              25,491          6,514         9,326       49,327          90,658
                                                  ----------   ------------  ------------  -----------     -----------

INTEREST BEARING LIABILITIES
     Demand deposits                                  12,157              -             -            -          12,157
     Savings deposits                                 29,547              -             -            -          29,547
     Time deposits                                     6,102          6,299        11,161        4,685          28,247
     Repurchase Agreements                               665              -             -            -             665
     Long-term borrowings                                  3              3             6        5,472           5,484
                                                  ----------   ------------  ------------  -----------     -----------
        Total interest bearing liabilities            48,474          6,302        11,167       10,157          76,100
                                                  ----------   ------------  ------------  -----------     -----------

        Contractual interest sensitivity gap         (22,983)           212        (1,841)      39,170          14,558

     Adjustment (2)                                   24,539       (24,539)            -            -               -
                                                  ----------   ------------  ------------    ---------     -----------

        Adjusted interest sensitivity gap         $    1,556   $    (24,327) $     (1,841) $    39,170     $    14,558
                                                  ==========   ============= ============= ===========     ===========

        Cumulative adjusted interest
              sensitivity gap                     $    1,556   $    (22,771) $   (24,612)  $    14,558
                                                  ==========   ============= ============  ===========

           Cumulative adjusted gap ratio                1.07           0.58          0.63         1.19
                                                  ==========   ============  ============  ===========

           Cumulative adjusted gap as a
               percent of earning assets               1.72%       (25.12%)      (27.15%)       16.06%
                                                  ==========   ============  ============  ===========

(1) - Contractual repricing, not contractual maturities, is used in this table unless otherwise noted. No pre-payment assumptions were assumed. (2) - Adjustment to approximate the actual repricing of certain interest bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.63, or ($24,612,000.) Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 1999 could have a significant negative impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of March 31, 1999, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at March 31, 1999 was $9,822,000 compared to $9,747,000 at December 31, 1998, representing an increase of $75,000. Average total shareholders' equity expressed as a percentage of average total assets was approximately 10.02% at March 31, 1999, which is higher than December 31, 1998's level of 9.90%. Cash dividends totaling $85,000, or $0.44 per share were declared during the first quarter of 1999 which is 10% higher than dividend level paid during the first quarter of 1998. These payout levels represented approximately 42% and 36% of the Company's year-to-date earnings for the three-month periods ended March 31, 1999 and 1998, respectively. The Company's return on average equity (ROE) decreased to 8.21% for the first quarter of 1999 compared to 8.99% in the first quarter of 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:


                                                RISK-BASED CAPITAL RATIOS
                                                     March 31, 1999

                                                                                                 Minimum
                                                                              Actual           Requirement

          Tier 1 risk-based capital ratio                                        15.01%           4.00%
          Total risk-based capital ratio                                         16.15%           8.00%
          Leverage ratio                                                         10.08%           3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

YEAR 2000:
As discussed in greater detail in the 1998 10-K, the Company has committed a great amount of effort and resources to ensure that critical information and non-information systems will operate effectively in the Year 2000 (or "Y2K"). Should problems be confronted, a contingency plan detailing various manual operations and "backup" procedures is available. A similar contingency plan has been utilized during recent natural disasters with little or no problems encountered. In addition to its "in-house" information and non-information systems, the Company has sought representations from major vendors, suppliers and customers regarding their readiness for Y2K. In particular, commercial loan customers identified as highly susceptible to Y2K failures have been asked by the Company for representations regarding their readiness for Y2K. These customers will be closely monitored and estimated loan losses resulting from potential Y2K exposure will be incorporated in the evaluation for loan loss reserve.

To date, the Company is approximately 95% complete with regards to replacement and remediation. Since December 31, 1998, the Company has incurred outlays totaling approximately $16,000 representing both capital and noncapital expenditures. For the remainder of 1999, no material outlays are expected to be incurred.

The Company is approximately 80% complete with regards to its testing for Y2K compliance. Remaining areas of testing include Automated Teller Machines (or
"ATMs") and various third party processors and software, such as payroll and credit bureau vendors. All such testing is expected to be completed by the end of the second quarter.

Management is addressing possible liquidity concerns in the event depositors withdraw large amounts of cash at or near year end. At this time, the cash requirements at or near year end cannot be reasonably predicted. However, the Bank, with input from industry regulators, will be working on estimating possible cash requirements in the near future. See the LIQUIDITY AND INTEREST RATE MANAGEMENT section for further discussion on liquidity.

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings
          Neither the Company nor its subsidiary  Bank is currently  involved in
          any  material  legal   proceedings,   other  than  routine  litigation
          incidental to their business.

     Item 2 - Changes in Securities
          None

     Item 3 - Defaults upon Senior Securities
          None

     Item. 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of shareholders of First National Bankshares Corporation was held on April 22, 1999. A total of 128,087 shares, or 66% of outstanding shares, were voted, with 126,309 represented by proxy and 1,778 represented in person. At this meeting, the following business was transacted:

              a)  Election for three-year term
                  Richard E. Ford and Ronald B. Snyder were elected to serve as Company directors for a three-year term expiring in the year 2002. Results of the election were as follows:

                                      TOTAL
                                     VOTES
          Nominees selected by Board of Directors
                      Richard E. Ford                              124,002
                      Ronald B. Snyder                             126,162

          Nominees from the Floor
                      None



              b) The accounting firm of Arnett & Foster of Charleston, WV was approved by the shareholders as the Company's accounting firm as 127,951shares voted for this appointment and 131shares abstained. Five votes were cast against this motion.

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

          b). The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 1999.

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







                                   FIRST NATIONAL BANKSHARES CORPORATION



                                          By  /S/  L. Thomas Bulla
                                                                 L. Thomas Bulla
                                           President and Chief Executive Officer



                                          By  /S/  Charles A. Henthorn
                                                            Charles A. Henthorn
                                                       Executive Vice President
                                             Secretary to the Board of Directors


                                          By  /S/  Matthew L. Burns
                                                           Matthew L. Burns,CPA
                                   Chief Financial Officer, First National Bank
                                    (Principal Financial and Accounting Officer)









Date:     /  /

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