Form 10-Q
period 1999-09-30
FIRST NATIONAL BANKSHARES CORP
filed 1999-11-10
CIK 814178

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549


                                                        FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                September 30, 1999
                                         ----------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes      X         No
The number of shares outstanding of the issuer's classes of common stock as of November 10, 1999:

                               Common Stock, $1 par value -- 964,515 shares




                                 THIS REPORT CONTAINS   41 PAGES



                              FIRST NATIONAL BANKSHARES CORPORATION
                                           FORM 10-Q
                       For the Quarterly Period Ended September 30, 1999

                                               INDEX

                                                                                                                 Page
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

              Condensed Consolidated Balance Sheets -
                 September 30, 1999 and December 31, 1998                                                            3

              Condensed Consolidated Statements of Income -
                Three Months Ended September 30, 1999 and 1998 and
                Nine Months Ended September 30, 1999 and 1998                                                        4

              Condensed Consolidated Statements of Comprehensive Income
                 Three Months Ended September 30, 1999 and 1998
                 Nine Months Ended September 30, 1999 and 1998                                                       5

              Condensed Consolidated Statements of Shareholders' Equity -
                Three Months Ended September 30, 1999 and 1998 and
                Nine Months Ended September 30, 1999 and 1998                                                        6

              Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998                                                      7-8


              Notes to Condensed Consolidated Financial Statements                                                9-13


     Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                          14-24



PART II.      OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                      24

     Item 2. Changes in Securities                                                                                  24

     Item 3. Defaults upon Senior Securities                                                                        24

     Item 4. Submission of Matters to a Vote of Security Holders                                                    24

     Item 5. Other Information                                                                                      24

     Item 6.  Exhibits and Reports on Form 8-K                                                                   24-25

     SIGNATURES                                                                                                     26



PART I.  FINANCIAL INFORMATION

                                          FIRST NATIONAL BANKSHARES CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands of dollars, except per share data)


                                                                                   September 30,          December 31,
                                                                                         1999              1998
ASSETS                                                                                (Unaudited)          (1)

Cash and due from banks                                                            $         2,885    $         2,337
Interest-bearing deposits with other banks                                                     105                  -
Federal funds sold                                                                           3,931              5,679
Securities held to maturity (estimated fair value
     $12,753 and $8,805 respectively)                                                       13,014              8,739
Securities available for sale                                                               14,305              9,127
Loans, net of allowance of $632 and
      $766, respectively                                                                    71,456             68,671
Bank premises and equipment, net                                                             1,709              1,848
Accrued interest receivable                                                                    807                602
Other real estate owned acquired in settlement of loans                                        865                875
Other assets                                                                                   525                475
                                                                                   ---------------    ----------------

              Total assets                                                         $       109,602    $        98,353
                                                                                   ===============    ================



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Non-interest bearing                                                     $        11,084    $        12,123
          Interest bearing                                                                  83,199             69,098
                                                                                   ---------------    ----------------
              Total deposits                                                                94,283             81,221
     Short-term borrowings                                                                   3,907                951
     Other liabilities                                                                         911                946
     Long-term borrowings                                                                      477              5,488
                                                                                   ---------------    ----------------

              Total liabilities                                                             99,578             88,606
                                                                                   ---------------    ----------------

Commitments and Contingencies

Shareholders' equity
     Common stock, $1.00 par value, authorized
          10,000,000 shares, issued 964,515 shares                                             965                965
     Surplus                                                                                 1,019              1,019
     Retained earnings                                                                       8,201              7,770
     Accumulated other comprehensive income                                                   (161)                (7)
                                                                                   ----------------   ----------------
              Total shareholders' equity                                                    10,024              9,747
                                                                                   ---------------    ----------------

              Total liabilities and shareholders' equity                           $       109,602    $        98,353
                                                                                   ===============    ================




(1) Extracted from the December 31, 1998 audited financial statements.


                                See Notes to Condensed Consolidated Financial Statements




                                          FIRST NATIONAL BANKSHARES CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                    (In thousands of dollars, except per share data)

                                                                                 Three Months Ended            Nine Months Ended
                                                                                  September 30,             September 30,
                                                                       1999         1998         1999          1998
Interest Income
     Interest and fees on loans                                     $    1,574   $    1,652    $   4,510    $    4,767
     Interest and dividends on securities:
          Taxable                                                          357          223          830           619
          Tax-exempt                                                        41           43          123           134
     Interest on interest-bearing deposits with other banks                 26            -           75             -
     Interest on federal funds sold                                         39           63          150           172
                                                                    ----------   ----------    ---------    ----------
          Total interest income                                          2,037        1,981        5,688         5,692
                                                                    ----------   ----------    ---------    ----------

Interest Expense
     Interest on deposits                                                  805          758        2,261         2,217
     Interest on short-term borrowings                                       9           18           22            47
     Interest on long-term borrowings                                       71           92          251           272
                                                                    ----------   ----------    ---------    ----------
          Total interest expense                                           885          868        2,534         2,536

          Net interest income                                            1,152        1,113        3,154         3,156

Provision for loan losses                                                   50           29           80           449
                                                                    ----------   ----------    ---------    ----------

          Net interest income after provision
              for loan losses                                            1,102        1,084        3,074         2,707
                                                                    ----------   ----------    ---------    ----------

Other income
     Service fees                                                           77           65          223           186
     Securities gains and (losses)                                           -            -            -             -
     Trust income                                                            6           21           47            66
     Other income                                                           27           55           72            98
                                                                    ----------   ----------    ---------    ----------
                                                                           110          141          342           350
                                                                    ----------   ----------    ---------    ----------
Other expense
     Salaries and employee benefits                                        410          384        1,198         1,163
     Net occupancy expense                                                  64           73          205           202
     Equipment rental, depreciation and maintenance                         70           66          209           215
     Data processing                                                        43           64          138           154
     Professional and legal                                                 31           81           73           149
     Directors' fees and shareholder expense                                26           21           74            74
     Other operating expenses                                              178          151          491           448
                                                                    ----------   ----------    ---------    ----------
                                                                           822          840        2,388         2,405
                                                                    ----------   ----------    ---------    ----------

Income before income taxes                                                 390          385        1,028           652

     Income tax expense                                                    131           90          341           180
                                                                    ----------   ----------    ---------    ----------

          Net income                                                $      259   $      295    $     687    $      472
                                                                    ==========   ==========    =========    ==========

Basic earnings per common share                                     $     0.27   $     0.31    $    0.71    $     0.49
                                                                    ==========   ==========    =========    ==========
Diluted earnings per common share                                   $     0.27   $     0.31    $    0.71    $     0.49
                                                                    ==========   ==========    =========    ==========
Dividends per common share                                          $     0.09   $     0.08    $    0.27    $     0.24
                                                                    ==========   ==========    =========    ==========


                                See Notes to Condensed Consolidated Financial Statements

                                          FIRST NATIONAL BANKSHARES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (Unaudited)
                                                (In thousands of dollars)


                                                                                               C>

                                                                Unaudited                         Unaudited
                                                            Three Months Ended                Nine Months Ended
                                                                September 30,                       September 30,
                                                                  1999          1998            1999           1998
                                                            ----------    ----------        ----------   ----------

Net Income                                                     $   259      $   295         $     687     $     472
     Other comprehensive income, net of tax:
          Unrealized gains/(losses) on securities:
              Gain (loss) arising during the period               (31)             6             (154)          13
              Reclassification adjustment                           -              -                -            -
     Other comprehensive income                                     -              -                -            -
                                                            ---------     ----------        ----------   ---------

Comprehensive Income                                        $     228     $      301        $      533   $      485
                                                            ==========    ==========        ==========   ==========







































                                See Notes to Condensed Consolidated Financial Statements





                                          FIRST NATIONAL BANKSHARES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (Unaudited)
                                    (In thousands of dollars, except per share data)


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                       1999         1998         1999          1998
                                                                    ----------   ----------    ---------    ----------

Balance, beginning of period                                        $   9,882    $   9,376     $  9,747     $   9,325

     Net income                                                           259          295          687           472

     Cash dividends declared                                              (86)         (77)        (256)         (231)

     Issued 403 shares of common
          stock pursuant to stock option
          exercise                                                          -            -            -            21

     Change in net unrealized gain(loss) on
          securities available for sale                                   (31)           6         (154)           13
                                                                    ----------   ----------    ---------    ----------

Balance, end of period                                              $  10,024    $   9,600     $ 10,024     $   9,600
                                                                    =========    ==========    =========    ==========


































                                See Notes to Condensed Consolidated Financial Statements

                                          FIRST NATIONAL BANKSHARES CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                (In thousands of dollars)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                  1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                $    687     $     472
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation                                                                              175           190
          Provision for loan losses                                                                  80           449
          Deferred income tax expense(benefit)                                                       71           (95)
          Amortization of security premiums (accretion) of
              security discounts, net                                                              (132)          (40)
          (Gain) Loss on sale of other assets                                                         -           (29)
          (Gain) Loss on disposal of bank premises and equipment                                     (6)            1
          (Increase) Decrease in accrued interest receivable                                       (205)           25
          (Increase) Decrease in other assets                                                       (21)           17
          Increase (Decrease) in other liabilities                                                  (36)          (95)
                                                                                               ---------    ----------
          Net cash provided by (used in) operating activities                                       613           895
                                                                                               ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity                                                                             4,483         7,575
     Proceeds from maturities and calls of securities
          available for sale                                                                      6,502         2,000
     Purchases of securities held to maturity                                                    (8,722)       (2,001)
     Purchases of securities available for sale                                                 (11,838)       (7,071)
     Principal collected on (loans made to) customers, net                                       (2,865)         (830)
     Principal payments received from leases                                                         10             -
     Proceeds from sale of other assets                                                               -            35
     Proceeds from sale of bank premises and equipment                                               20             -
     Purchases of bank premises and equipment                                                       (50)          (39)
                                                                                               ---------    ----------
          Net cash provided by (used in) investing activities                                   (12,460)         (331)
                                                                                               ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts                                                                   15,504         1,673
     Proceeds from sales of (payments for matured)
          time deposits, net                                                                     (2,442)       (1,454)
     Net increase (decrease) in short-term borrowings                                          2,956        (105)
     Principal payments on long-term borrowings                                                  (5,011)          (10)
     Proceeds from sale of common stock pursuant to
          stock option exercise                                                                       -            21
     Dividends paid                                                                                (255)         (231)
                                                                                               ---------    ----------
          Net cash provided by (used in) financing activities                                    10,752          (106)
                                                                                               ---------    ----------

          Increase (decrease) in cash and cash equivalents                                       (1,095)          458

Cash and cash equivalents:
     Beginning                                                                                    8,016         5,901
                                                                                               ---------    ----------

     Ending                                                                                    $  6,921     $   6,359
                                                                                               =========    ==========

                                                       (Continued)
                                See Notes to Condensed Consolidated Financial Statements

                                          FIRST NATIONAL BANKSHARES CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                                       (Unaudited)
                                                (In thousands of dollars)



                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                                 1999          1998
                                                                                               ---------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors                                                          $   2,608    $    2,541
                                                                                               =========    ==========

          Income taxes                                                                         $     267    $      352
                                                                                               =========    ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid                                                             $      86    $       77
                                                                                               =========    ==========

     Property acquired in settlement of loans                                                  $       -    $      885
                                                                                               =========    ==========




































                                See Notes to Condensed Consolidated Financial Statements

                        FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)

Note 1.           Basis of Presentation
              The accounting and reporting policies of First National Bankshares Corporation, (the "Company" or "First National"), and its wholly owned subsidiary, First National Bank, conform to generally accepted accounting principles and to general policies within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1998 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements
              for  the  prior  year,   as   previously   presented,   have  been
              reclassified to conform to current year classifications.

              Accounting Pronouncements
              In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for years beginning after June 15, 2000. The impact of adopting the pronouncement would be immaterial as the Company does not currently hold derivative instruments or engage in hedging activities.

              Stock Split
              As discussed in more detail later is this report, the Company enacted a 5 for 1 stock split on September 24, 1999. The par value was reduced from $5.00 to $1.00 and 771,612 incremental shares were issued to shareholders of record. All prior period per share data has been restated for split in order to enhance comparability of data presented.

Note 2.           Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                                      September  30, 1999
                                                                                                             Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                    Cost         Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $     8,993  $         -   $       150    $     8,843
                  State and political subdivisions                       500            -           134            366
                                                                 -----------  -----------   -----------    -----------
                      Total Taxable                                    9,493            -           284          9,209

                Tax Exempt:
                  State and political subdivisions                     3,521           31             8          3,544
                                                                 -----------  -----------   -----------    -----------

                Total securities held to maturity                $    13,014  $        31   $       292    $    12,753
                                                                 ===========  ===========   ===========    ===========

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           September 30, 1999
                                                                                                          Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $   13,929             -           264         13,665
                  Federal Reserve Bank Stock                             57             -             -             57
                  Federal Home Loan Bank Stock                          574             -             -            574
                  Other equity securities                                 7             -             -              7
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                  14,567             -           264         14,303

                Tax Exempt:
                  Federal Reserve Bank Stock                              2             -             -              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities available for sale            $   14,569   $         -   $       264    $    14,305
                                                                 ==========   ===========   ===========    ===========



                                                                                                           December 31, 1998
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $    5,229   $         4   $        23    $     5,210
                  State and political subdivisions                        -             -             -              -
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                   5,229             4            23          5,210

                Tax Exempt:
                  State and political subdivisions                    3,510            85             -          3,595
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $    8,739   $        89   $        23    $     8,805
                                                                 ==========   ===========   ===========    ===========


                                                                                                           December 31, 1998
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $    8,495   $        15   $        25    $     8,485
                  Federal Reserve Bank Stock                             57             -             -             57
                  Federal Home Loan Bank Stock                          574             -             -            574
                  Other equities securities                               9             -             -              9
                                                                 ----------   -----------   -----------    -----------
                      Total Taxable                                   9,135            15            25          9,125

                Tax Exempt:
                  Federal Reserve Bank Stock                              2             -             -              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $    9,137   $        15   $        25    $     9,127
                                                                 ==========   ===========   ===========    ===========




                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 1999 are summarized as follows (in thousands):


                                                                              Held to Maturity             Available for Sale
                                                                                Estimated                   Estimated
                                                                  Amortized      Fair         Amortized       Fair
                                                                   Cost          Value         Cost          Value

                  Due within 1 year                              $      993   $       991   $     4,930    $     4,921
                  Due after 1 but within 5 years                     11,004        10,881         8,000          7,782
                  Due after 5 but within 10 years                       517           515           999            962
                  Due after 10 years                                    500           366             -              -
                  Equity securities                                       -             -           640            640
                                                                 ----------   -----------   -----------    -----------
                                                                 $   13,014   $    12,753   $    14,569    $    14,305
                                                                 ==========   ===========   ===========    ===========

     The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer at par value.

     The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the nine month periods ended September
     30, 1999 and 1998 are as follows (in thousands):

                                                                              Proceeds From                Gross Realized
                                                                  Calls and    Principal
                                                      Sales      Maturities      Payments      Gains          Losses

              Nine months ended September 30, 1999
                  Securities held to maturity      $         -   $    4,483   $         -   $         -    $         -
                  Securities available for sale              -        6,502             -             -              -
                                                   -----------   ----------   -----------   -----------    -----------
                                                   $         -   $   10,985   $         -   $         -    $         -
                                                   ===========   ==========   ===========   ===========    ===========

              Nine months ended September 30, 1998:
                  Securities held to maturity      $         -   $    7,575   $         -   $         -    $         -
                  Securities available for sale              -        2,000             -             -              -
                                                   -----------   ----------   -----------   -----------    -----------
                                                   $         -   $    9,575   $         -   $         -    $         -
                                                   ===========   ==========   ===========   ===========    ===========

Note 3.           Loans
              Total loans as of September 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                                                    September  30,       December 31,
                                                                                         1999              1998
                                                                                     --------------   ----------------
              Commercial, financial and agricultural                                 $      27,035    $        26,581
              Real estate - construction                                                     1,680                956
              Real estate - mortgage                                                        32,012             31,646
              Installment loans to individuals                                               9,276              8,482
              Other                                                                          2,087              1,772
                                                                                     --------------   ----------------
                  Total loans                                                               72,090             69,437

              Less unearned income                                                               2                  -
                                                                                     --------------   ----------------
                  Total loans net of unearned income                                        72,088             69,437

              Less allowance for credit losses                                                 632                766
                                                                                     --------------   ----------------
                      Loans, net                                                     $      71,456    $        68,671
                                                                                     ==============   ================




                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Allowance for Credit Losses
              Analyses of the allowance  for credit  losses are presented  below
              (in thousands) for the nine month periods ended September 30, 1999 and 1998 and twelve months ended December 31, 1998:

                                                                                            Nine Months Ended
                                                                              September 30,          Dec 31,
                                                                                1999           1998            1998
                                                                          --------------    -----------   ------------

              Balance, beginning of period                                $         766     $      636    $       636

                  Loans charged off                                                (258)          (346)          (364)
                  Recoveries                                                         44             37             45
                                                                          --------------            ---            ---
                      Net (losses)/recoveries                                      (214)          (309)          (319)
                                                                                   -----         ------          -----

                  Provision for credit losses                                        80            449            449
                                                                                     ---           ----           ----

              Balance, end of period                                      $         632     $      776    $       766
                                                                          =        =====    =      ====   =       ====

              The  Company's  total  recorded  investment  in impaired  loans at
              September  30, 1999 and December 31, 1998,  approximated  $121,000 and $318,000,  respectively,  for which the related  allowance for credit losses  determined in accordance  with  generally  accepted
              accounting   principles   approximated   $121,000  and   $250,000,
              respectively.  All impaired loans were collateral  dependent,  and accordingly,  the fair value of the loan's  collateral was used to measure the  impairment of each loan.  Impaired loans are included in non-accrual loans.

Note 5.           Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at September 30, 1999 and December 31, 1998, and the contract amounts of commitments to lend are as follows, in thousands of dollars:

                                                                          September 30,    December 31
                                                                                1999           1998
                                                                                --------       --------

              Commitments to extend credit                                $       13,635    $    11,508
                                                                          =       ======    =    ======

              Management is not aware of any commitments or contingencies which may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6.       Earnings per share
              Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 964,515 and 963,245 for nine month periods ended September 30, 1999 and 1998, respectively.

              Under Financial Accounting Standards Statement No. 128, "Earnings per Share," diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At September 30, 1999, 32,015 shares were outstanding under the stock option plan, of which 18,015 are fully vested and exercisable, with 14,095 shares remaining as available for grant. For the nine month periods presented, basic and diluted earnings per share are calculated as follows:







                                                   September 30, 1999

                                                                    Income                  Shares           Per Share
                                                                 (Numerator)           (    Denominator)        Amount
                                                                 -----------           --   ------------        ------
     Basic EPS
          Income available to common shareholders            $      687,000                     964,515    $      0.71
                                                                                                           =      ====

     Effect of Dilutive Securities
          Stock options                                               -                           5,484
                                                              ---     -----                       -----

     Diluted EPS
          Income available to common shareholders            $      687,000                     969,999    $      0.71
                                                             ====   =======                     =======    =      ====

                                                   September 30, 1998

                                                                    Income                  Shares           Per Share
                                                                 (Numerator)           (    Denominator)        Amount
                                                                 -----------           --   ------------        ------
     Basic EPS
          Income available to common shareholders            $      472,000                     963,245    $      0.49
                                                                                                           =      ====

     Effect of Dilutive Securities
          Stock options                                               -                           4,590
                                                              -------------                 -----------

     Diluted EPS
          Income available to common shareholders            $      472,000                     967,835    $      0.49
                                                             ==============                 ===========    =      ====

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


                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                              1999             1998
                                                                              ----             ----

              Net income:
                  As reported                                                 $687              $472
                  Proforma                                                    $664              $461
              Basic earnings per share:
                  As reported                                                 $0.71            $0.49
                  Proforma                                                    $0.69            $0.48
              Diluted earnings per share:
                  As reported                                                 $0.71            $0.49
                  Proforma                                                    $0.68            $0.48














                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "First National"), and its subsidiary, First National Bank for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K. This discussion may include forward-looking statements based upon management's expectations, and actual results may differ materially.


EARNINGS SUMMARY
The Company reported net income of $259,000 for the three months ended September 30, 1999 compared to a net income of $295,000 for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, the Company's net income of $687,000 increased $215,000 from the $472,000 reported for the same period of 1998.

Basic earnings per common share was $0.27 for the quarter ended September 30, 1999 compared to the $0.31 reported for the third quarter of 1998. For the nine month period ended September 30, 1999, basic earnings per common share totaled $0.71 compared with $0.49 for the same period of 1999. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart both for the three month and for the nine month periods ended September 30, 1999 and 1998.


                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                                   Increase                                 Increase
                                           1999        1998        (Decrease)      1999         1998        (Decrease)
                                         ---------   ---------   ------------   ----------   ----------     ----------

Interest income                           $  2.11    $   2.06       $   0.05     $   5.90     $   5.91       $  (0.01)
Interest expense                             0.92        0.90           0.02          2.63         2.63         (0.00)
                                         --------    ---------   ------------   ----------   ----------        -------
     Net interest income                     1.19        1.16           0.03          3.27         3.28         (0.01)
Provision for loan losses                    0.05        0.03           0.02          0.08         0.47         (0.39)
                                         --------    ---------   ------------   ----------   ----------         ------
     Net interest income after
     provision for loan losses               1.14        1.13           0.01          3.19         2.81          0.38
                                         --------    ---------   ------------   ----------   ----------          -----
Non-interest income                          0.12        0.14          (0.02)         0.35         0.37         (0.02)
Non-interest expense                         0.85        0.87          (0.02)         2.48         2.50         (0.02)
                                         --------    ---------   ------------   ----------   ----------         ------
     Income before income taxes              0.41        0.40           0.01          1.06         0.68          0.38
Income tax expense                           0.14        0.09           0.05          0.35         0.19          0.16
                                         ---------   ---------   ------------   ----------   ----------          -----
                  Net income             $   0.27    $   0.31    $     (0.04)   $     0.71   $     0.49   $      0.22
                                         =========   =========   ============   ==========   ==========   =      =====


Return on average assets (ROA) measures how effectively the Company utilizes its assets to produce income. Annualized ROA for the third quarter of 1999 was 1.00% compared to 1.23% for the third quarter of 1998. This compares with an ROA of 0.88% and 0.66% for the nine month periods ended September 30, 1999 and 1998, respectively. Annualized return on average shareholders' equity (ROE) was 10.48% for the third quarter of 1999 compared to 12.44% in the third quarter of 1998, while year-to-date ROE was 9.27% and 6.63% as of September 30, 1999 and 1998, respectively.


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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended September 30, 1999 and 1998, the tax-equivalent adjustment was $63,000 and $69,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $3,217,000 for the nine month period ended September 30, 1999 compared to $3,225,000 for the same period of 1998, representing a decrease of $8,000 or 0.24%. For the quarters ended September 30, 1999 and 1998, net interest income on a fully tax-equivalent basis totaled $1,173,000 and $1,135,000, respectively, an increase of 38,000, or 3.34%.

 As illustrated in Table I, the Company's net yield on interest earning assets decreased from 4.73% for the nine months ended 1998 to 4.35% in 1999. The majority of the decline occurred in interest earning assets, where the yield declined sixty-seven basis points from 8.45% in 1998 to 7.78% in 1999. As a tool to manage interest rate risk, a majority of the Company's loan portfolio is written with variable interest rate features, whereby loan interest rates are repriced at specified time intervals based upon a pre-determined index rate. For example, variable rate commercial credits are priced based upon the prime rate as published in the Wall Street Journal. During the first nine months of 1999, the prime rate stood at 7.75% which compares to 8.50% during the first nine months of 1998. The seventy-five basis point decline in the prime rate was responsible for the negative impact on the loan interest yield, where the yield declined from 9.19% in 1998 to 8.67% in 1999. As shown in Table II, the decline in the interest rate environment for the nine months ended September 30, 1999 compared to 1998 has equated to a decline in interest income on earning assets of approximately $330,000.

The decline in interest rates had a similar impact on the Company's cost funds, or the weighted average rate paid to depositors and other interest-bearing liabilities. The cost of funds decreased from 4.49% at September 30, 1998 to 4.17% at September 30, 1999. As shown in Table II, this equated to interest savings of $97,000. Included in interest expense on long-term borrowings was an interest penalty of approximately $32,000 paid to the FHLB for the early retirement of its $5,000,000 balloon note, which had a fixed rate of 6.68%. As such the rate on long-term borrowings increased from 6.60% in 1998 to 7.54% in 1999. Because of the recent rise in interest rates and the short period in which the note matured, it became advantageous for the Company to pay the note off with idle funds from overnight investments. By the end of the year 1999, the Company will have recouped the cost of the interest penalty via the interest savings, and in total, will save approximately $22,000, pretax.

As discussed above, the volume and composition of the interest-bearing assets and liabilities will impact interest income. As shown in Table II, greater volume in the Company's higher-yielding assets, in particular taxable and tax-exempt securities versus overnight investments, meant an increase in interest income of $322,000 over 1998. This volume increase nearly negated the impact of the fallen yields on these assets. Similarly, the volume added to the interest-bearing liabilities added an additional $97,000 expense to the Company. This volume increase was offset in its entirety by the impact of the fallen rates paid on the liabilities.

The net yield on interest earning assets is expected to remain at its current level for the remainder of 1999. Further analysis of the Company's yields on interest earning assets and interest earning liabilities and changes in its net interest income are presented in TABLE I and TABLE II.



                                                         TABLE I
                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)

                                                                       Nine Months Ended                     Nine Months Ended
                                                                       September 30, 1999                    September 30, 1998
                                           --------------------------------------------------------------------------------------
                                               Average                   Yield/      Average                   Yield/
                                               Balance    Interest(1)     Rate       Balance    Interest(1)     Rate
INTEREST EARNING ASSETS
     Loans (2):                              $   69,386   $    4,510       8.67%   $   69,178   $    4,767       9.19%
     Securities:
          Taxable                                19,348          830     5.72          13,753          619     6.00
          Tax-exempt                              3,567          186     6.95           3,771          203     7.18
                                             ----------   ----------   ------      ----------   ----------    -----
              Total securities                   22,915        1,016     5.92          17,524          822     6.25
                                             ----------   ----------   ------      ----------   ----------    -----
     Interest-bearing deposits with
          other banks                             2,073           75     4.82               -            -        -
     Federal funds sold                           4,219          150     4.74           4,158          172     5.52
                                             ----------   ----------   ------      ----------   ----------     ----

              Total interest earning
                  assets                         98,593        5,751     7.78          90,860        5,761     8.45
                                             ----------   ----------   ------      ----------   ----------     ----

NON-INTEREST EARNING ASSETS
     Cash and due from banks                      2,300                                 2,300
     Bank premises and equipment                  1,773                                 2,010
     Other assets                                 2,029                                 1,492
     Allowance for loan losses                    (702)                                  (710)
                                             ----------                                  -----

              Total assets                   $  103,993                            $   95,952
                                             ==========                            ==========

INTEREST BEARING LIABILITIES
Demand deposits                              $   16,181   $      283      2.33     $   12,549   $      237     2.52
Savings deposits                                 31,112          948      4.06         25,780          821     4.25
Time deposits                                    28,295        1,030      4.85         29,931        1,159     5.16
                                             ----------   ----------   -------     ----------   ----------     ----
     Total interest-bearing deposits             75,588        2,261      3.99         68,260        2,217     4.33

Short-term borrowings                               962           22      3.05          1,605           47     3.90
Long-term FHLB borrowings                         4,438          251      7.54          5,496          272     6.60
                                             ----------   ----------   -------     ----------   ----------     ----
   Total other interest bearing liabilities       5,400          273      6.74          7,101          319     5.99

Total interest bearing liabilities               80,988        2,534      4.17         75,361        2,536     4.49
                                                 ------        -----      -----        ------        -----     ----

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
          Demand deposits                    $   12,251                            $   10,250
          Other liabilities                         870                                   855
          Shareholders' equity                    9,884                                 9,486
                                             ----------                            ----------

                  Total liabilities and
                  shareholders' equity       $  103,993                            $   95,952
                                             ==========                            =   ======

              NET INTEREST
                  EARNINGS                                $    3,217                            $    3,225
                                                          ==========                            ==========

NET YIELD ON INTEREST EARNING
     ASSETS                                                                4.35%                                 4.73%
                                                                       =========                                 =====

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 1999 and 1998.
(2) - For purposes of these computations, non-accrual loans are included in the amounts of average loans outstanding. Included in interest is loan fees of $120,000 and $51,000 for 1999 and 1998, respectively.

                                                           16



                                                        TABLE II

                                         CHANGES IN INTEREST INCOME AND EXPENSE
                                   DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                                (In thousands of dollars)


                                                                                             Nine Months Ended
                                                                                     Sept. 30, 1999 vs. Sept. 30, 1998
                                                                                               Increase (Decrease)
                                                                                                Due to Changes in:
                                                                             Volume(1)       Rate(1)         Total
INTEREST EARNING ASSETS
     Loans                                                                 $        14    $       (271)  $       (257)

     Securities:
          Taxable                                                                  241            (30)            211
          Tax-exempt (2)                                                           (11)            (5)            (16)
                                                                           ------------   ------------   -------------
              Total securities                                                     230            (35)            195
                                                                           ------------   ------------            ----

     Interest-bearing deposits with other banks                                     75               -             75
     Federal funds sold                                                              3            (24)            (21)
                                                                                    ---   ------------   -------------

          Total interest earning assets                                            322           (330)             (8)
                                                                           -----------    ------------   -------------

INTEREST BEARING LIABILITIES
     Demand deposits                                                                65            (19)             46
     Savings deposits                                                              165            (37)            128
     Time deposits                                                                 (61)           (67)           (128)
     Short-term borrowings                                                         (16)            (9)            (25)
     Long-term FHLB borrowings                                                     (56)            35             (21)
                                                                           ------------   ------------   -------------

          Total interest bearing liabilities                                         97           (97)              -
                                                                           ------------   ------------              --

              NET INTEREST EARNINGS                                        $        225   $      (233)   $         (8)
                                                                           ============   ============   =         ===


(1) -     The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -     Calculated on a fully tax-equivalent basis using the rate of 34%.



                                                           17

PROVISION FOR LOAN LOSSES
The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for potential future loan losses. Management's determination of the appropriate level of the allowance is based upon an ongoing analysis of credit quality and loss potential in the loan portfolio, actual loan loss experience relative to the size and characteristics of the loan portfolio, change in the composition and risk characteristics of the loan portfolio and the anticipated influence of national and local economic conditions. The adequacy of the allowance for loan losses is reviewed quarterly and adjustments are made as considered necessary.

During the third quarter of 1999, the Bank made a $50,000 provision for loan losses compared to $29,000 during the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, respectively, the provision for loan losses was $80,000 and $449,000. For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.


NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield-related loan fees. For the nine month period ended September 30, 1999, non-interest income totaled $342,000, representing a decrease of $8,000 from the $350,000 recorded during the same period of 1998. As a percentage of average assets, non-interest income was 0.44% and 0.49% (annualized) for the nine month periods ended September 30, 1999 and 1998, respectively. Effective January 1, 1999, the Bank implemented a new fee schedule whereby certain service charges assessed on demand deposit accounts were increased. As a result, service fees increased $37,000 or 19.9%. Estates and other trust services, which are accounted for on a cash basis, tend to fluctuate from year to year. Trust income for the nine month period ended 1999, which totaled $47,000, is $19,000 less than the income level reported for the same period in 1998. Total assets administered by the Bank's trust department have decreased following the partial settlement of a single large estate during the second quarter of 1999, with the estate expected to be fully settled by the end of 1999. This decrease in trust assets has led to the decline in trust income. Management expects similar declines in trust income over the remainder of 1999; however, management expects the decrease in trust income to be offset by continued growth in service fee income, and in total for the year, non-interest income for 1999 is not expected to be materially different from 1998's total.

On a quarter-to-quarter basis, non-interest income decreased to $110,000 for the third quarter of 1999 compared to $141,000 for the third quarter of 1998. Included in the 1998 quarter end figure is a $29,000 gain realized on the sale of two parcels of property acquired in foreclosure. Without this item, non-interest income for the third quarter of 1998 would be $112,000 and only $2,000 more than 1999's quarter-end total. As discussed above, the increase in service fees realized during the quarter was offset by a decrease in trust income.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. As of September 30, 1999, the Company's non-interest expense totaled $2,388,000, representing a decrease of $17,000, or 0.71%, over total non-interest expense incurred for the nine months ended September 30, 1998. On a quarter-to-quarter basis, other non-interest expense decreased to $822,000, or 2.14%, for the third quarter of 1999 from $840,000 during the third quarter of 1998. Expressed as a percentage of average assets, non-interest expense(annualized), for the nine month periods ended 1999 and 1998 were 3.1% and 3.3%, respectively. The significant items affecting non-interest expense are discussed below.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 50% and 48% of total non-interest expense for the nine months ended September 30, 1999 and 1998, respectively. For this period, salaries and employee benefits increased $35,000, or 3.0% compared to the same period of September 30, 1998. For the quarter, salaries and employees benefits increased from 384,000 reported in 1998 to $410,000 reported in the same period of 1999, an increase of $26,000 or 6.8%. The increase in salaries and employee benefits during the quarter is predominantly due to management reinstating the executive incentive plan in 1999. The plan was temporarily suspended in 1998 following the bank's recording of the large loan loss provision in May 1998. No expense was recorded under the plan in 1998. During the 1999 quarter, approximately $23,000 was recognized under the plan, and for the year, approximately $68,000 has been recognized. For the nine months ended September 30, 1999, the impact of reinstating the plan has been mitigated by a $23,000 savings in payroll and related expenses. For the first two quarters of the year, the Company had been operating with approximately two fewer full-time staff. The reduction in staff has been the result of voluntary retirements and resignations. Additional staff were hired during the third quarter which negated any additional payroll savings, and future savings are not expected for the fourth quarter of 1999.

Net occupancy expense decreased $9,000 or 12.3% in the third quarter of 1999 compared to 1998. The decrease for the quarter is attributable to a change in estimate for property taxes in 1998. Upon receiving the property tax tickets in July 1998, a prospective adjustment was made to property taxes in the third quarter of 1998, which accounted for approximately $7,000 more expense in 1998 compared to 1999. Recent changes in the State of West Virginia's property tax laws coupled with the assessment of property taxes on various large dollar capital additions within the past few years, namely the branch in Lewisburg, dictated the adjustment in 1998 and have led to a greater expense in 1999. For the year, the increase in property taxes has been offset by a decrease in depreciation expense, as various assets have become fully depreciated.

Data processing decreased $21,000 and $16,000 compared to 1998 for the quarter and nine months ended September 30, 1999, respectively. Year 2000 testing charges of $30,000 incurred in the third quarter of 1998 accounted for the differences in the quarter and year to date figures mentioned above. For the year, only routine data processing fees have been incurred and only routine fees are expected to be incurred for the remainder of the year. See the YEAR 2000 section following for additional discussion of Year 2000 issues.

Professional and legal expense decreased $50,000 from the $81,000 reported in quarter end 1998. Similarly, for the nine months ended September 30, 1999, the expense is $76,000 less than the amount reported in 1998. During the third quarter of 1998, the bank incurred approximately $56,000 in non-recurring legal and professional fees associated with its unsuccessful merger negotiations with a bank holding company. In addition, 1998 was marked by various time-consuming legal and foreclosure proceedings against two loan customers. No such significant legal and professional engagements have existed during the first nine months of 1999, therefore, the expense is lower. Over the fourth quarter of 1999, the Company expects legal and professional fees to increase over the amounts reported in the first nine months of 1999, as the Company is involved in similar legal proceedings as incurred in 1998, all of which are incurred in the normal course of business.

INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $341,000 for the nine month period ended September 30, 1999, reflecting a $161,000 increase when compared to the same period of 1998. Income tax expense equaled 33.2% and 27.6% of income before taxes at September 30, 1999 and 1998, respectively. For financial reporting purposes, income tax expense does not equal the federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of state income taxes and tax-exempt interest income included in income before income taxes.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $109,602,000 at September 30, 1999, compared to $98,353,000 at December 31, 1998, representing an increase of $11,249,000, or 11.4%, while average assets increased to $103,993,000 from $96,442,000 for the same periods, respectively. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest- bearing deposits from other banks, and federal funds sold. At September 30, 1999, cash and cash equivalents totaled $6,921,000 compared to $8,016,000 at December 31, 1998, a decrease of $1,095,000. Following a high of $13,609,000 in cash and cash equivalents reported at June 30, 1999, First National paid off the $5,000,000 balloon note with the FHLB in August 1999, thereby, reducing its cash and cash equivalents position [See the BORROWINGS discussion of this section for further discussion of this transaction]. In addition, a net funding of $2,305,000 in loans coupled with a net reduction in deposit balances of $2,185,000 during the third quarter has aided in lowering First National's cash and cash equivalents position. See the condensed consolidated statement of cash flows for a detailed description of the activities impacting cash and cash equivalents for he nine months ended September 30, 1999.

Securities
The Bank's total securities portfolio increased by $9,453,000 or 52.9% from December 31, 1998. As discussed in the June 30, 1999 Form 10-Q, First National's significant deposit growth has prompted the increase in the securities portfolio. In order to maximize the yield on earning assets, management has opted to invest the deposit growth in short-term, high-yielding securities as opposed to overnight funds. In an effort to bolster liquidity, the majority of the purchases have been designated as available for sale. A summary of the Company's securities portfolio (both held-to-maturity and available-for-sale) is included as Note 2 to the condensed consolidated financial statements.

Loans and Related Risk Elements
Loans, net of unearned income, increased over the nine months ended September 30, 1999 from $69,437,000 at year end 1998 to $72,088,000 as of September 30,
1999, an increase of $2,651,000 or 3.8%. As presented in Note 3 of the Notes to the Consolidated Financial Statements, net loan growth has occurred in all category of loans. Through the strength of its business and personal relationships, future loan growth, primarily in high-quality commercial and commercial real estate loans, is anticipated by bank management. The bank will focus its marketing efforts on its primary and contiguous market areas.

The allowance for loan losses was $632,000 at September 30, 1999 compared to $766,000 at December 31, 1998. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 0.88% at September 30, 1999 compared to 1.10% at December 31, 1998. Loans charged-off, net of recoveries of previously charged-off loans, totaled $214,000 and $309,000 for the nine months ended September 30, 1999 and 1998, respectively. For the year ended December 31, 1998, net charge-offs totaled $319,000. As discussed in the June 30, 1999 Form 10-Q, a commercial credit totaling approximately $194,000, which had previously been on non-accrual status, was charged-off in June 1999 and accounts for the majority of the charge-offs. The credit was previously reserved in its entirety via a specific allocation of the allowance for loan losses. Subsequent to September 30, 1999, the bank has recovered approximately $139,000 of the charge-off. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 1999 and 1998, and December 31, 1998.

The Company's allowance for loan losses is divided into allocated and unallocated categories. The allocated portion of the allowance is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At September 30, 1999, the unallocated portion of the allowance approximated $145,000 compared to $95,000 at year-end 1998, or 22.9% and 12.4% of the total allowance, respectively. As noted above, the large recovery received subsequent to September 30, 1999 will likely impact the amount of the unallocated reserve in relation to the total reserve reported in future periods.

The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. A summary of the Company's past due loans and non-performing assets is provided in the following table:

                        SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                                      (in thousands of dollars)

                                                                                Sept. 30,         December 31,
                                                                      1999          1998            1998
                                                                  -----------   -----------   ----------------

Loans past due 90 or more days still accruing                     $         -   $         -       $       -
                                                                  ===========   ===========       =========

NON-PERFORMING assets:
     Non-accruing loans                                           $       141   $       425       $     318
     Other real estate owned                                              865           875             875
                                                                  -----------   -----------             ---

                                                                  $     1,006   $     1,300       $   1,193
                                                                  ===========   ===========       =   =====


In total, non-performing assets decreased to $1,006,000 compared to $1,193,000 at December 31, 1998. Non-accrual loans decreased to $141,000 as of September 30, 1999, compared to $425,000 and $318,000 at September 30, 1998 and December 31, 1998, respectively. Non-accrual loans are down $513,000 from the June 30, 1999 balance of $654,000. The decrease is due in part to the liquidation of collateral securing a residential mortgage, in which proceeds of approximately $137,000 were applied against the balance. A second (unrelated) residential mortgage totaling $389,000 was restored to accrual status after a careful review of the collateral and assessment of the borrowers cashflow ability was performed.

As more fully discussed in the Company's annual report and Form 10-K, the other real estate owned has been leased. The lease is for three years and contains an option for the lessee to purchase the property at any time during the lease term.

Deposits
Total deposits  increased  16.1% to  $94,283,000 as of September 30, 1999,  from
$81,221,000 at December 31, 1998. Average total deposits increased from $78,949,000 as of December 31, 1998 to $87,839,000 at September 30, 1999, or
11.3%. In May 1999, the Company obtained two large demand deposit customers which has accounted for the significant growth; one interest bearing NOW account and one non-interest bearing demand deposit account. The two deposit relationships have maintained average account balance of approximately $8,483,000 since the accounts were opened. As discussed above and as discussed in more detail in the following section, due to the nature of demand deposit accounts and liquidity concerns, much of the deposits have been invested in short-term assets.

The Company continues to experience deposit growth in its savings products where total savings deposits have grown $7,996,000 since December 31, 1998. Much of the growth continues to be in a particular savings product. This product offers a competitive interest rate and immediate liquidity, which is attractive in the current interest rate environment. The savings growth has been mitigated by a net redemption in certificate of deposits of approximately $3,317,000 since year end 1998, with much of the redemptions being shifted to the savings product previously mentioned. This shifting of deposits has not materially impacted interest expense as the highest rate offered on the savings product is comparable to short-term interest rates offered on certificates of deposit. See the NET INTEREST INCOME section of this analysis for further discussion of the impact on the Company's interest expense.

Borrowings
The Company will from time to time need to borrow overnight funds from various correspondent banks in order to meet short-term liquidity requirements. At
September 30, 1999, its short-term borrowings consisted of federal funds purchased of $3,000,000 from the FHLB and repurchase agreements from various customers totaling $907,000. The total short-term borrowings of $3,907,000 compares to $951,000 outstanding at December 31, 1999.

As discussed in the cash and cash equivalents section above, the Company paid off its $5,000,000 balloon note with the FHLB in August 1999. At September 30, 1999, long-term borrowings consisted of a match-funded note with the FHLB. Monthly principal and interest payments are made on the note, with a balloon payment due in December 2002.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and federal funds sold, which totaled $6,921,000 at September 30, 1999 versus $8,016,000 at December 31, 1998. The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of September 30, 1999 $5,923,000 in debt securities, at amortized cost, maturing within one year. Also, the Company has classified additional debt securities with an estimated fair value totaling $8,744,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company's subsidiary bank has unused portions of lines of credit available under existing borrowing arrangements. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity position.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company's principal asset/liability management strategy is gap management.

Gap is the measure of the difference between the volume of repricing interest-earning assets and interest-bearing liabilities during given time periods. When the volume of repricing interest-earning assets exceeds the volume of repricing interest-bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's current gap position is presented in TABLE III.

                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                   September 30, 1999
                                                (In thousands of dollars)

                                                                                                Repricing (1)
                                                           0 to 3      3 to 6       6 to 12     After
                                                             Months      Months      Months     12 Months  Total

INTEREST-EARNING ASSETS
     Loans, net of unearned income                        $   24,205   $   3,848    $   7,083   $  36,952    $  72,088
     Securities, at amortized cost                             3,972       1,951            -      21,020       26,943
     Interest-bearing deposits with other banks                  105           -            -           -          105
     Federal funds sold                                        3,931           -            -           -        3,931
                                                          -----------  ----------   ---------   ---------    ---------
              Total interest-earning assets                   32,213       5,799        7,083      57,972      103,067
                                                          -----------  ----------   ---------   ---------    ---------

INTEREST-BEARING LIABILITIES
     Demand deposits                                            20,445         -            -           -       20,445
     Savings deposits                                           35,761         -            -           -       35,761
     Time deposits                                             7,731      10,294        4,172       4,796       26,993
     Short-term borrowings                                     3,907           -            -           -        3,907
     Long-term FHLB borrowings                                     4           4            8         461          477
                                                          -----------  ----------   ---------   ---------    ---------
          Total interest-bearing liabilities                  67,848      10,298        4,180       5,257       87,583
                                                          -----------  ----------   ---------   ---------    ---------

          Contractual interest sensitivity gap               (35,635)    (4,499)        2,903      52,715             15,484

     Adjustment (2)                                           32,344     (32,344)           -           -            -
                                                          -----------  ----------   ---------   ---------            -

          Adjusted interest sensitivity gap               $  (3,291)   $  (36,843)  $   2,903   $  52,715    $15,484
                                                          ===========  ==========   =========   =========    =======

     Cumulative adjusted interest sensitivity gap         $   (3,291)  $(40,134)    $(37,231)   $  15,484
                                                          ===========  =========    =========   =  ======

     Cumulative adjusted gap ratio                               0.91        0.49        0.55        1.18
                                                          ===========  ==========   =========   =========

     Cumulative adjusted gap as a percentage
          of total earning assets                             (3.19)%    (38.94)%    (36.12)%      15.02%
                                                           ==========  ==========   =========      ======


(1) -     Repricing on a contractual basis unless otherwise noted.
(2) - Adjustment to approximate the actual repricing of interest-bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.55, or $(37,231). Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest-bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest-bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of September 30, 1999, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or downward movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.


CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at September 30, 1999 was $10,024,000 compared to $9,747,000 at December 31, 1998, representing an increase of $277,000. A reconciliation of the increase is reported in the Condensed consolidated statement of shareholders' equity. Average total shareholders' equity expressed as a percentage of average total assets was approximately 9.5% at September 30, 1999, which is lower than December 31, 1998's level of 9.90% predominantly due to the large asset growth experienced in 1999. Cash dividends totaling $256,000, or $0.27 per share were declared during the nine months ended September 30, 1999 which is 13% higher than the dividend level paid during the same period of 1998. These payout levels represented approximately 37% and 49% of the Company's year-to-date earnings for the nine-month periods ended September 30, 1999 and 1998, respectively. The Company's return on average equity (ROE) increased to 9.27% for the first nine months of 1999 compared to 6.63% in 1998. The increase is attributable to the greater earnings in 1999 compared 1998

The Company is unaware of any trends or uncertainties, nor do any material commitments for capital expenditures exist, which may materially impair its capital position.


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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                                                RISK-BASED CAPITAL RATIOS
                                                   September 30, 1999

                                                                                                    Minimum
                                                                              Actual           Requirement

          Tier 1 risk-based capital ratio                                         14.2%           4.00%
          Total risk-based capital ratio                                          15.1%           8.00%
          Leverage ratio                                                           9.2%           3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.


YEAR 2000:
As discussed in greater detail in the 1998 Form 10-K, the Company has committed a great amount of effort and resources to ensure that critical information and non-information systems will operate effectively in the Year 2000 (or "Y2K"). Should problems be confronted, a contingency plan detailing various manual operations and "backup" procedures is available. A similar contingency plan has been utilized during recent natural disasters with little or no problems encountered. In addition to its "in-house" information and non-information systems, the Company has sought representations from major vendors, suppliers and customers regarding their readiness for Y2K. In particular, commercial loan customers identified as highly susceptible to Y2K failures have been asked by the Company for representations regarding their readiness for Y2K. These customers will be closely monitored.

To date, the Company is 99% complete with regards to replacement and remediation of hardware and software components. Since December 31, 1998, the Company has incurred outlays totaling approximately $19,600 representing both capital and non-capital expenditures. To date, approximately $278,000.00 has been incurred under the Y2K project, representing both capital and non-capital items. This compares to the project budget of approximately $300,000.00. The company does not track internal costs related to the project, such as payroll and related expenses, therefore, these costs are not included in the above figures. For the remainder of 1999, no material outlays are expected to be incurred.

The Company is approximately 99.9% complete with regards to its testing for Y2K compliance. During the quarter, the Company completed proxy testing of its Automated Teller Machines (or "ATMs") and various third party processors and software, such as payroll and credit bureau vendors. Only minor testing of immaterial functions remain.

While the Company believes the tests and procedures in place should minimize the Year 2000 risks and enable it to meet the needs of its customers in the Year 2000, the Company cannot quantify the potential impact of any unforeseen Year 2000 failures that might occur either internally or from external third parties.

Management is addressing possible liquidity concerns in the event depositors withdraw large amounts of cash at or near year end. At this time, the cash requirements at or near year end cannot be reasonably predicted. However, the Bank, with input from industry regulators, will be working on estimating possible cash requirements in the near future. In addition, the Company stands to experience a reduction in interest income as a buildup of cash, a non-interest earning asset, will transpire. The reduced income is not expected to be material. See the LIQUIDITY AND INTEREST RATE MANAGEMENT section for further discussion on liquidity.

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings
     The Company is involved in a human rights complaint, whereby a former employee has alleged discrimination against the Company, with an expected trial date in July 2000. At this time, management cannot reasonably estimate the outcome of the case, nor can it estimate a range of possible loss, if any. Should a loss transpire, losses will most likely be mitigated through the Company's liability insurance. There are no other material legal proceedings, other than routine litigation incidental to their business.

     Item 2 - Changes in Securities
          None

     Item 3 - Defaults upon Senior Securities
          None

     Item. 4. Submission of Matters to a Vote of Security Holders
          A special meeting of First National Bankshares Corporation shareholders was held on September 8, 1999. At the meeting, the shareholders approved the amendment to First National's Articles of Incorporation, whereby the number of authorized common stock was increased from 500,000 shares, par value $5.00, to 10,000,000 shares, par value $1.00, and effecting a 5 for 1 stock split payable September 24, 1999 to shareholders of record as of September 8, 1999. The results of the voting were reported in the Form 8-K filed on September 9, 1999 and is incorporated by reference in its entirety. The amended Articles of Incorporation in their entirety are included as Exhibit 3
          (i) in Item 6 of this report.

     Item 5. Other Information
          None


     Item 6.  Exhibits and Reports on Form 8-K

          a)  All exhibits included with this filing follow the signature page.
              1.  Exhibit 3 (i),  Articles of Incorporation, as amended
               (September 8, 1999)

              2.  Exhibit 3 (ii),  By-Laws,  as  amended  (August  24,  1999) 3.
              Exhibit 11, Computation of Per Share Earnings,  is filed herewith.
              4. Exhibit 27, Financial Data Schedule, is filed herewith.

          b). First National filed two Form 8-Ks during the quarter. The Form 8-K filed on July 13, 1999 announced the board of director's resolution to amend the number of authorized shares in the Articles of Incorporation and to effect a 5 for 1 stock split discussed in Item 4 above. The Form 8-K filed on September 9, 1999 announced shareholders' approval of the amendment and stock split, also discussed in Item 4 above. Both documents are incorporated herein by reference in their entirety.

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




                                          FIRST NATIONAL BANKSHARES CORPORATION



                   By
                                                                L. Thomas Bulla
                                           President and Chief Executive Officer

                   By
                                                            Charles A. Henthorn
                                             Secretary to the Board of Directors



                    By
                                                         Matthew L. Burns, CPA
                                    Chief Financial Officer, First National Bank
                                    (Principal Financial and Accounting Officer)





Date: November 10, 1999

                                                       EXHIBIT 3(i)
                                                 ARTICLES OF INCORPORATION


                                              ARTICLES OF INCORPORATION
                                                          OF
                                        FIRST NATIONAL BANKSHARES CORPORATION

                                            (As amended September 8, 1999)

I.          The undersigned agree to become a corporation by the name of FIRST
                NATIONAL BANKSHARES CORPORATION.

II. The address of the principal office of said corporation will be located at: One Cedar Street, P. 0. Box 457,
            Ronceverte, County of Greenbrier, and State of West Virginia 24970.

III.        The period of existence of said corporation is to be perpetual.

IV. The purpose or purposes for which said corporation is organized is the transaction of any or all lawful business for which corporations may be incorporated under Article 1, Chapter 31 of the Code of West Virginia, including (without limitation) engaging in and performing any and or all businesses, operations, functions, activities and services which are now or hereafter lawful or permissible for bank holding companies under applicable laws of the United States of America or any state.

V. The aggregate number of shares which the corporation shall have authority to issue is Ten Million (10,000,000) common shares of the par value of $1.00 each. Upon the effective date of this amendment of Article V, each share of common stock, par value $5.00, issued and outstanding on such effective date, shall be split and converted into five (5) shares of common stock, par value $1.00 per share.

VI. No holder of capital stock of the corporation shall have any preemptive right or other preferential right or privilege to acquire any additional shares of any class of stock, whether now or hereafter authorized, of the corporation, or any securities or obligations convertible into or carrying any right to purchase or acquire any such stock.

VII. (a) Except as provided below in paragraph (c) of this Article VII, no transaction of a character described in paragraph (b) of this Article VII, and no agreement, plan, resolution or other corporate action providing for any such transaction, shall be valid or binding upon the corporation unless such transaction shall have been approved in compliance with all applicable laws of the State of West Virginia and shall have been authorized by the affirmative vote of the holders of a majority of the shares of common stock deemed independently owned pursuant to paragraph (d) of this Article VII.

         (b) Transactions subject to the voting requirements of this Article VII shall be:

(1) any merger or consolidation to which the corporation and an interested person are parties; or

(2) any sale, lease, exchange or other disposition, in a single transaction or series of related transactions, of all or a substantial part of the assets of the corporation to an interested person; or

(3) any transaction of a character described in subparagraph (1) or (2) above involving an affiliate or an associate of an interested person or involving an associate of any such affiliate.

         (c) The voting requirements of this Article VII shall not apply to any transaction described in paragraph (b) of this Article VII should any of the following events relate to the transaction.

(1) The Board of Directors shall have approved the transaction by majority vote of all directors prior to the time the interested person connected with the transaction became an interested person.

(2) The Board of Directors shall have approved the transaction prior to consummation thereof by majority vote of these directors each of whom was not an interested person, or an associate of any such affiliate.

(3) The Board of Directors shall have approved such transaction by majority vote of all directors prior to the consummation thereof, and the consideration to be received by all shareholders who do not vote in favor of such transaction for their common stock shall be cash or marketable securities having a fair value not less than the sum of:

(A) the greater of (i) the highest price per share (including brokerage commissions and soliciting dealers' fees) paid or agreed to be paid by the interested person for any common stock within the period of five years immediately preceding submission to the shareholders of such transaction, or
(ii) the highest price per share at which the common stock traded in public market during such five-year period, plus

(B) the aggregate amount, if any, by which 5% per annum of such higher price per share exceeds the aggregate amount of all dividends per share paid in cash on the common stock since the date on which the interested person connected with the transaction became an interested person;

and a proxy statement complying with the disclosure provisions of Regulation 14A under the Securities Exchange Act of 1934 shall have been mailed to all holders of common stock for the purpose of submitting such transaction for their approval.

         (d) For purposes of this Article VII, all the shares of common stock which are outstanding and entitled to vote shall be deemed independently owned except shares that are beneficially owned by an interested person connected with the transaction, an affiliate or associate of such interested person or an associate of such affiliate.

         (e) The affirmative vote of the holders of at least 75% of the outstanding shares of common stock entitled to vote shall be required to amend or repeal this Article VII.

         (f) As used in this Article VII:

(1) "affiliate" shall mean a person that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with another person;

(2) "associate" shall mean any corporation or organization of which a person is an officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities; or any trust or estate in which a person has a 10% or larger beneficial interest or as to which a person serves as trustee or in similar fiduciary capacity; or any relative or spouse of a person, and any relative of a spouse who has the same residence as such person;

(3) "beneficial ownership" shall mean all shares directly or indirectly owned by a person and all shares which a person has the right to acquire through the exercise of any option, warrant or right (whether or not currently exercisable), through the conversion of a security, pursuant to the power to revoke a trust, discretionary account or similar arrangement, pursuant to the automatic termination of a trust, discretionary account or similar arrangement or otherwise. All shares shall be deemed indirectly owned by a person as to which such person enjoys benefits substantially equivalent to those of ownership by reason of any contract, understanding, relationship, agreement or other arrangement, including without limitation any written or unwritten agreement to act in concert;

(4) "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise;

(5) "interested person" shall mean any person who beneficially owns 10% or more of the outstanding shares of common stock;

(6) "person" shall mean an individual, a corporation, a partnership, an association, a joint-stock company, a trust, any unincorporated organization, a government or political subdivision thereof, a person acting through or in concert with one or more persons, and any other entity;

(7) "Securities Exchange Act of 1934" shall mean the Securities Exchange Act of 1934, as amended from time to time, as well as any successor or replacement statute;

(8) "substantial part" shall mean more than 20% of the total consolidated assets of the corporation, as shown on its consolidated balance sheet as of the end of the most recent fiscal year.

VIII. (a) The Board of Directors may oppose a tender or other offer for the corporation's securities, whether the offer is in cash, securities or otherwise. When considering whether to oppose an offer, the Board of Directors may, but is not legally obligated to, consider any issue which any director deems relevant. By way of illustration (but not limitation), the Board of Directors may, but shall not be legally obligated to, consider any or all of the following:

(1) Whether the offer price is fair and reasonable based upon the historical and present operating results or financial condition of the corporation;

(2) Whether a more favorable price could be obtained for the corporation's securities in the future;

(3) The impact which a change in control of the corporation would have on the employees, depositors and customers of the corporation and its subsidiaries and the communities which they serve;

(4) The reputation and business practices of the offeror and its management and affiliates as they would affect the employees, depositors and customers of the corporation and its subsidiaries and the future value of the corporation's stock;

(5) The value of the securities (if any) which the offeror is offering in exchange for the corporation's securities, based upon an analysis of the worth of the corporation as compared to the corporation or other entity whose securities are being offered; and

(6) Any antitrust or other legal and regulatory issues that are raised by the offer.

(b) If the Board of Directors determines that an offer should be rejected, it may take any lawful action on behalf of the corporation to accomplish that objective, including, but not limited to, any or all of the following; advising shareholders not to accept the offer; litigation against the offeror; filing complaints with any governmental and regulatory authorities; acquiring the corporation's securities; selling or otherwise issuing, free of all preemptive rights, authorized but unissued securities or treasury stock or granting options with respect thereto; acquiring a company to create an antitrust or other regulatory problem for the offeror; and obtaining a more favorable offer from another individual or entity.

(c) The affirmative vote of the holders of at least 75% of the outstanding shares of common stock entitled to vote shall be required to amend or repeal this Article VIII.


IX. (a) The directors of the corporation shall be classified with respect to the time for which they shall severally hold office by dividing the Board of Directors into three classes of as nearly equal numbers of directors as possible. The term of office of directors of the first class shall expire at the 1987 annual meeting; of the second class at the 1988 annual meeting; of the third class at the 1989 annual meeting. At each annual meeting, the successors of the directors of the class whose terms then expire shall be elected to hold office for a term of three years and until their successors are elected and qualified. If, at any meeting of shareholders (whether annual or special) for election of directors, there are to be elected directors or more than one class, separate elections shall be held for the directors of each class.

(b) The affirmative vote of the holders of at least 75% of the outstanding shares of common stock entitled to vote shall be required to amend or repeal this Article IX.

X. The full names and addresses of the incorporators, including street and street number and the city, including zip number, are as follows:

NAME                                                                  ADDRESS

S. ELWOOD BARE                   1002 Greenbrier Ave., Ronceverte, W. Va. 24970

MARSHALL M. CASDORPH              Coffman Hill Road, Ronceverte, W. Va. 24970

JOHN R. DAWKINS                       Rock Acres Farms, Lewisburg, W. Va. 24901

WILLIAM M. DICKSON                   Route 2, Box 333, Ronceverte, W. Va. 24970

GRADY W. FORD                           204 Dwyer Lane, Lewisburg, W. Va. 24901

WALTER BENNETT FULLER                 126 May Apple Tr. Lewisburg, W. Va. 24901

WILLIAM D. GOODWIN                      321 Dwyer Lane, Lewisburg, W. Va. 24901

CHARLES W. LEWIS                 406 E. Washington St., Lewisburg, W. Va. 24901

HOUSTON B. MOORE           15 Mary's Ln., Buckingham Acres, Lewisburg, WV 24901

WILLIAM R. SATTERFIELD, JR.  31 Francis Way, Underwood Est., Lewisburg, WV 24901

RICHARD L. SKAGGS                    Route 2, Box 295, Lewisburg, W. Va., 24901


XI. The number of directors constituting the initial Board of Directors of the corporation is eleven (11), and the names and addresses of the persons who are to serve as directors until the first annual meeting of shareholders, or until their successors are elected and shall qualify, are as follows:

NAME                                           ADDRESS

S. ELWOOD BARE                      1002 Greenbrier Ave., Ronceverte, WV 24970

MARSHALL M. CASDORPH                   Coffman Hill Road, Ronceverte, WV 24970

JOHN R. DAWKINS                     Rock Acres Farms, Lewisburg, W. Va., 24901

WILLIAM M. DICKSON                  Route 2, Box 333, Ronceverte, W. Va. 24970

GRADY W. FORD                          204 Dwyer Lane, Lewisburg, W. Va. 24901

WALTER BENNETT FULLER                126 May Apple Tr., Lewisburg, W. Va. 24901

WILLIAM D. GOODWIN                     321 Dwyer Lane, Lewisburg, W. Va. 24901

CHARLES W. LEWIS                     406 E. Washington St., Lewisburg, WV 24901

HOUSTON B. MOORE            15 Mary's Ln., Buckingham Acres, Lewisburg, WV 24901

WILLIAM R. SATTERFIELD, JR.  31 Francis Way, Underwood Est., Lewisburg, WV 24901

RICHARD L. SKAGGS                     Route 2, Box 295, Lewisburg, W. Va. 24901



         We, the undersigned, for the purpose of forming a corporation under the laws of the State of West Virginia, do make and file these Articles of Incorporation, and we have accordingly hereunto set our hands this 23rd day of January, 1986.

                  NAME                                                NAME

 /s/ H. B. Moore, M. D.                               /s/ Walter Bennett Fuller
 /s/ R. L. Skaggs                                            /s/ Chas. W. Lewis

/s/ William D. Goodwin                                        /s/ W. M. Dickson

/s/ W. R. Satterfield, Jr.                                    /s/ Grady W. Ford

/s/ S. E. Bare                                                /s/ J. R. Dawkins

/s/ M. M. Casdorph



                                       ARTICLES OF AMENDMENT DATED MAY 5, 1987
                                        FIRST NATIONAL BANKSHARES CORPORATION
                                              By /s/ William M. Dickson
                                                    Its President
                                               And /s/ Keith E. Morgan
                                               Its Secretary-Treasurer


                                 ARTICLES OF AMENDMENT DATED SEPTEMBER 8, 1999
                                      FIRST NATIONAL BANKSHARES CORPORATION
                                          By /s/ L. Thomas Bulla, President
                                          /s/ Charles A. Henthorn, Secretary

                                                    EXHIBIT 3(ii)
                                                       BY-LAWS

On August 24, 1999, the Board of Directors approved amendments to the Company's by-laws. The amendments include allowing directors to "attend" meetings via telephone conference calls and establishing the position of Director Emeritus. The amended by-laws in their entirety follow.

                                                       BY-LAWS
                                                          OF
                                        FIRST NATIONAL BANKSHARES CORPORATION
                                            As Amended on August 24, 1999

                                                  ARTICLE I. OFFICES

The principal office and place of business of the Corporation will be at One Cedar Street, Ronceverte, Greenbrier County, West Virginia. The Board of Directors may move the principal office and place of business of the Corporation, or either, from time to time as it may deem advisable, and may also establish such offices or places of business elsewhere as in the opinion of the Board may be advisable.

ARTICLE II.  SHAREHOLDERS

         Section I. Annual Meeting. The annual meetings of the shareholders of this Corporation shall be held in the month of April of each year, on such date and at such time as may be fixed by the Board of Directors, either at the principal office of the Corporation or at such other place, either within or without the State of West Virginia, as the Board of Directors may fix by resolution. The Board of Directors may by resolution authorize any officer or officers to fix the date, time and place of such annual meeting.

         Section II. Special Meeting. Special meetings of the shareholders may be called at any time by the Board of Directors, the President and Secretary-Treasurer, or any number of shareholders holding in the aggregate at least one-tenth of the number of shares entitled to vote at the meeting. Such meetings shall be held at the principal office of the Corporation unless the Board of Directors or other persons calling such meeting shall fix some other place for the meeting, in which event the meeting shall be held at such other place, which may be either within or without the State of West Virginia.

         Section III. Notice of Meetings. Notice of the annual and all other meetings of the shareholders shall be given by written notice stating the place, day and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which and the officers or persons by whom the meeting is called, and shall be delivered not less than ten and not more than fifty days before the date of the meeting, either personally or by mail. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his last post office address appearing on the records of the Corporation, with postage thereon prepaid. It shall be the duty of every shareholder to furnish the Secretary-Treasurer of the Corporation his post office address and to notify the Secretary-Treasurer of any change therein. Notice of all meetings shall be given to each shareholder of record entitled to vote at the meeting.

         Section IV. Nominations for Director. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing Board of Directors of the Corporation, shall be made in writing and shall be delivered or mailed to the Secretary-Treasurer of the Corporation, not less than 14 days and not more than 50 days prior to any meeting of shareholders called for the election of directors, provided, however, that if less than 21 days' notice of the meeting is given to shareholders, such nominations shall be mailed or delivered to the Secretary-Treasurer of the Corporation not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. Such nominations shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee;
(d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may be disregarded by the chairman of the meeting, in his discretion, and, upon his instructions, the vote tellers may disregard all votes cast for each such nominee.

         Section V. Closing of Transfer Books or Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may designate a record date and may provide that the stock transfer books of the Corporation shall be closed for a stated period but not to exceed, in any case, fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting.

         Section VI. Proxies. At all meetings of shareholders, a shareholder may vote in person or by written proxy. Such proxy shall be filed with the Secretary-Treasurer of the Corporation before or at the time of the meeting. Proxies shall be valid for only one meeting to be specified therein, and any adjournment of such meeting, unless otherwise provided in the proxy and shall be filed with the records of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

         Section VII. Quorum and Voting. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At an adjourned meeting at which a quorum is present or represented, any business may be transacted which could have been transacted at the meeting originally called. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum. At a meeting in which a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the matter shall be the act of the shareholders, except in the matter of election of directors, and unless the vote of a greater number, or other vote, is required by law or the Articles of Incorporation or By-Laws of the Corporation. Except as otherwise provided by law, or by the Articles of Incorporation or By-Laws of the Corporation, each outstanding share shall be entitled to one vote on each matter submitted to a vote at any meeting of the shareholders.

         Section VIII. Record of Meetings. A record shall be kept of the meetings of the shareholders and the action taken at the same, which shall be verified by the signature of the chairman of the meeting and the person acting as secretary thereof.

         Section IX. Action by Shareholders Without Meeting. Whenever the vote of the shareholders at a meeting thereof is required or permitted to be taken in connection with any corporate action, the meeting and vote of such shareholders may be dispensed with if all of the shareholders who would have been entitled to vote upon the action, if such meeting were held, shall agree in writing to such corporate action being taken, and such agreement shall have like effect and validity as though the action were duly taken by the unanimous action of all shareholders entitled to vote at a meeting of such shareholders duly called and legally held.

         Section X. Waiver of Notice. Where notice of publication of any notice is required, the same may be waived in writing signed by the shareholder or shareholders entitled to such notice, filed with the records of the meeting, whether before or after the time stated therein. Any meeting of the shareholders at which every shareholder is present or represented by proxy shall be valid, notwithstanding lack or insufficiency of notice.

ARTICLE III.  BOARD OF DIRECTORS

         Section I. General Powers. The Board of Directors of the Corporation shall have power to manage and administer the business and affairs of the Corporation. Except as expressly limited by law, all corporate powers of the Corporation shall be vested in and may be exercised by said Board.

         Section II. Number, Qualifications and Term. The Board shall consist of not less than five nor more than twenty-five shareholders of the Corporation, the exact number within such minimum and maximum limits to be fixed and determined from time to time by resolution of a majority of the full Board or by resolution of the shareholders at any meeting thereof; provided, however, that a majority of the full Board of Directors may not increase the number of directors to a number which (i) exceeds by more than two the number of directors last elected by the shareholders where such number was fifteen or less and (ii) to a number which exceeds by more than four the number of directors last elected by the shareholders where such number was sixteen or more, but in no event shall the number of directors exceed twenty-five. The directors shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, as determined by the Board of Directors of the Corporation. At each annual meeting of the shareholders of the Corporation, the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election or until their successors are elected and qualified. Directors need not be residents of the State of West Virginia. No person shall be nominated to be, or shall serve as, a director of the Corporation who shall have attained the age of seventy (70) on or before the meeting at which said person is to be elected or appointed as a director; provided, however, that the members of the Board of Directors of the Corporation on May 5, 1987, shall be exempt from the foregoing requirement.

         Section III. Elections. If at any meeting of shareholders for election of directors, there are to be elected directors of more than one class, separate elections shall be held for the directors to be elected in each such class. In all elections of directors each shareholder shall have the right to vote, in person or by proxy, the number of shares owned by him and entitled to vote, for as many persons as there are directors to be elected in such election, and for whose election he has a right to vote, or he may cumulate such votes in such election and give one candidate as many votes as the number of directors in the class to be elected multiplied by the number of his shares shall equal; or he may distribute them in such election on the same principle among as many candidates and in such manner as he shall desire.

         Section IV. Removal of Directors. The shareholders, at any meeting thereof called expressly for the purpose, may remove any director or the entire Board of Directors, with or without cause, by vote of the holders of a majority of the shares entitled to vote at an election of directors. However, if less than the entire Board is to be removed, no one of the directors may be removed if the votes cast against his removal would be sufficient to elect him.

         Section V. Meetings. After the annual meeting of shareholders, the Secretary-Treasurer shall notify the directors-elect of their election and shall notify all directors of the time at which they are required to meet at the principal office of the Corporation for the purpose of organizing the new Board and electing and appointing officers of the Corporation for the succeeding year. Such meeting shall be held on the day of the election, or as soon thereafter as practicable, and, in any event, within thirty days thereof. Regular meetings of the Board of Directors shall be held, without notice, at the principal office of the Corporation as the Board may, from time to time, designate. The Chairman of the Board, the President or any three directors may call special meetings of the Board of Directors. Each member of the Board of Directors shall be given notice stating the time and place of such special meeting, by written notice thereof mailed to each director, or by telegram or telephone, or in person. Notice of a special meeting shall be given at least two days before the time of such meeting. Except as otherwise provided by law, the notice of any such special meeting need not specify the purpose of or the business to be transacted at the special meeting.

         Section VI. Quorum. A majority of the number of directors of the Corporation as fixed pursuant to those By-Laws, shall constitute a quorum for the transaction of business at any meeting of the Board of Directors; but, if less than such majority is present at a meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice. The act of a majority of the directors present at any meeting of directors, at which a quorum is present, shall be and constitute the act of the Board of Directors.

         Section VII. Action by Directors Without Meeting. Whenever the vote of directors at a meeting thereof is required or permitted to be taken in connection with any corporate action, the meeting and vote of such directors may be dispensed with if all the directors shall agree in writing to such corporate action being taken, and such agreement shall have like effect and validity as though the action were duly taken by the unanimous action of all directors at a meeting thereof duly called and legally held.

         Section VIII. Vacancies. Any vacancy in the Board of Directors resulting from the removal of a director shall be filled by the shareholders of the meeting at which such removal occurs. Any directorship to be filled by an increase in the number of directors, from the failure of the shareholders to act or occurring from any other cause may be filled by the affirmative vote of a majority of the remaining directors, though less than a quorum. A director elected or appointed, as the case may be, to fill a vacancy shall be elected or appointed for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors may be filled by the Board of Directors for a term of office continuing only until the next election of directors.

         Section IX. Waiver of Notice. Any meeting of the directors may be held by agreement in writing signed by all the directors, and where notice of any meeting is required, a waiver thereof in writing, signed by the director or directors entitled to notice, filed with the records of the meeting, whether before or after the time stated therein, shall be equivalent to the giving of such notice. Attendance of a director at a meeting of the directors shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Except as provided in the next preceding sentence, any meeting of the directors at which every director is present in person shall be valid, notwithstanding lack or insufficiency of notice.

         Section X. Conflicts of Interest. No contract or transaction between the Corporation and any one or more of its directors, or between the Corporation and any other corporation, firm, association, or entity in which one or more of its directors are directors or officers, or are financially interested, shall be either void or voidable because of such relationship or interest, or because such director or directors are present at the meeting of the Board of Directors, or a committee thereof, which authorizes, approves, or ratifies such contract or transaction, or because his or their votes are counted for such purpose, if:

                       (g) The fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors; or

                       (h) The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote, and they authorize, approve or ratify such contract transaction by vote or written consent; or

                       (i) The contract or transaction is fair and reasonable to the Corporation.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction. On any questions involving the authorization, approval, or ratification of any such contract or transaction, the names of those voting each way shall be entered on the record of the proceedings.

         Section XI. Record of the Board. The Board of Directors shall cause to be kept a record of its proceedings, which shall be verified by the signatures of the persons acting as chairman and secretary of the meeting. Any member of the Board of Directors, at his request, shall have the right to have his vote recorded in the minutes of the meeting on any questions coming before the Board.

         Section XII. Meeting by Conference Call. At the option of the officer presiding over any meeting of the Board of Directors, one or more directors may participate in a meeting of the Board or of a committee of the Board, by means of a telephone conference call or other type of communication equipment, provided that all persons participating in the meeting can hear and communicate with each other. All directors so participating shall be deemed present at such meeting for purposes of determining a quorum and otherwise conducting such business as may be transacted during such meeting.

         Section XIII. Directors Emeriti. The Board of Directors may appoint directors emeriti to serve in an advisory capacity. Directors emeriti shall not be entitled to vote, nor shall they be counted in determining whether a quorum of directors is present at any meeting of directors, but for all other purposes, including without limitation, the indemnification provisions of Article X of these By-Laws, shall be deemed to be directors of the corporation without distinction between directors and directors emeriti. Directors emeriti shall be appointed at the regular meeting of the Board of Directors immediately following the annual meeting of shareholders, or at any regular meeting of the board, and shall hold office until the next succeeding regular meeting of directors following the annual meeting of shareholders and until their successors are appointed.

ARTICLE IV.  COMMITTEES OF THE BOARD

         Section I. Examining Committee. There shall be an Examining Committee composed of not less than three (3) Directors, exclusive of any officers of the Corporation, appointed by the Board annually or more often, whose duty it shall be to make an examination at least once during each calendar year and within 15 months of the last such examination into the affairs of the Corporation or cause suitable examinations to be made by auditors responsible only to the Board of Directors and to report the result of such examination in writing to the Board at the next meeting thereafter. Such report shall state whether the Corporation is in a sound condition, whether adequate internal controls and procedures are being maintained and shall recommend to the Board such changes in the manner of conducting the affairs of the Corporation as shall be deemed advisable.

         Section II. Other Committees. The Board of Directors may appoint, from time to time, from its own members, other committees of one or more persons, for such purposes and with such powers as the Board may determine.

ARTICLE V.  OFFICERS

         Section I. Number. The officers of the Corporation shall be a President, one or more Vice-Presidents, and a Secretary-Treasurer, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary-Treasurer.

         Section II. Compensation. The Board of Directors of the Corporation shall have the authority to fix the compensation of all officers, including members of the Board of Directors.

         Section  III.  Election  and  Term  of  Office.  The  officers  of  the
Corporation shall be elected annually by the Board of Directors at the organizational meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as practicable. Each officer shall hold office until the next annual election of officers and until his successor is duly elected and qualified.

         Section IV. Removal. Any officer may be removed by a majority vote of the Board of Directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the persons so removed. The election or appointment of any officer of the Corporation shall not of itself be deemed to create any contract right.

         Section V. Chairman of the Board. The Board of Directors may appoint one of its members to be Chairman of the Board to serve at the pleasure of the Board. Such person shall preside at all meetings of the Board of Directors. The Chairman of the Board shall supervise the carrying out of the policies adopted or approved by the Board, and shall also have and may exercise such further powers and duties as from time to time may be conferred upon or assigned to him by the Board of Directors.

         Section VI. President. The Board of Directors shall appoint one of its members to be President of the Corporation. In the absence of the Chairman, the President shall preside at any meeting of the Board. The President shall have general executive powers, and shall have and may exercise any and all other powers and duties pertaining by law, regulation, or practice to the Office of President or imposed by these By-Laws. The President shall also have and may exercise such further powers and duties as from time to time may be conferred upon or assigned to him by the Board of Directors.

         Section VII. Vice-President. The Board of Directors may appoint one or more Vice-Presidents. Each Vice- President shall have such powers and duties as may be conferred upon or assigned to him by the Board of Directors. One Vice-President shall be designated by the Board of Directors, in the absence of the President, to perform all of the duties of the President.

         Section VIII. Secretary-Treasurer. The Board of Directors shall appoint a Secretary-Treasurer, or other designated officer who shall be secretary of the Board and of the Corporation, and shall keep accurate minutes of all meetings. The Secretary-Treasurer shall attend to the giving of all notices required by these By-Laws to be given; shall be custodian of the corporate seal, records, documents and papers of the Corporation; shall provide for the keeping of proper records of all transactions of the Corporation; shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice to the offices of Secretary and Treasurer or imposed by these By-Laws; and shall also have such other powers and perform such other duties as may be conferred upon or assigned to him, from time to time, by the Board of Directors.

         Section IX. Other Officers. The Board of Directors may appoint one or more Assistant Vice-Presidents, one or more Assistant Secretaries, Assistant Treasurers and such other officers as from time to time may appear to the Board of Directors to be required or desirable to transact the business of the Corporation. Such officers shall respectively exercise such powers and perform such duties as pertain to their several offices, or as may be conferred upon or assigned to them by the Board of Directors, the Chairman of the Board or the President of the Corporation.

ARTICLE VI. INVESTMENTS, LOANS, AND DEPOSITS

         Section I. Investments. No investments shall be contracted on behalf of the Corporation and no payment for investments shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or combined to specific instances.

         Section II. Loans. No loans shall be contracted on behalf of the Corporation and no evidence of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

         Section III. Checks, Drafts, etc. All checks, drafts or other orders for the payment of money, notes or other evidence of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, or agent or agents, of the Corporation in such manner as shall, from time to time, be determined by resolution of the Board of Directors.

         Section IV. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

ARTICLE VII.  STOCK AND STOCK CERTIFICATES

         Section I. Certificate of Stock. The Board of Directors shall cause to be issued to any person appearing on the books of the corporation to be the owner of any shares of its stock, a certificate or certificates therefor, under the corporate seal of the Corporation, to be signed by the President, or a Vice-President, and the Secretary- Treasurer, or an Assistant Secretary, of the Corporation. Each certificate representing shares of the capital stock of the Corporation shall state on the face thereof that the Corporation is organized under the laws of the State of West Virginia; the name of the person to whom issued; the number and class of shares which such certificate represents; and the par value of each share represented by such certificate; and shall otherwise be in such form as the Board of Directors may adopt. Such certificates shall be issued in order from a stock certificate book to be kept by the Secretary-Treasurer under the supervision of the Board. No such certificate shall be issued or delivered until the stock represented thereby has been fully paid for; such payment may be made in cash, in property, tangible or intangible, or in labor or services actually performed for the corporation, but neither promissory notes nor future services shall constitute such payment or part payment.

         Section II. Transfer of Stock. Shares of the capital stock of the Corporation shall be transferable only upon the books of the Corporation by the holder thereof in person or by attorney upon surrender and cancellation of the certificate for the same.

         Section III. Lost Certificates. When a person, who appears by the books of the Corporation to own stock therein, claims that the certificate for such stock has been lost, destroyed, or wrongfully taken, the proper officers of the Corporation shall issue to him a certificate in place and stead of the lost, destroyed, or wrongfully taken certificate, if he shall request the issuance of a new certificate before the Corporation has notice that the old certificate has been acquired by a bona fide purchaser, upon his compliance with the following conditions:

                       (a) he shall file with the Secretary-Treasurer of the Corporation an affidavit setting forth the time, place and circumstances of the loss, destruction, or taking, to the best of his knowledge and belief; and

                       (b) he shall execute and deliver to the Corporation a bond with good security in a penalty at least equal to the value of the shares of stock represented by the lost, destroyed, or wrongfully taken certificate, in form approved by the Board of Directors, to indemnify the Corporation and all persons whose rights may be affected by the issuance of the new certificate against any loss in consequence of the issuance of the new certificate.

         A new certificate may be issued, in the discretion of the Board of Directors, without compliance with the foregoing requirements, upon such terms and conditions as the Board of Directors may prescribe.

         ARTICLE VIII.  FISCAL YEAR

                  The fiscal year of the Corporation, for accounting and tax purposes, shall begin on the 1st day of January and end on the 31st day of December of each year.

         ARTICLE IX.  CORPORATE SEAL

                  The President, Secretary-Treasurer or any other officer thereunto designated by the Board of Directors, shall have authority to affix the Corporation's seal to any document requiring such seal, and to attest the same. The seal to be here impressed, containing the name of the Corporation and the words "Corporate Seal, West Virginia," is hereby adopted as the seal of the Corporation.

                                                        ( Impression )

                                                             (of)

                                                           ( Seal )

         ARTICLE X.  INDEMNIFICATION

                  It shall be the policy of the Corporation to indemnify any person who serves, or has served, as a director, officer, employee or agent of the Corporation, or who serves or has served as a director, officer, partner, employee, or agent of any other corporation, partnership, joint venture, trust or enterprise at the request or direction of the Corporation, against expenses (including attorneys' fees), judgments, fines, taxes, penalties, interest, and payments in settlement, in connection with any threatened, pending or completed action or proceeding, and to pay any such expenses in advance of the final disposition of any such action or proceeding, to the full extent contemplated and permitted by Section 9 of Chapter 31, Article 1 of the Code of West Virginia of 1931, as amended, upon such finding or determination as shall be requisite or appropriate under said section; and the Corporation is specifically empowered and authorized to purchase and maintain, at the expense of the Corporation, insurance on behalf of any such director, officer, partner, employee or agent against any liability asserted against him or her in such capacity or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her under the provisions of said section.

         ARTICLE XI.  AMENDMENTS

                  These By-Laws may be amended by the Board of Directors; subject, however, to the power of the shareholders to repeal or change any amendment made by the Board of Directors by affirmative vote of a majority of the stock then issued and outstanding and entitled to vote thereon; and in the event of any conflict, the vote of the shareholders shall be controlling.

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