Form 10-K
period 1999-12-31
FIRST NATIONAL BANKSHARES CORP
filed 2000-03-28
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
       For the fiscal year ended      December 31, 1999
                                   ----------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]
         For the transition period from                      to
                                       ------------------------

                              Commission file number      33-14252
                                                   -------------

                                    FIRST NATIONAL BANKSHARES CORPORATION
                           ----------------------------------------------
                      (Exact name of registrant as specified in its chart
      West Virginia                                           62-1306172
----------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)

     One Cedar Street, Ronceverte, West Virginia                   24970
--------------------------------------------------          ---------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (304) 647-4500
                                                   -------------------

Securities registered pursuant to Sec. 12(b) of the Act-     None
                                                        ---------
Securities registered pursuant to Sec. 12(g) of the Act-     None
                                                        ---------
Securities issued pursuant to a registrant statement which became effective under the Securities Act of 1933-

                     Common Stock, par value $1.00 per share

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

As of March 1, 2000, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant was $15,432,240. This value is based on the price at which said stock was actually sold in a transaction reported to management which took place on or about March 1, 2000, (management believes $16.00 was paid per share), since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ.

The total number of shares of the registrant's common stock outstanding as of
 March 1, 2000 was   964,515  .
                                               -----------

Documents Incorporated by Reference:
                                                 Part of Form 10-K into which

Document                                         the document is incorporated
---------                                      -----------------------------


Articles of Incorporation, from September 30, 1999 Form 10-Q                           Part IV, Item 14
By-Laws, from September 30, 1999 Form 10-Q                                             Part IV, Item 14
Material Employment Contract, from December 31, 1994 Report 10-K                       Part IV, Item 14
Material Lease Contract, from March 31, 1997 Form 10-Q                                 Part IV, Item 14
S-8 Registration Statement, from July 31, 1997 Form S-8                                Part IV, Item 14
Specimen Copy of Incentive Stock Option Plan Agreement, from
     December 31, 1996 Report 10-K                                                     Part IV, Item 14


          THIS REPORT CONTAINS 65  PAGES.  THE INDEX TO EXHIBITS IS ON PAGE 57 .
                      ----                                         ----

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    Form 10-K

                                Table of Contents

                                                                                                                 Page

PART I

         Item 1 - Business.........................................................................................3-5

         Item 2 - Properties.........................................................................................6

         Item 3 - Legal Proceedings..................................................................................6

         Item 4 - Submission of Matters to a Vote of Security Holders................................................6

PART II

         Item 5 - Market for the Registrant's Common Equity and Related

                    Stockholder Matters..............................................................................7

         Item 6 - Selected Financial Data............................................................................8

         Item 7 - Management's Discussion and Analysis of Financial

                    Condition and Results of Operation............................................................9-22

         Item 8 - Financial Statements and Supplementary Data....................................................22-49

         Item 9 - Changes in and Disagreements with Accountants

                    on Accounting and Financial Disclosure..........................................................50

PART III

         Item 10 - Directors and Executive Officers of the Registrant............................................51-53

         Item 11 - Executive Compensation........................................................................53-55

         Item 12 - Security Ownership of Certain Beneficial Owners and

                     Management..................................................................................55-56

         Item 13 - Certain Relationships and Related Transactions...................................................56

PART IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
                     Financial Statements...........................................................................57

         Signatures.................................................................................................58



                                                            PART I

ITEM 1 - BUSINESS

Organizational History

First National Bankshares Corporation (referred to in this report as the "Company") is a West Virginia corporation. It was organized on January 28, 1986, and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

The Company has one wholly-owned subsidiary, a national banking association known as First National Bank (the "Bank"). The Bank was originally organized and chartered in 1888, but was reorganized after the Great Depression and now operates under a charter dated 1933. Pursuant to a plan of reorganization, the Bank became a wholly-owned subsidiary of the Company on August 3, 1987. The Company's business activities are conducted through the Bank, as the Bank presently accounts for substantially all of the Company's assets, revenues and earnings.

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

The Bank accepts deposits primarily from customers located within its primary market area. The Bank offers both its individual and business customers assorted deposit products with various maturities and interest rates, including non-interest bearing and interest-bearing demand deposits, savings deposits, certificates of deposit, club accounts and individual retirement accounts. The Bank offers automated teller machines (ATM's) which allow customers to make deposits, withdraw cash, and transfer funds. In addition, the Bank offers automated telephone banking, whereby customers can use a touch-tone telephone to access account information and transfer funds between accounts. In January 2000 the Bank signed an agreement with an on-line banking service provider. In cooperation with the Bank's data processor, the on-line banking service will allow customers to access their loan and deposit accounts via the Internet. The basic service will allow customers to review account activity and transfer funds among their accounts. A bill pay service will also be available for those customers wishing to pay bills electronically. A monthly service fee will be charged customers who sign up for the service. Management expects the service to be available in July 2000.

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

Market Area

The Bank's primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County, plus Charleston and surrounding Kanawha County. Greenbrier County is predominately rural and comprised of moderate income households. Major employment in the area includes agriculture, tourism, health care, education and light manufacturing. Unemployment rates in the Greenbrier county area often exceed the state average, with 1999's average (seasonally adjusted) unemployment rate being 8.0% versus a West Virginia state-wide average of 6.6%. (All unemployment data have been taken from the West Virginia State Bureau of Employment Programs world-wide-web page.)

The Charleston branch is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia. Primary employment is related to various professional service industries, health care, state government, and the chemical industry. The Charleston area typically has unemployment rates far below the state average, with Kanawha County's 1999 YTD unemployment rate being only 4.6%. The Charleston MSA is much more insulated from economic downturns than the Greenbrier County area.

Competition

The banking and financial services business are highly competitive, especially in the Bank's market area. The Bank's principal competitors in Greenbrier County include four other commercial banks, each of which are owned by statewide or regional bank holding companies. As of December 31, 1999, management estimates that the Bank had deposits representing an estimated 20% of total deposits and loans representing an estimated 15% of total loans of all commercial banks servicing its market area. In addition, the Bank also competes for loans, deposits and trust accounts with other regional banks, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies affiliated with Federal and state governments.

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

The Bank generates new business primarily through newspaper and radio advertising, referrals and direct-calling efforts. Referrals for new business come from Company directors, present customers of the Bank and professionals such as attorneys and accountants. See further discussion of competition in the following section under GRAMM-LEACH-BLILEY FINANCIAL MODERNIZATION ACT.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 - In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statutes.

FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly-under-capitalized and critically-under-capitalized.

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk- based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Company's banking subsidiary was a "well-capitalized" institution as of December 31, 1999.

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

Reigle-Neal Interstate Banking Bill - In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the "Bill"). This Bill permitted certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997, unless states "opt-out" before that date. In March 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Bill. The Bill will also permit consolidation of banking institutions across state lines and perhaps de novo entry. One result of the Bill could be increased competitiveness, due to the realization of economies of scale and/or de novo market entrants, where permitted.

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

Gramm-Leach-Bliley Financial Services Modernization Act - Enacted on November 12, 1999, the Act repeals two provisions of the Glass-Steagall Act that have separated banking, insurance, and securities activities for the latter two-thirds of this century. The law creates a new financial services structure, the financial holding company, under the Bank Holding Company Act. Financial companies will be able to engage in any activity that is deemed "financial in nature." Therefore, banks will be able to affiliate with securities firms and insurance companies within the same financial holding company and, through that structure, bring a broad array of financial products to the marketplace, including traditional banking products, investment products, insurance, and mutual funds.

Under the new law, it can be expected that the larger banks will merge with brokerage and insurance companies and make further inroads into local markets. Technology has broken down the geographic boundaries around a bank's territory and has made it easier for larger banks with significant resources to build market share. To combat this, management plans to "reinvent" itself by looking into offering other lines of business, such as insurance. Although the new law clearly creates healthy competition, it also creates new opportunities for the Company.

Employees

At December 31, 1999, the Bank employed 38 full-time and 1 part-time employees. The Company has no employees who are not also employees of the Bank. Such employees are not represented by any collective bargaining unit, and management believes its employee relations are good.

Statistical Information

The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in "Item 6 - Selected Financial Data" on page 8 and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 22 of this report.

ITEM 2 - PROPERTIES

The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building, which approximates 7,700 square feet in size, is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that provides drive-in services, as well as customer parking for the principal office of the Bank.

The Lewisburg branch is located on U.S. 219, approximately two miles north of the Lewisburg city limits. The facility, which approximates 2,100 square feet, was constructed in 1997 following the expiration of a lease arrangement on a similar facility in Lewisburg, which the Bank occupied from 1986 to January 1997.

The Charleston branch is located in Laidley Tower, a multi-story office building in downtown Charleston, WV. Effective May 1, 1996, the Company entered into a 10-year noncancellable lease agreement to occupy approximately 4,532 square feet of the building. Additional information related to this lease can be found in
Note 12 of the Notes to Consolidated  Financial  Statements which is included in
Item 8 of this filing.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in a human rights complaint, whereby a former employee has alleged discrimination against the Company. A trial date of July 2000 is expected. At this time, management cannot reasonably estimate the outcome of the case, nor can it estimate a range of possible loss, if any. Should a loss transpire, losses will most likely be mitigated through the Company's liability insurance. There are no other material legal proceedings, other than routine litigation incidental to normal business operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                                            PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 1, 2000, the Company's common stock was held by approximately 485 stockholders of record.

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

While management occasionally knows of the actual price paid for its common stock in a transaction, management is not aware of prices paid in most, and sometimes all, sales of the Company stock since such transactions are privately negotiated. However, in some of these transactions, individuals have called the Company and asked for a value for its common stock. In response to such inquiries, the Company provides the individual with the book value of its common stock as of the end of the most recent quarter, as well as the most recent price per share paid in transactions reported to management. Stock trades during 1999 that were reported to management took place at $15.00 to $16.00 per share, with the most recent reported transactions having a per share price of $16.00. Since trades reported to management are infrequent, and private trades may be conducted which are not reported to management, no representations can be made regarding the fair value. Accordingly, the following high and low prices are the book values of a share of the Company's common stock at the beginning and end of each of the quarters as shown below.

--------------------------------------------------------------------------------


                                 Book Value                         Book Value
                                     1999                              1998
                           -----------------------------     ------------------
                            High          Low                  High          Low

       First Quarter    $   10.16    $   10.15               $ 9.86       $ 9.81
       Second Quarter       10.25        10.22                 9.88         9.71
       Third Quarter        10.36        10.33                 9.93         9.81
       Fourth Quarter       10.55        10.42                10.11        10.02

--------------------------------------------------------------------------------


A summary of dividends per share declared during 1999 and 1998 follows:

--------------------------------------------------------------------------------


                                                         1999              1998
                                                     --------          --------
                 First Quarter                       $   0.09          $   0.08
                 Second Quarter                          0.09              0.08
                 Third Quarter                           0.09              0.08
                 Fourth Quarter                          0.15              0.09

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



ITEM 6. - SELECTED FINANCIAL DATA

                                                           (Dollars in thousands, except per share data and ratios)

                                                                1999         1998          1997        1996          1995
                                                             ----------   ----------   ----------   ----------   --------
SUMMARY OF OPERATIONS

     Interest income                                         $    7,707   $    7,564   $    7,041   $    6,166   $     5,688
     Interest expense                                             3,390        3,372        3,077        2,393         2,115
     Net interest income                                          4,317        4,192        3,964        3,773         3,573
     Provision for loan losses                                      100          449           31           --             -
     Non-interest income                                            455          445          422          433           415
     Non-interest expense                                         3,175        3,167        3,087        3,140         2,920
     Income before income taxes                                   1,497        1,021        1,268        1,066         1,068
     Income before cumulative effect of
       change in accounting principle                             1,002          724          792          736           767
     Net income                                                   1,002          724          792          736           767

PER SHARE DATA

     Income before cumulative effect of
       change in accounting principle                        $     1.04   $     0.75   $     0.82   $     0.76   $      0.80
     Net income:
          Basic                                                    1.04         0.75         0.82         0.76          0.80
          Diluted                                                  1.03         0.75         0.82         0.76          0.80
     Cash dividends declared                                       0.42         0.33         0.32         0.28          0.24
     Book value per share                                         10.52        10.11         9.69         9.19          8.74

AVERAGE BALANCE SHEET SUMMARY
     Loans, net of unearned

       discount and reserve                                  $   69,835   $   68,696   $   63,620   $   48,037   $    41,853
     Securities                                                  23,460       17,375       18,646       23,341        27,321
     Deposits                                                    88,821       78,949       75,149       69,838        66,367
     Long-term Debt                                               3,439        5,494        3,862            -             -
     Shareholders' equity                                         9,941        9,543        9,239        8,672         8,223
     Total assets                                               104,591       96,442       90,824       79,985        75,351

AT YEAR END
     Loans, net of unearned

        discount and reserve                                 $   74,264   $   68,671   $   69,108   $   52,800   $    45,773
     Securities                                                  22,876       17,866       17,311       22,617        24,015
     Deposits                                                    89,132       81,221       78,336       73,316        66,166
     Long-term Debt                                                 473        5,488        5,500            -             -
     Shareholders' equity                                        10,151        9,747        9,325        8,841         8,415
     Total assets                                               104,829       98,353       95,430       83,668        75,455

SELECTED RATIOS

     Return on average assets                                     0.96%        0.75%        0.87%         0.92%         1.02%
     Return on average equity                                    10.08         7.59         8.57          8.49          9.33
     Average equity to average assets                             9.50         9.90        10.17         10.84         10.91
     Dividend payout ratio                                       40.38        43.64        38.92         36.35         30.12



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

Earnings Summary

The Company reported net income of $1,002,000 for 1999, representing an increase of $278,000 or 38.4% over the $724,000 reported for 1998. The increase in 1999 earnings was largely attributable to a $349,000 decrease in the provision for loan losses over 1998's level. The increase in earnings was further aided by a $125,000 increase in net interest income. The various factors significantly influencing results of operations are included in the following discussion.

On a per share basis, net income was $1.04 in 1999, $0.75 in 1998, and $0.82 in 1997. An analysis of the changes in earnings per share by major statement of income component is presented in the following table:

--------------------------------------------------------------------------------


                                                             1999          1998
                                                              vs.           vs.
                                                             1998          1997
                                                          ----------    --------
     Basic earnings per common share, prior year        $    0.75     $    0.82
        Increase (decrease) from changes in:
          Net interest income                                0.13          0.24
          Provision for loan losses                          0.36         (0.43)
          Other income                                       0.01          0.03
          Other expenses                                    (0.01)        (0.08)
          Income taxes                                      (0.20)         0.17
                                                        ----------    ----------
     Basic earnings per common share                    $    1.04     $    0.75
                                                        =========     ==========

--------------------------------------------------------------------------------


Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 0.96% for 1999, compared to 0.75% for 1998 and 0.87% for 1997. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 10.08% in 1999, 7.59% in 1998, and 8.57% in 1997.

Net Interest Income

The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits and borrowings. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 1999, 1998, and 1997, tax-equivalent adjustments of $84,000, $91,000 and $102,000, respectively, are included in interest income, and were computed assuming a tax rate of 34.0% in all periods.

1999 Versus 1998

The Company's net interest income on a fully tax-equivalent basis totaled $4,401,000 for the year ended December 31, 1999 compared to $4,283,000 for the same period of 1998, representing an increase of $118,000 or 2.76%. As illustrated in Table I, the Company's net yield on interest earning assets decreased from 4.69% in 1998 to 4.45% in 1999. The yield on interest earing assets declined from 8.39% in 1998 to 7.88% in 1999. A lower interest rate environment, coupled with repricing loan, security and overnight investment portfolios led to the fifty-one basis point decline.

The yield on the Company's loan portfolio declined thirty-nine basis points from 1998 to yield 8.73% for the year ended 1999. As a tool to manage interest rate risk, a majority of the Company's loan portfolio is written with variable or floating interest rate features, whereby loan interest rates are repriced at specified time intervals based upon a predetermined index rate. An overall decline in the index-rates, such as the prime rate, at or near year end 1998 had a significant impact on the loan portfolio yield in 1999. As illustrated in Table II, the decline in the loan portfolio yield equated to a $271,000 decline in interest income. For all interest earning assets, the decline in the interest rate environment equated to a decrease in interest income of $333,000.

The decline in the interest rate environment had a similar impact on the Company's interest bearing liabilities, where the weighted average rate dropped thirty-one basis points to 4.15% for the year ended 1999. The decrease in rates paid on the Company's deposit products and short-term borrowings equated to interest expense savings of $128,000 in 1999. As illustrated in Table I, the rate on long-term borrowings increased from 6.61% in 1998 to 7.50% in 1999. Included in interest expense on long-term borrowings was an interest penalty of approximately $32,000 paid to the FHLB for the early retirement of its $5,000,000 balloon note, which had a fixed rate of 6.68%. Because of the rise in interest rates in July 1999, it became advantageous for the Company to retire the debt with excess funds from overnight investments. Since the retirement of the debt, the Company has recouped the cost of the interest penalty via interest savings, and in total, will save approximately $22,000, pretax.

As discussed above, the volume and composition of interest-bearing assets and liabilities will impact interest income. As shown in Table II, volume variances among the interest earning assets increased interest income $469,000, which more than negated the impact of the lower interest rate environment discussed above. Volume variances among the interest-bearing liabilities equated to additional interest expense of $102,000, and nearly negated the interest savings from the decreased rate environment discussed above. The volume increase in savings deposits had the most significant impact on the Company's interest expense, where the volume increase equated to an increase in interest expense of $251,000. The volume increase is primarily related to a single savings deposit product that offers a tiered interest rate that is tied to the prime rate as published in the Wall Street Journal. In 1999, the savings product grew approximately $11,109,000 from its outstanding balance at December 31, 1998, with the bulk of the growth being paid at the maximum tiered rate. A portion of the growth has been funded through depositors shifting money from certificates of deposit (as they mature) and other lower yielding demand deposit accounts. Management expects the growth trend to continue in 2000 with similar impacts on interest expense.

1998 Versus 1997

As detailed in Table II, growth in the Company's interest earning assets led to an increase in interest income of approximately $503,000 over 1997's level. The majority of the increase came from loan growth, where growth in the average volume of outstanding loans equated to an increase in interest income of approximately $529,000. This increase was mitigated by a similar increase in interest expense due to growth in the Company's interest-bearing liabilities. The most significant items were the growth in savings deposits and the growth in long-term borrowings. See below for further discussion of the savings growth. The growth in long-term borrowings and the related interest expense is due to the debt being outstanding for all of 1998 compared to nine months of 1997. See the LONG-TERM BORROWINGS section below for further discussion of this funding source.

In contrast to the 1999 versus 1998 discussion above, changes in the interest rate environment did not have a significant impact on 1998's net interest income. As presented in Table II, the change in the interest rate environment equated to a decrease in net interest income of $23,000. The largest impact was experienced in the savings products, where the weighted average interest rate increased from 3.46% in 1997 to 4.20% in 1998 (See Table I). This increase is the result of growth in a particular savings product that pays a higher interest rate on the depositors' average available balance, relative to the lower interest rate savings products offered by the Company, such as passbook savings accounts. The higher interest rate on this product, coupled with the volume growth, increased the Company's interest expense $236,000 over 1997's expense.

Further analysis of the Company's yields on interest earning assets and interest-bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in TABLES I and II.

                                                              10





                                                              TABLE I

                                      AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                                                      (Dollars in thousands)

                                                        1999                         1998                    1997
                                            -------------------------------------------------------------------------------------
                                            Average               Yield/   Average            Yield/    Average              Yield/
                                            Balance   Interest    Rate     Balance  Interest  Rate     Balance   Interest     Rate
                                            --------  ---------  --------  -------  --------- -------- --------  --------   -------
INTEREST EARNING ASSETS

    Loans, net of unearned discount (1)   $ 70,540   $ 6,158       8.73%   $69,420   $ 6,328    9.12%  $ 63,620   $ 5,811     9.13%
    Securities:
        Taxable                             19,946     1,149       5.76     13,712       819    5.97     14,527       841      5.79
        Tax-exempt (2)                       3,514       248       7.06      3,663       267    7.29      4,119       303      7.36
                                          ---------   ---------   -------  ---------  --------  -------  -------   -------   -------
           Total securities                 23,460     1,397       5.95     17,375     1,086    6.25     18,646     1,144      6.13
                                          ---------   ---------   -------   --------  --------  -------   -------   ------    ------
Interest-bearing deposits with othe banks    1,558        75       4.81       -         -        -        -           -         -
    Federal funds sold                       3,353       161       4.80      4,474       241    5.39      3,447       190      5.51
                                         ----------  ----------   --------  --------   -------- -------   --------   ------  -------
           Total interest earnings assets   98,911     7,791       7.88     91,269     7,655    8.39     85,713      7,145     8.33
                                        -----------  ----------   --------   -------   -------- -------   --------   ------  -------

NON INTEREST EARNING ASSETS

    Cash and due from banks                  2,586                            2,305                        2,554
    Bank premises and equipment              1,753                            1,980                        2,092
    Other assets                             2,046                            1,612                        1,104
    Allowance for loan losses                 (705)                            (724)                        (639)
                                        -----------                        ----------                   ----------
           Total assets                  $  104,591                      $   96,442                     $  90,824
                                        ===========                        ==========                    =========

INTEREST-BEARING LIABILITIES

    Demand deposits                     $   16,562  $      392       2.37   $12,445   310     2.49  $ 12,953       344         2.66
    Savings deposits                        32,338       1,335       4.13    26,266 1,104     4.20    22,108       868         3.46
    Time deposits                           27,861       1,350       4.84    29,892 1,536     5.14    29,992     1,543         5.14
                                         ----------   ---------     ------- ------- ------ --------  --------  ---------  ---------
           Total interest bearing deposits  76,761       3,077       4.01    68,603 2,950     4.30    65,053     2,755         4.24
    Short-term borrowings                    1,508          55       3.65     1,574    59     3.75     1,552        63         4.06
    Long-term borrowings                     3,439         258       7.50     5,494   363     6.61     3,862       259         6.71
                                          ---------   ---------     ------   ------- ------   ------  -----     --------   ---------
           Total interest bearing
                         liabilities        81,708       3,390       4.15    75,671  3,372    4.46    70,467     3,077         4.37

NON INTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY

        Demand deposits                      12,060                          10,346                    10,096
        Other liabilities                       882                             882                     1,022
        Shareholders' equity                  9,941                           9,543                     9,239
                                          -----------                       ----------               ----------


           Total liabilities and

             shareholders' equity        $   104,591                       $ 96,442                  $ 90,824
                                         ===========                      ==========                 ==========


        NET INTEREST EARNINGS                            $ 4,401                     $ 4,283                  $  4,068
                                                        ===========                  ===========               ==========


NET YIELD ON INTEREST EARNING ASSETS                                    4.45%                   4.69%                         4.75%
                                                                     ========                  ========                      =======

(1) - For purposes of this table, nonaccruing loans are included in average loan balances. Loan fees are also included in interest income.

(2) - Computed on a fully Federal tax-equivalent basis using the rate of 34% for all years.

                                                                11


                                                                  TABLE II

                                               CHANGE IN INTEREST INCOME AND EXPENSE
                                      DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)

                                                      (Dollars in thousands)


                                                     1999 vs. 1998                               1998 vs 1997
                                               ----------------------------------------------------------------
                                                           Increase (Decrease)                    Increase (Decrease)
                                                            Due to Change in:                       Due to Change in:
                                                  Volume        Rate         Total         Volume       Rate        Total

INTEREST EARNING ASSETS

    Loans                                          $  101      $   (271)      $  (170)    $   529      $   (12)     $   517

    Securities:
        Taxable                                       359          (30)          329          (48)          26          (22)
        Tax-exempt (2)                                (10)          (8)          (18)         (33)          (3)         (36)
                                               -----------   ----------   -----------   ----------   ----------   ----------
           Total securities                           349          (38)          311          (81)          23          (58)
                                               -----------   ----------   -----------   ----------   ----------   ----------

Interest bearing deposits with
        other banks                                    75            -            75            -            -            -
Federal funds sold                                    (56)         (24)          (80)          55           (4)         (51)
                                               -----------   ----------   -----------   ----------   ----------   ----------

           Total interest earning assets               469        (333)          136          503            7          510
                                               -----------   ----------   -----------   ----------   ----------   ---------

Interest-bearing LIABILITIES

    Demand deposits                                    98          (16)           82          (13)         (21)         (34)
    Savings deposits                                  251          (20)          231          172           64          236
    Time deposits                                    (101)         (85)         (186)          (5)          (2)          (7)
    Short-term borrowings                               3           (7)           (4)           2           (7)          (5)
    Long-term borrowings                             (149)          44          (105)         108           (4)         104
                                               -----------   ----------   -----------   ---------    ----------   ---------
        Total interest-bearing liabilities            102          (84)           18          264           30          294
                                               -----------   ----------   -----------   ----------   ----------   ---------

           NET INTEREST EARNINGS               $       367   $    (249)   $      118    $     239    $     (23)   $     216
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


-------------------------------------------------------------------------------------------------------------------


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

During 1999, the Company made a provision for loan losses of $100,000. This compares to a provision for loan losses of $449,000 and $31,000 made in 1998 and 1997, respectively. During 1998, an increased provision was necessary due to a significant charge-off on a commercial real estate loan, as well as an increase in the specific allocation for a previously reserved credit. For additional discussion of these factors and the related allowance for loan losses account, refer to the LOAN AND RELATED RISK ELEMENTS section of this discussion.

Non-interest Income

Non-interest income includes revenues from all sources other than interest income and yield related loan fees. Non- interest income totaled $455,000, $445,000, and $422,000 for the years ended December 31, 1999, 1998, and 1997, or
5.57%, 5.56%, and 5.65% of total income, respectively. 1999's non-interest income of $455,000 was up 2.2% and 7.8% from December 31, 1998 and 1997 levels, respectively. The following table (in thousands) details the components of non-interest income earned by the Company in 1999, 1998, and 1997, as well as the percentage increase (decrease) in each over the prior year.



                                                            1999                        1998              1997
                                              ----------------------------------------------------------------
                                                              Percent                     Percent

                                                 Amount       Change        Amount        Change         Amount

Trust department income                       $    62           (27.9)%     $  86           32.3 %       $   65
Service fees and commissions                      300            21.0         248           (4.6)           260
Securities gains (losses), net                     (1)             -           -              -              -
Other                                              94           (15.3)        111           14.4             97
                                                 -----         ---------    ------         --------    -------
   Total                                      $   455             2.2%     $  445            5.5%        $  422
                                              =========         ========    =======        ========    ========

-------------------------------------------------------------------------------------------------------------------


1999 Versus 1998

Trust income decreased $24,000 in 1999 compared to 1998 and was nearly equal to 1997's income level of $65,000. During 1999, a single large estate, which had been administered by the Bank's trust department throughout 1998, was partially settled in July 1999 and was later fully settled by year end. Therefore, on average, total assets administered by the Bank's trust department was less in 1999 versus 1998; leading to the decrease in fee income. Management anticipates trust income to be comparable to 1999's level in 2000. Service fees and commissions increased $52,000, or 21.0% to $300,000 in 1999. The increase is the result of the Company implementing a new fee schedule on certain demand deposit accounts. Management will continue to seek new ways of increasing the Company's fee income in the future through new product offerings and the restructuring of existing products. Other income decreased $17,000 from 1998 and was nearly equal to 1997's level of $97,000. Included in 1998's amount were gains totaling $23,000 realized on the sale of repossessed property. Although the Company engages in the foreclosure and sale of such property during the ordinary course of business, such gains or losses realized from time to time are unusual and are not expected to be a significant source of income in the future.

1998 Versus 1997

Trust income was $21,000 greater in 1998 compared to 1997. As discussed above, the increase was due to the Company administering a single large estate during 1998. Service fees and commissions decreased by $12,000, or 4.6% to $248,000 in 1998. The Company did not experience comparable levels of overdrafts, etc. in 1998 compared to 1997, therefore, the decrease occurred. Deposit customers have become very attuned to service charges assessed on deposit accounts. As a result, they are keeping larger account balances on hand in order to avoid fees and/or overdraft charges. As such, a general decline in service fee income resulted. Other income increased $31,000 from 1997. As discussed above, the increase in 1998 was due to gains totaling $23,000 realized on the sale of repossessed property.

Non-interest Expense

Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities. The following table itemizes the primary components of non-interest expense for 1999, 1998 and 1997, and the percentage increase (decrease) in each over the prior year. A discussion of the material changes among the years presented also follows the table (in thousands).

-------------------------------------------------------------------------------

                                                            1999                           1998                 1997
                             ------------------------------------------------------------------------
                                                              Percent                        Percent

                                                 Amount       Change           Amount         Change          Amount

Salaries and employee benefits              $       1,603       4.0 %         $   1,542       (5.9)%          $  1,639
Net occupancy expense                                 270      (4.6)                283        1.1                 280
Equipment rental, depreciation
   and maintenance                                    280      (4.8)                294        16.7                252
Federal deposit insurance premiums                     13      44.4                   9        28.6                  7
Data processing                                       183      (6.2)                195        46.6                133
Advertising                                            67       3.1                  65       (15.6)                77
Professional & legal                                   97     (39.8)                161        56.3                103
Mailing and postage                                    74      (2.6)                 76         0.0                 76
Directors' fees and
    shareholders' expense                             108       8.0                 100        (2.0)               102
Stationery and supplies                                80      12.7                  71       (25.3)                95
Other                                                 400       7.8                 371        14.9                323
                                               -----------  ----------      -----------      -----------        --------

   Total                                    $       3,175         0.3 %   $       3,167          2.6 %   $       3,087
                                            =============   ===========   =============    ===========   =============

-------------------------------------------------------------------------------------------------------------------


1999 Versus 1998

Salaries and employee benefits represent the Company's largest non-interest cost, comprising approximately 50.5% of total non-interest expense in 1999 and 48.7% in 1998. Salaries and employee benefits increased $61,000, or 4.0%, from 1998. The increase was due in part to the Company reinstating the executive incentive plan in 1999, which was previously suspended in 1998. Under the plan in 1999, approximately $104,000 was expensed compared to $0 in 1998. The increase from the above plan was mitigated by a decrease in salaries expense of approximately $18,000. The decrease in salaries was due to the Company having less full-time equivalent staff employed in 1999 compared to 1998. The decrease in staff was a result of retirements and voluntary resignations. At year end, the Company was fully staffed and future savings of this nature are not expected to occur in 2000.

Net occupancy expense decreased $13,000, or 4.6%, from 1998's total. The decrease is the result of a lower depreciation charge in 1999 versus 1998, as several fixed assets have become fully depreciated. Equipment rental, depreciation and maintenance expense decreased $14,000, or 4.8%, from 1998. In response to the Company's Year 2000 readiness, the Company incurred approximately $17,000 more in noncapital expenditures for the replacement and remediation of various information and non-information systems in 1998 versus 1999.

Data processing totaled $183,000 for the year ended 1999, which is $12,000 less than the amount incurred in 1998. The Company incurred Year 2000 testing charges of $30,000 in 1998 which accounted for a portion of the decrease. No such expenditures were incurred in 1999. The decrease was mitigated by a general increase in the fees assessed by the Company's data processor.

Professional and legal expense decreased $64,000 from the $161,000 reported in 1998. In 1998, the bank incurred approximately $56,000 in non-recurring legal and professional fees associated with its unsuccessful merger negotiations with a bank holding company. In addition, 1998 was marked by various time-consuming legal and foreclosure proceedings against two loan customers. Although the Company was involved in similar proceedings in 1999, all of which were incurred in the normal course of business, none were of the magnitude of the items incurred in 1998.

Director's fees and shareholder expense increased $8,000, or 8.0%, from 1998 to total $108,000 for the year ended 1999. Additional director's fees and shareholder expense were incurred in 1999 due to the following: (1) the Company outsourced its stock transfer duties to a third party vendor, (2) a special shareholder meeting was held in September 1999 whereby the Articles of Incorporation and Bylaws of the Company were amended, (3) additional expenditures were incurred with the 5 for 1 stock split, and (4) the Board of Directors increased the number of board members to twelve and appointed two new directors in September 1999. With the changes above, the Company expects its Year 2000 expense to increase over 1999's, namely due to the addition of the stock transfer agent (this expense was borne by the Company in the past) and the additional directors.

Stationery and supplies expense totaled $80,000 in 1999 compared to $71,000 in 1998, an increase of 12.7%. The increase was namely due to the company stockpiling supplies and forms at year end in the event of Year 2000 interruptions. Included in this line item are noncapital purchases of various office software products. In 1999, the Company upgraded a number of these products in order for them to be Year 2000 compliant. For 2000, management expects stationery and supplies expense to be more in line with the expense incurred in 1998.

1998 Versus 1997

Salaries and employee benefits decreased $97,000 in 1998, or 5.9%, from 1997's level. The decrease was due in part to the Company having approximately three fewer full-time equivalent staff employed in 1998 compared to 1997. The decrease in staff was a result of retirements and voluntary resignations. This decrease was further aided by the temporary suspension of the executive incentive plan in 1998, whereas $75,000 was incurred under the plan in 1997. The aforementioned items were mitigated by normal merit raises for the existing staff and a general increase in the cost of benefit programs offered to all employees of the Company.

Equipment rental, depreciation and maintenance expense increased $42,000 or 16.7% over 1997's total. In response to the Company's Year 2000 readiness, the Company upgraded several computers and related equipment in 1998 by entering into an operating lease arrangement with a supplier. Although the lease payments would have nearly offset the depreciation on the equipment had it been purchased, the bulk of the computer equipment replaced was fully depreciated. Therefore, the lease payments added to the expense incurred in 1998. Overall, depreciation expense was higher in 1998 due to a full year's depreciation on 1997's acquisitions. A large amount of property, plant and equipment was acquired in 1997 due to equipping the new branch in Lewisburg.

Data processing expense increased $62,000 or 46.6% from 1997. As discussed above, the Company incurred approximately $30,000 in 1998 due to expenses for testing its data processing function for Year 2000 compliancy. The remaining increase over 1997 is due to the significant growth in the number of loan and deposit accounts processed. The growth in the number of accounts over the past two years has been stimulated by the addition of the Charleston branch and new deposit products.

Legal and professional fees increased $58,000 or 56.3% from 1997. During 1998, the Company incurred approximately $56,000 in legal and professional fees associated with its unsuccessful merger discussions with a bank holding company. No further legal and professional fees associated with the aforementioned merger discussions will be incurred as the Company terminated the merger negotiations.

Income Taxes

The Company's income tax expense, which includes both Federal and state income taxes, totaled $495,000 or 33.1% of pretax income in 1999, compared to $297,000 or 29.1% in 1998, and $476,000 or 37.5% in 1997. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of State income taxes and interest income derived from tax-exempt securities. Additional details relative to the Company's income taxes are included in Note 9 to the accompanying consolidated financial statements.

Changes in Financial Position

Total assets increased $6,476,000 or 6.58% to $104,829,000 at year end 1999 compared to $98,353,000 at year end 1998. Average total assets also increased, up 8.45% from $96,442,000 during 1998 to $104,591,000 during 1999. TABLE I presents the Company's average balance sheet composition for the years ended 1999, 1998 and 1997.

A discussion of the significant fluctuations in components of the Company's balance sheet follows.

Securities

The Company's security portfolio consisted of available or sale and held to maturity securities. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes, while held to maturity securities are carried at amortized cost. The Company does not hold any securities for trading purposes. At year end 1999, approximately 50% of the securities (based on amortized cost) were classified as available for sale. This compares to 51% in 1998. As a general rule, the Company classifies all new security purchases as available for sale as this portfolio adds to the Company's flexibility in meeting liquidity needs, should they arise.

The total securities portfolio increased $5,010,000 or 28.04% to $22,876,000 at December 31, 1999, compared to December 31, 1998. Similarly, average total securities increased from $17,375,000 during 1998 to $23,460,000 during 1999, an increase of 35.02%. As discussed in more detail in the Deposits section below, a significant increase in deposits aided the Company's increase in its security portfolio by providing excess funds. Management opted to invest in short-term U.S. Government bonds and agencies to maximize its yield without compromising liquidity.

At year end 1999, the Company had an unrealized loss on securities classified as available for sale of approximately $333,000. This compares to an unrealized loss of approximately $11,000 in 1998. The increase in the unrealized loss over 1998's level is a function of the weighted average yield and maturity of the available for sale portfolio, relative to market interest rates available on similar issues with similar maturity intervals at year end. In general, the rise in the market interest rates over the second half of 1999 had a negative impact on the portfolio's valuation. Although the held to maturity security portfolio is carried at amortized cost, the change in the interest rate environment discussed above had a similar impact on the portfolio's market value, where the market value at December 31, 1999 was approximately $360,000 less than the amortized cost. Management believes that the declines in the market values of the security portfolios are temporary, therefore, no impairment loss is considered at this time.

Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this filing. At December 31, 1999, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent (10.0%) of shareholders' equity. The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 1999 are summarized in TABLE III.

--------------------------------------------------------------------------------


                                                           TABLE III
                                                SECURITY MATURITY ANALYSIS (2)

                                           (At amortized cost, dollars in thousands)


                                                                            After One                 After Five
                                                     Within                 but within                but within        After
                                                   One Year                 Five Years                Ten Years       Ten Years
                                      Amount     Yield(1)      Amount     Yield(1)     Amount         Yield(1)  Amount Yield(1)
                                      -------   ---------   ----------   ---------   ---------   -------------  ------ --------

Securities Held to Maturity

    U.S. Government agencies

        and corporations            $   1,000      5.21%    $    7,000      5.95%    $   -           -   %  $ -           -   %
    State and political
        subdivisions                      514      4.34          2,237      4.92             269     4.50         500     5.72
                                    ---------                ----------               ---------              -------
           Total                    $   1,514      4.91       $  9,237      5.70       $     269     4.50     $   500     5.72
                                    =========               ===========                =========              =======

Securities Available for Sale

    U.S. Government agencies
        and corporations            $   2,978     5.49      $    7,999    5.85       $   -         -        $ -         -
                                    =========               ==========               =========              =======


(1) -- Weighted average yield presented without adjustment to a tax equivalent basis.

(2) - Excludes equity securities,  such as Federal Reserve Bank and Federal Home
Loan Bank stock.

-------------------------------------------------------------------------------------------------------------------


Loans

During 1999, loans, net of unearned income, increased $5,590,000, or 8.05%, to $75,027,000 from $69,437,000 at year end 1998. Average loans outstanding, net of unearned income, increased from $69,420,000 in 1998 to $70,540,000 in 1999, or 1.61%. A summary of the Company's year end loan balances by type, as well as an analysis of the increase (decrease) in such balances from December 31, 1998 to December 31, 1999, is summarized in the following table.

--------------------------------------------------------------------------------


                                                                           Percent                                 Percent of
                                                                           Increase                                Total Loans
                                                           1999            (Decrease)         1999     1998
                                                         ---------------------------------------------------------------------------

Commercial, financial and agricultural                  $     30,877           16.2 %      $     26,581     41.2%   38.3%
Real estate - construction                                     1,451           51.8                 956      1.9     1.4
Real estate - mortgage                                        31,395           (0.8)             31,646     41.8    45.5
Installment                                                    9,079            7.0               8,482     12.1    12.2
Other                                                          2,225           25.6               1,772      3.0     2.6
                                                        --------------                     ------------    -------  ------
                                                          $     75,027          8.1            $ 69,437     100.0    100.0
Less: Unearned Discount                                                  -                               -
                                                        ------------------                 ---------------

TOTAL LOANS                                             $       75,027          8.1        $      69,437
                                                        ==================                  ===============

-------------------------------------------------------------------------------------------------------------------


Real estate mortgage loans, the Company's largest loan portfolio, decreased 251,000, or 0.8% from 1998. During 1999, the Company found it difficult to grow the real estate portfolio given customer demand for fixed rate mortgages. In order to manage its interest rate risk, the Company does not offer fixed rate mortgages; it only offers variable rate mortgages. In response to the demand for fixed rate mortgages, the Company began accepting applications for a mortgage broker in 1998. In return, the Company receives a commission on each mortgage accepted by the mortgage broker. Management expects growth in this portfolio in 2000, however, the growth is not expected to be significant. The commercial, financial and agricultural portfolio experienced the largest dollar increase of the all the loan portfolios, where the portfolio grew $4,296,000 in 1999, or 16.2%. The Company has been very successful in its solicitation efforts, particularly in the contiguous market areas. Through its personal business relationships and referrals, management expects future growth in high quality commercial loans to continue to grow.

A summary of loan maturities by loan type as of December 31, 1999 is included in
Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Allowance for Loan Losses and Risk Elements

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company's management, on a quarterly basis, performs a comprehensive loan evaluation which encompasses the identification of all potential problem credits, which are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, detail reviews of specific loans for collectibility, performance and collateral protection are performed. A grade is assigned to the individual loans reviewed utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses.

As more fully explained in Notes 1 and 5 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loans' collateral if the loan is collateral dependent. At December 31, 1999, the Company had no loans classified as impaired compared to $318,000 at December 31, 1998. Of the loans classified as impaired at December 31, 1998, approximately $263,000 in principal was collected on the notes in 1999, with the remaining uncollected balance charged-off during the year. The Company's average balance of impaired loans was $282,000 for 1999 versus $333,000 in 1998.

At December 31, 1999 and 1998, the allowance for loans losses of $764,000 and $766,000 represented 1.02% and 1.10% of gross loans, respectively, and was considered adequate to cover inherent losses in the subsidiary bank's loan portfolio as of the respective evaluation date. The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The Company performs a quarterly evaluation of the loan portfolio to determine its adequacy. The evaluation is based on assessments of specifically identified loans, loss experience factors, current and anticipated economic conditions and other factors to identify and estimate inherent losses from homogeneous pools of loans.

The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At December 31, 1999 and 1998, respectively, the unallocated portion of the allowance approximated $280,000 and $95,000 or 36.6% and 12.4% of the total allowance, respectively. The unallocated amount at December 31, 1999 and 1998 has been considered necessary primarily considering that historical loss factors used in the Bank's methodology to calculate the allocated portion of the allowance do not yet reflect the additional risk factors which may be inherent in the portfolio due to loan growth over the past three years. In addition, certain subjective factors, such as unemployment and the rate of bankruptcies claimed in the Company's primary lending area, typically will increase the loss factors as the Company's loan portfolio is more susceptible in the event of economic downturns. The current economic expansion may have hidden or delayed those losses typically seen in the Company's historical loss factors. Management believes that the current allowance is sufficient to cover any potential losses in the current loan portfolio. An allocation of the allowance for loan losses to specific loan categories is presented in TABLE IV.

--------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    TABLE IV

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                             (Dollars in thousands)

                                                  1999                       1998                        1997
                                    -------------------------------------------------------------------------
                                                    Percent                    Percent                    Percent
                                                   of Total                   of Total                   of Total

                                        Amount       Loans        Amount        Loans        Amount        Loans

Commercial, financial,
   and agricultural                 $       189     41.2%        $     380     38.3%      $       310     42.1%
Real estate - construction                    1      1.9                 1      1.4                 -      5.4
Real estate - mortgage                      171     41.8               111     45.6                93     41.5
Installment                                 122     12.1               178     12.2               101      9.1
Other                                        1       3.0                 1      2.5                -       1.9
Unallocated                                 280        -                95        -               132        -
                                    -----------   --------     -----------   ---------    -----------    -----

                                    $       764      100.0%    $       766      100.0%    $       636     100.0%
                                    ===========   =========    ===========   =========    ===========    ========

-------------------------------------------------------------------------------------------------------------------


The Bank was in a net loss position (more money was charged-off than was recovered from previously charged-off loans) during 1999. Loan charge-offs, net of recoveries, for 1999 were $102,000 compared to $319,000 and $49,000 in 1998 and 1997, respectively. Expressed as a percentage of average loans outstanding during 1999, 1998 and 1997, net loan charge-offs were 0.14%, 0.46% and 0.08%, respectively. In May 1998, the Company recognized a significant charge-off on a commercial loan ($273,000). The Company foreclosed on the collateral securing the note which was valued at $875,000. As a result of the charge-off and its on-going evaluation of its allowance for loan losses, a provision of $449,000 in 1998 was deemed necessary to restore the allowance for loan losses to a level considered appropriate by management. This provision compares to $100,000 in 1999. See Note 5 of the Notes to the Consolidated Financial Statements for an analysis of the activity in the Company's allowance for loan losses in 1999, 1998 and 1997.

The following presents a summary of the Company's nonperforming assets and accruing loans past due 90 days or more at December 31, 1999, 1998 and 1997.

--------------------------------------------------------------------------------

                                                                                          (in thousands)
                                                                                          December 31,

                                                                               1999           1998        1997
                                                                             ---------    -----------    -----
       Nonperforming assets:
                                    Nonaccrual loans                         $   -         $    318    $  1,733
                                    Other real estate owned                     883             875          22
                                    Restructured loans                           -                -         -
                                                                              -----          -------      -------

                                                                             $  883        $  1,193    $   1,755
                                                                             =========    ===========    ========

       Accruing loans past due 90 days or more                               $       -    $         -    $      -
                                                                             =========    ===========    ========

-------------------------------------------------------------------------------------------------------------------


The Company places into nonaccrual status those loans which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. If interest on nonaccrual loans had been accrued, such income would have approximated $13,000, $34,000 and $112,000 in 1999, 1998 and 1997, respectively.
As more fully discussed in Note 17 of the Consolidated Financial Statements include in Item 8 of this filing, other real estate owned consists of commercial property foreclosed upon in May 1998. The property is currently leased pursuant to a three year operating lease. All expenses of carrying and operating the property are borne by the lessee. All lease payments are being applied against the other real estate owned balance in a cost recovery manner.

Deposits

Total deposits increased 9.7% to $89,132,000 as of December 31, 1999, from $81,221,000 at December 31, 1998. Similarly, average total deposits increased from $78,949,000 as of December 31, 1998 to $88,822,000 at December 31, 1999, or
12.5%.

The Company's demand deposits increased $2,268,000, or 9.4%, from its 1998 year end balance. On average, demand deposits increased $5,831,000, or 25.6%, over 1998's average balance. The growth in deposits has come from two new demand deposit relationships obtained in May 1999. Together, these new relationships have maintained average account balances in excess of $6,497,000 since they were opened. Because the accounts are transactional in nature, and due to liquidity reasons, much of the growth has been invested short-term government bonds and overnight investments as discussed above.

The Company continues to experience deposit growth in its savings products where total savings deposits stood at $37,400,00 at December 31, 1999, which is $9,635,000 over 1998's year end balance. On average, total savings was $32,338,000 for 1999 versus $26,266,000 for 1998. The majority of the growth has been in a particular savings product which offers a tiered interest rate that is competitive with area financial institutions and brokerage firms. The savings growth has been mitigated by a net redemption in certificate of deposits of approximately $3,992,000 since year end 1998, with much of the redemptions being shifted to the savings product previously mentioned. See the NET INTEREST INCOME section of this analysis for a discussion of the impact on the Company's interest expense.

Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Short-term borrowings

The Company's short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements") and Federal funds purchased. At December 31, 1999, short-term borrowings totaled $4,113,000 compared to $951,000 at December 31, 1998. The increase is predominantly due to a large repurchase agreement ($2,300,000) entered into at year end 1999. For more information on short-term borrowings refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Long-term borrowings

As discussed in detail in the Net Interest Income section above, the Company prepaid its $5,000,000 balloon note with the FHLB in August 1999. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing for further discussion of this item.

The Company's only remaining long-term borrowing arrangement consists of a real estate project benefitting low-income residents that was funded in part through the FHLB's Community Investment Program ("CIP"). This program allows matched funding of qualifying projects at rates significantly below the market rates for similar non-CIP funds. In December of 1997, the Company obtained a $500,000 five-year advance as part of the CIP program. This advance is on a matched amortization with the underlying note and will amortize in accordance with standard loan terms. At December 31, 1999, the outstanding balance on the note was $473,000. For more information on this FHLB debt, refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Liquidity and Interest Rate Risk Management

Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, interest-bearing deposits with other banks and Federal funds sold, which measured $3,764,000 at December 31, 1999. The Company also has available various lines of credit with correspondent financial institutions of more than $40,000,000. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met. Liquidity is considered to be more than adequate.

Further enhancing the Company's liquidity is the availability of approximately $3,978,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $7,679,000 classified as available for sale in response to an unforeseen need for liquidity. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest-bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company's principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest-bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest-bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's current gap position is presented in TABLE VI.

--------------------------------------------------------------------------------

                                    TABLE VI

                         INTEREST RATE SENSITIVITY GAPS

                                December 31, 1999

                             (Dollars in thousands)

                                                                                 Repricing (1)

                                                  0-90         91-180        181-365       After
                                                  Days          Days          Days         1 Year        Total
                                              -----------   -----------   -----------   -----------   --------
INTEREST EARNING ASSETS
   Loans, net of unearned discount            $     24,875$     3,441   $     7,839   $      38,872 $      75,027
   Securities (at amortized cost)                   2,978         -           1,514          18,005        22,497
   Interest bearing deposits with other
       banks                                           17         -             -             -                17
   Federal funds sold                                  30         -             -             -                30
                                              -----------   -----------   -----------   -----------   -----------
       Total interest earning assets               27,900       3,441         9,353         56,877         97,571
                                              ------------- -----------   -----------   ------------  ------------

Interest-bearing LIABILITIES

   Demand deposits                            $    15,549     $  -       $     -       $     -       $     15,549
   Savings deposits                                37,400        -             -             -             37,400
   Time deposits                                   10,362         5,095         3,393         6,592        25,442
   Short-term borrowings                            1,256         2,425           432         -             4,113
   Long-term borrowings                                 4             4             8           457           473
                                              -----------   -----------   -----------   -----------   -----------
       Total interest bearing

         liabilities                               64,571         7,524         3,833         7,049        82,977
                                              -----------   -----------   -----------   -----------   -----------

       Contractual interest

         sensitivity gap                         (36,671)       (4,083)         5,520        49,828        14,594

   Adjustment (2)                                 26,130        (26,130)        -             -             -
                                              ----------    ------------  -----------   -----------   -------

       Adjusted interest

         sensitivity gap                      $  (10,541)   $   (30,213)  $     5,520   $    49,828   $    14,594
                                              ===========   ============  ===========   ===========   ===========

   Cumulative adjusted interest

       sensitivity gap                        $  (10,541)   $   (40,754)  $   (35,234)  $    14,594
                                              ===========   ============  ============  ===========

   Cumulative adjusted gap as a percent
       of total earning assets                   (10.80%)      (41.77%)      (36.11%)        14.96%

   Cumulative adjusted

       rate-sensitivity ratio                        0.73          0.43          0.54          1.18

This table includes various assumptions by management of maturities and repayment patterns.

(1) - Contractual repricing, not contractual maturities, is used in this table unless otherwise noted. No prepayment assumptions were assumed.

(2)    - Adjustment  to  approximate  the actual  repricing of  interest-bearing
       demand   deposits  and  savings   accounts  are  based  upon   historical
       experience.

-------------------------------------------------------------------------------


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.54. Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 2000 could have a significant negative impact on the Bank's net interest income in 2000. However, interest rates on approximately 65% of the Bank's interest-bearing liabilities may be changed by management at any time based on their terms. Since management believes that repricing of interest-bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest-bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of December 31, 1999, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

Capital Resources

Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at December 31, 1999 was $10,151,000 compared to $9,747,000 at December 31, 1998, representing an increase of 4.14%. A reconciliation of the increase is reported in the Consolidated Statement of Shareholders' Equity found in Item 8 of this filing. Average total shareholders' equity expressed as a percentage of average total assets decreased from 9.90% to 9.50% at December 31, 1999. The decrease is explained by the increase in average assets of approximately $8,149,000 from 1998.

The Company's subsidiary bank is subject to minimum regulatory risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 1999, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.

--------------------------------------------------------------------------------


                                                   RISK-BASED CAPITAL RATIOS

                                                                         Minimum
                                                    Actual           Requirement
           Total risk-based capital ratio             15.28%             8.00%
           Tier 1 risk-based capital ratio            14.23%             4.00%
           Leverage ratio                              9.71%              3.00%

--------------------------------------------------------------------------------


Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future. Additional information related to regulatory restrictions on capital and dividends are disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

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

Year 2000 Issues

The Company's critical information and non-information systems encountered only minimal problems with the century date change or rollover from the year 1999 to the year 2000. The Company is not aware of any system failures of its vendors, customers, or other third parties that would have a significant impact on the Company's financial condition or ability to operate. The Company believes it has taken the necessary steps to be Year 2000 compliant, however, there may be unforeseen external or internal issues which could impact the Company's status in the future. Total capital and non-capital outlays of approximately $300,000 were incurred from 1997 through 1999 to address the Year 2000 concerns. This figure does not include internal costs, namely payroll, as the Company did not separately track these figures, however, they were believed to be immaterial to the total project cost.

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

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities re-price more frequently than those of non-banking entities. It is the Company's policy to have a majority of its loan portfolio re-price within five years by using variable and balloon payment credit terms in order to reduce the impact of significant changes in interest rates on its longer-term assets. Further, the Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 1999 is disclosed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Indirectly, management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Company.

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

                                        (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)

                                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First National Bankshares Corporation
    and subsidiary
Ronceverte, West Virginia

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                       ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
February 4, 2000




                                     FIRST NATIONAL BANKSHARES CORPORATION
                                                  AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

                                                      December 31, 1999 and 1998

            ASSETS                                                                   1999                 1998
                                                                              ----------------    ------------

    Cash and due from banks                                                   $      3,716,511    $     2,336,519
    Interest bearing deposits with other banks                                          17,492            -
    Federal funds sold                                                                  30,000          5,679,000
    Securities held to maturity (estimated fair value
        1999 $11,160,273; 1998 $8,804,710)                                          11,519,992          8,739,119
    Securities available for sale                                                   11,356,470          9,126,633
    Loans, less allowance for loan losses of $763,523
        and $765,542, respectively                                                  74,263,640         68,671,231
    Bank premises and equipment, net                                                 1,695,335          1,848,072
    Accrued interest receivable                                                        726,868            602,291
    Other real estate acquired in settlement of loans                                  883,496            875,000
    Other assets                                                                       619,042            475,324
                                                                              ----------------            -------

            Total assets                                                      $    104,828,846    $    98,353,189
                                                                              ================    =    ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

    Deposits

        Non interest bearing                                                  $     10,740,459    $    12,123,521
        Interest bearing                                                            78,391,385         69,097,806
                                                                                    ----------    ---------------
            Total deposits                                                          89,131,844         81,221,327
    Short-term borrowings                                                            4,112,579            950,734
    Other liabilities                                                                  960,467            946,572
    Long-term borrowings                                                               473,288          5,487,598
                                                                              ----------------    ---------------

            Total liabilities                                                       94,678,178         88,606,231
                                                                              ----------------    ---------------

Commitments and Contingencies

Shareholders' Equity

    Common stock, $1.00 par value, authorized
        10,000,000 shares, issued 964,515 shares                                       964,515            964,515
    Capital surplus                                                                  1,019,053          1,019,053
    Retained earnings                                                                8,370,344          7,769,966
    Accumulated other comprehensive income                                            (203,244)            (6,576)
                                                                              -----------------   ---------------
            Total shareholders' equity                                              10,150,668          9,746,958
                                                                              ----------------          ---------

            Total liabilities and shareholders' equity                        $    104,828,846    $    98,353,189
                                                                              ================    ===============










                                See Notes to Consolidated Financial Statements




                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                            AND SUBSIDIARY

                                                   CONSOLIDATED STATEMENTS OF INCOME

                                         For The Years Ended December 31, 1999, 1998 and 1997

                                                                       1999             1998              1997
                                                               ---------------  ----------------  ------------
Interest income:

    Interest and fees on loans                                 $    6,158,358  $    6,328,051   $     5,811,096
    Interest and dividends on securities:
        Taxable                                                     1,148,635         819,543           841,331
        Tax-exempt                                                    163,536         175,715           199,095
    Interest on interest bearing deposits with other banks              75,068           -                -
    Interest on Federal funds sold                                     160,981         240,544          189,937
                                                                       -------  ----------------  ---------------
            Total interest income                                    7,706,578        7,563,853        7,041,459
                                                               ---------------  ----------------  ---------------

Interest expense:

    Deposits                                                         3,076,961         2,949,576        2,755,866
    Short-term borrowings                                               55,147            59,283           61,561
    Long-term borrowings                                               257,596           362,940          259,697
                                                               ---------------  ----------------  ---------------
            Total interest expense                                   3,389,704         3,371,799        3,077,124
                                                               ---------------  ----------------  ---------------

            Net interest income                                      4,316,874         4,192,054        3,964,335
    Provision for loan losses                                          100,000           448,940           31,000
                                                               ---------------  ----------------  ---------------
            Net interest income after provision for

                 loan losses                                         4,216,874         3,743,114        3,933,335
                                                               ---------------  ----------------  ---------------

Other income (expense):

    Trust department income                                             61,407            86,168           64,835
    Service fees                                                       300,226           248,286          259,662
    Securities gains (losses), net                                        (517)          -                 -
    Other                                                               93,594           110,626           97,188
                                                               ---------------  ----------------  ---------------
            Total other income                                         454,710           445,080          421,685
                                                               ---------------  ----------------  ---------------

Other expenses:

    Salaries and employee benefits                                   1,603,221         1,541,833        1,639,359
    Net occupancy expense                                              269,737           283,345          279,780
    Equipment rentals, depreciation and maintenance                    279,937           293,666          252,391
    Federal deposit insurance premiums                                  12,512             9,227            6,890
    Data processing                                                    183,192           195,237          132,681
    Advertising                                                         67,339            64,446           76,692
    Professional and legal                                              96,862           161,010          103,032
    Mailing and postage                                                 74,440            75,979           76,244
    Directors' fees and shareholders' expenses                         107,860           100,386          102,417
    Stationery and supplies                                             80,316            70,479           94,533
    Other                                                              400,009           371,318          322,519
                                                               ---------------  ----------------  ---------------
            Total other expenses                                     3,175,425         3,166,926        3,086,538
                                                               ---------------  ----------------  ---------------

Income before income tax expense                                     1,496,159         1,021,268        1,268,482

    Income tax expense                                                 494,543           297,124          476,660
                                                               ---------------  ----------------  ---------------

            Net income                                         $     1,001,616  $        724,144  $       791,822
                                                               ===============  ================  ===============

    Basic earnings per common share                            $           1.04 $            0.75 $           0.82
                                                               ================ ================= ================
    Diluted earnings per common share                          $           1.03 $            0.75 $           0.82
                                                               ================ ================= ================


                                            See Notes to Consolidated Financial Statements



                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                            AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         For The Years Ended December 31, 1999, 1998 and 1997

                                                                       1999             1998              1997
                                                               ---------------  ----------------  ------------

Net income                                                     $     1,001,616  $        724,144  $       791,822
                                                               ---------------  ----------------  ---------------

Other comprehensive income:
    Gross unrealized gains/(losses) arising
         during the period                                            (322,407)          (11,492)             589
    Adjustments for income tax (expense)/
         benefit                                                       125,739             4,476             (224)
                                                               ---------------  ----------------  ---------------
                                                                      (196,668)           (7,016)             365
                                                               ---------------  ----------------  ---------------

Other comprehensive income, net of tax                                (196,668)           (7,016)             365
                                                               ---------------  ----------------  ---------------

Comprehensive income                                           $       804,948  $        717,128  $       792,187
                                                               ===============  ================  ===============
































                            See Notes to Consolidated Financial Statements



                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                            AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         For the Years Ended December 31, 1999, 1998 and 1997

                                                                                        Accumulated          Total
                                                                                              Other         Share-
                                              Common            Capital      Retained   Comprehensive      holders'
                                                 Stock         Surplus       Earnings          Income             Equity

Balance, December 31, 1996                  $      962,500  $   1,000,000  $   6,878,037  $             75  $   8,840,612

   Net income                                      -              -              791,822            -             791,822

   Cash dividends declared on
      common stock ($0.32 per share)               -              -             (308,000)           -            (308,000)

   Change in net unrealized gain
      (loss) on securities                         -              -               -                    365            365
                                            --------------  -------------  -------------  ----------------  -------------

Balance, December 31, 1997                         962,500      1,000,000      7,361,859               440      9,324,799

   Net income                                      -              -              724,144           -              724,144

   Cash dividends declared on
      common stock ($0.33 per share)               -              -             (316,037)          -             (316,037)

   Issued 2015 shares of common
      stock       pursuant to exercise of
      stock option                                   2,015         19,053        -                 -               21,068

   Change in net unrealized gain
      (loss) on securities                         -              -              -                  (7,016)        (7,016)
                                            --------------  -------------  -------------  ----------------  -------------

Balance, December 31, 1998                         964,515      1,019,053      7,769,966            (6,576)     9,746,958

   Net income                                      -              -            1,001,616           -            1,001,616

   Cash dividends declared on
      common stock ($0.42 per share)               -              -             (401,238)          -             (401,238)

   Change in net unrealized gain
      (loss) on securities                         -              -              -                (196,668)      (196,668)
                                            --------------  -------------  -------------  ----------------  -------------

Balance, December 31, 1999                  $      964,515  $   1,019,053  $   8,370,344  $       (203,244) $  10,150,668
                                            ==============  =============  =============  ================  =============










                                See Notes to Consolidated Financial Statement



                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                             AND SUBSIDIARY

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Years Ended December 31, 1999, 1998 and 1997

                                                                             1999             1998              1997
                                                                     ---------------  ---------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                      $     1,001,616  $       724,144   $       791,822
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
     Depreciation                                                            233,179          263,089           227,785
     Provision for loan losses                                               100,000          448,940            31,000
     Deferred income taxes (benefit)                                           8,314         (118,984)           33,179
     Securities (gains) losses, net                                              517          -                  -
     (Gain) loss on sale of other assets                                     -                (23,288)           -
     Provision for valuation allowance of other
         real estate owned                                                   -                  1,500            -
     (Gain) loss on disposal of bank premises and equipment                   (5,331)             800            (5,222 )
     Amortization of securities premiums and
         (accretion of discounts), net                                      (180,938)         (69,097)          (35,474)
     (Increase) decrease in accrued interest receivable                     (124,577)          57,816            (1,528)
     (Increase) decrease in other assets                                     (26,293)             (19)          (18,715)
     Increase (decrease) in other liabilities                                (45,905)              42           (80,071)
                                                                     ---------------  ---------------   ---------------
              Net cash provided by operating activities                      960,582        1,284,943           942,776
                                                                     ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Net (increase) decrease in interest bearing deposits with
         other banks                                                        (17,492)            -                 -
     Proceeds from maturities and calls of securities held
         to maturity                                                       5,980,516        8,575,000         9,735,000
     Proceeds from maturities and calls of securities
         available for sale                                                 9,499,035       6,000,000         2,000,000
     Purchases of securities held to maturity                              (8,721,753)     (5,000,938)       (3,200,608)
     Purchases of securities available for sale                           (11,910,494)    (10,071,287)       (3,191,950)
     Principal payments received on (loans made to)
         customers, net                                                    (5,720,409)       (897,037)       (16,341,550)
     Purchases of bank premises and equipment                                (95,111)         (40,342)          (337,906)
     Proceeds from sale of bank premises and equipment                        20,000            1,300              7,085
     Proceeds from sales of other assets                                     -                 56,238            -
     Proceeds from lease payments on other real
         estate owned                                                         19,504          -                 -
                                                                     ---------------  ---------------   ----------------
         Net cash provided by (used in)

              investing activities                                       (10,946,204)      (1,377,066)      (11,329,929)
                                                                     ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposit, NOW and
         savings accounts                                                 11,902,587        4,414,555         1,675,456
     Proceeds from sales of (payments for matured)
         time deposits, net                                               (3,992,070)      (1,528,976)        3,343,839
     Net increase (decrease) in short-term borrowings                      3,161,845         (379,662)          837,923
     Proceeds from long-term borrowings                                      -                -               5,500,000
     Principal payments on long-term borrowings                           (5,014,310)         (12,402)          -
     Proceeds from sale of common stock pursuant
         to stock option exercise                                            -                 21,068           -
     Dividends paid                                                         (341,438)        (308,160)         (308,000)
                                                                     ---------------- ---------------   ---------------

         Net cash provided by (used in)

              financing activities                                         5,716,614        2,206,423        11,049,218
                                                                     ---------------  ---------------   ---------------

                                                             (Continued)






                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                             1999            1998              1997
                                                                     ---------------  ---------------   -----------

     Increase (decrease) in cash and cash equivalents                     (4,269,008)       2,114,300           662,065

     Cash and cash equivalents:
         Beginning                                                         8,015,519        5,901,219         5,239,154
                                                                     ---------------  ---------------   ---------------

         Ending                                                      $     3,746,511  $     8,015,519   $     5,901,219
                                                                     ===============  ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

     INFORMATION

     Cash payments for:
         Interest                                                    $     3,461,886  $     3,334,559   $     3,113,927
                                                                     ===============  ===============   ===============

         Income taxes                                                $       491,429  $       497,945   $       361,969
                                                                     ===============  ===============   ===============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Other real estate acquired in settlement of loans               $        28,000  $       885,000   $         2,450
                                                                     ===============  ===============   ===============

     Dividends declared and unpaid                                   $       144,677  $        84,877   $        77,000
                                                                     ===============  ===============   ===============
































                 See Notes to Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Significant Accounting Policies

              Nature of business: First National Bankshares Corporation (the "Company") is a one bank holding company which was incorporated on January 28, 1986. The wholly owned subsidiary, First National Bank is a commercial bank with operations in Greenbrier and Kanawha Counties of West Virginia. The Bank provides retail and commercial loans and deposit and trust services primarily to customers located in Greenbrier, Kanawha and surrounding counties.

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

              Generally, after management's evaluation, loans are placed on non-accrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms. Interest is accrued daily on impaired loans unless the loan is placed on non-accrual status. Impaired loans are placed on non- accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. Interest on non-accrual loans is recognized primarily using the cost-recovery method.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Common Stock Split: On September 24, 1999, the Company enacted a 5 for 1 stock split. The par value was reduced from $5.00 per share to $1.00 per share and 771,612 incremental shares were issued to shareholders of record. All prior period per share data for the years presented have been restated for comparability.

              Basic earnings per share: Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 964,515 for the year ended December 31, 1999 and 963,565 and 962,500 for the years ended December 31, 1998 and 1997, respectively. The Company is required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. Basic and diluted earnings per share are calculated as follows:

                                                                                     For the Year Ended 1999

                                                                           Income          Shares           Per
                                                                          (Numer-          (Denom-          Share
                                                                           ator)             inator)         Amount

              Basic EPS
                  Income available to common shareholders              $   1,001,616          964,515     $        1.04
                                                                                                          =============
              Effect of Dilutive Securities
                  Stock options                                              -                  5,484
                                                                       -------------    -------------
              Diluted EPS
                  Income available to common shareholders              $   1,001,616          969,999     $        1.03
                                                                       =============    =============     =============

                                                                                     For the Year Ended 1998

              Basic EPS
                  Income available to common shareholders              $     724,144          963,565     $        0.75
                                                                                                          =============
              Effect of Dilutive Securities
                  Stock options                                              -                  4,589
                                                                       -------------    -------------
              Diluted EPS
                  Income available to common shareholders              $     724,144          968,154     $        0.75
                                                                       =============    =============     =============

                                                                                     For the Year Ended 1997

              Basic EPS
                  Income available to common shareholders              $     791,822          962,500     $        0.82
                                                                                                          =============
              Effect of Dilutive Securities
                  Stock options                                              -                  1,607
                                                                       -------------    -------------
              Diluted EPS
                  Income available to common shareholders              $     791,822          964,107     $        0.82
                                                                       =============    =============     =============


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

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Reclassifications: Certain accounts in the consolidated financial statements for 1998 and 1997, as previously presented, have been reclassified to conform to current year classifications.

              Emerging accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank expects to adopt the new Statement effective January 1, 2000. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, change in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Since the Company has not utilized derivatives in the past, management does not anticipate that the adoption of the new Statement will have a significant effect on the Bank's earnings or financial position.

Note 2.           Cash Concentrations

              At December 31, 1998, the subsidiary bank had a cash concentration totaling $5,720,337, respectively, with a correspondent bank consisting of a due from bank account balance and Federal funds sold. At December 31, 1999, no such concentration existed. Deposits with correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations.

Note 3.       Securities

              The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 1999 and 1998, are summarized as follows:

                                                           1999

                                                                                                            Carrying
                                                                                                               Value
                                                                                                            (Estimated
                                                          Amortized                 Unrealized                   Fair
                                                                         -------------------------------
                                                           Cost          Gains                 Losses           Value)
                                                       --------------    ---------        --------------    ----------
              Available for sale
                  Taxable:

                      U.S. Government agencies

                         and corporations              $   10,977,168    $     -          $      332,704    $10,644,464
                      Federal Reserve Bank stock               56,650          -                 -               56,650
                      Federal Home Loan Bank
                         stock                                646,100          -                 -              646,100
                      Other equities                            7,489          -                     483          7,006
                                                       --------------    -------------    --------------    -------------
                           Total taxable                   11,687,407          -                 333,187     11,354,220
                                                       --------------    -------------    --------------    -------------

                  Tax-exempt:

                      Federal Reserve Bank

                         stock                                  2,250          -                 -                  2,250
                                                       --------------    -------------    --------------    -------------

                           Total                       $   11,689,657    $     -          $      333,187    $  11,356,470
                                                       ==============    =============    ==============    =============




                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Carrying
                                                          Value                                             Estimated
                                                       (    Amortized                 Unrealized                  Fair
                                                                         --------------------------------
                                                            Cost)            Gains             Losses           Value

              Held to maturity
                  Taxable:

                      U.S. Government agencies
                         and corporations              $    8,000,000    $     -          $      196,367    $ 7,803,633
                      State and political
                         subdivisions                         500,000          -                 172,170          327,830
                                                       --------------    -------------    --------------    -------------
                          Total taxable                     8,500,000          -                 368,537        8,131,463
                                                       --------------    -------------    --------------    -------------
                  Tax-exempt:

                      State and political
                         subdivisions                       3,019,992           21,266            12,448        3,028,810
                                                       --------------    -------------    --------------    -------------
                           Total                       $   11,519,992    $      21,266    $      380,985    $  11,160,273
                                                       ==============    =============    ==============    =============

                                                                                         1998

                                                                                                             Carrying
                                                                                                                Value

                                                                                                            (Estimated

                                                           Amortized                   Unrealized                 Fair
                                                                         ---------------------------------
                                                           Cost              Gains             Losses            Value)
                                                       --------------    -------------    --------------    -----------
              Available for sale
                  Taxable:

                      U.S. Government agencies
                         and corporations              $    8,495,645    $      15,886    $       26,183    $   8,485,348
                      Federal Reserve Bank stock               56,650          -                 -                 56,650
                      Federal Home Loan Bank
                         stock                                573,600          -                 -                573,600
                      Other equities                            9,268          -                     483            8,785
                                                       --------------    -------------    --------------    -------------
                           Total taxable                    9,135,163           15,886            26,666        9,124,383
                                                       --------------    -------------    --------------    -------------

                  Tax-exempt:

                      Federal Reserve Bank
                         stock                                  2,250          -                 -                  2,250
                                                       --------------    -------------    --------------    -------------
                           Total                       $    9,137,413    $      15,886    $       26,666    $   9,126,633
                                                       ==============    =============    ==============    =============

                                                          Carrying
                                                            Value                                            Estimated
                                                      (   Amortized             Unrealized                   Fair
                                                             Cost)            Gains     Losses               Value
                                                        ------------       ---------------------         -----------------
              Held to maturity
                  Taxable:
                      U.S. Government agencies
                         and corporations              $    5,228,839    $       3,662    $       23,145    $   5,209,356
                                                       --------------    -------------     --------------    -------------
                  Tax-exempt:
                      State and political
                         subdivisions                       3,510,280           85,074          -               3,595,354
                                                       --------------    -------------    --------------    -------------
                           Total                       $    8,739,119    $      88,736    $       23,145    $   8,804,710
                                                       ==============    =============    ==============    =============

              Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

                                                                 34



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The maturities, amortized cost and estimated fair values of securities at December 31, 1999, are summarized as follows:

                                                                 Held to Maturity                Available for Sale

                                                                                                            Carrying
                                                          Carrying                                             Value
                                                           Value            Estimated                        (Estimated

                                                         (Amortized         Fair             Amortized        Fair
                                                            Cost)              Value            Cost             Value)
                                                       --------------    -------------    --------------    -----------

              Due in one year or less                  $    1,513,887       $1,501,194    $    2,978,044    $   2,964,980
              Due from one to five years                    9,237,276        9,067,751         7,999,124        7,679,484
              Due from five to ten years                      268,829          263,498           -                -
              Due after ten years                             500,000          327,830           -                -
              Equity securities                               -                -                 712,489          712,006
                                                       --------------    -------------    --------------    -------------

                  Total                                $   11,519,992    $  11,160,273    $   11,689,657    $  11,356,470
                                                       ==============    =============    ==============    =============

              The proceeds from sales, calls and maturities of securities and principal payments received on mortgage-backed obligations and the related gross gains and losses realized are as follows:

                                                                      Proceeds From      Gross Realized

                  Years Ended                                         Calls and     Principal

                  December 31,                            Sales       Maturities    Payments        Gains       Losses

                  1999

                      Securities held to

                         maturity                    $     997,255   $   4,983,261  $   -        $   -        $       258
                      Securities available
                         for sale                          997,256       8,501,779      -            -                259
                                                     -------------   -------------  -----------  -----------  -----------

                                                     $   1,994,511   $  13,485,040  $   -        $   -        $       517
                                                     =============   =============  ===========  ===========  ===========
                  1998

                      Securities held to

                         maturity                    $     -         $   8,575,000  $   -        $  -         $   -
                      Securities available
                         for sale                          -             6,000,000      -           -             -
                                                     -------------   -------------  -----------  -----------  -----

                                                     $     -         $  14,575,000  $   -        $  -         $   -
                                                     =============   =============  ===========  ===========  =====
                  1997

                      Securities held to

                         maturity                    $     -         $   9,735,000  $   -        $  -         $   -
                      Securities available
                         for sale                          -             2,000,000      -           -             -
                                                     -------------   -------------  -----------  -----------  -----


                                                     $     -         $  11,735,000  $   -        $  -         $   -
                                                     =============   =============  ===========  ===========  =====

              At December 31, 1999 and 1998, securities with amortized costs of $8,500,000 and $5,727,682, respectively, with estimated fair values of $8,292,873 and $5,729,806, respectively, were pledged to secure public deposits, and for other purposes required or permitted by law.



                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.           Loans

              Loans are summarized as follows:
                                                                                              1999                1998
                                                                                      ---------------     ------------
              Commercial, financial and agricultural                                  $    30,877,073     $    26,581,333
              Real estate - construction                                                    1,451,024             956,042
              Real estate - mortgage                                                       31,395,269          31,645,727
              Installment                                                                   9,079,335           8,481,967
              Other                                                                         2,224,462           1,772,031
                                                                                      ---------------     ---------------
                  Total loans                                                              75,027,163          69,437,100
              Less unearned income                                                            -                       327
                                                                                      ---------------     ---------------
                  Total loans net of unearned income                                       75,027,163          69,436,773
              Less allowance for loan losses                                                  763,523             765,542
                                                                                      ---------------     ---------------

                      Loans, net                                                      $    74,263,640     $    68,671,231
                                                                                      ===============     ===============

              Included  in the  net  balance  of  loans  are  non-accrual  loans amounting to $0 and $317,873 at December 31, 1999 and 1998, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $12,785, $33,670 and $112,444 for the years ended December 31, 1999, 1998 and 1997, respectively.

              The following represents contractual maturities of loans at December 31, 1999:

                                                                                        After 1 But

                                                                  Within 1 Year       Within 5 Years       After 5 Years
                                                                  ---------------     --------------      --------------
              Commercial, financial and

                  agricultural                                    $      9,540,487    $    15,712,703     $     5,623,883
              Real estate - construction                                   607,123            843,901             -
              Real estate - mortgage                                     5,291,900          3,062,691          23,040,678
              Installment                                                4,232,475          4,344,760             502,100
              Other                                                      1,314,109             25,557             884,796
                                                                  ----------------    ---------------     ---------------

                      Total                                       $     20,986,094    $    23,989,612     $    30,051,457
                                                                  ================    ===============     ===============

              Loans due after one year with:

                  Variable rates                                  $     18,722,758
                  Fixed rates                                           35,318,311
                                                                  ----------------

                      Total                                       $     54,041,069
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



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:

                                                                                                1999              1998
                                                                                          --------------    ----------
                      Balance, beginning                                                  $      811,541    $     764,878
                      Additions                                                                1,501,572          307,680
                      Amounts collected                                                         (637,657)        (261,017)
                                                                                          ---------------   -------------

                      Balance, ending                                                     $    1,675,456    $     811,541
                                                                                          ==============    =============

Note 5.           Allowance for loan losses

              An analysis of the  allowance  for loan losses for the years ended
              December 31, 1999, 1998 and 1997, is as follows:

                                                                              1999             1998                1997
                                                                         -------------    --------------    -----------
              Balance, beginning of year                                 $     765,542    $      635,555    $     653,954
              Losses:

                  Commercial, financial and agricultural                       203,708            -                -
                  Real estate - mortgage                                         3,576            23,529           -
                  Real estate - construction                                   -                 272,451           -
                  Installment                                                   83,244            68,470          108,645
                                                                         -------------    --------------    -------------
                     Total                                                     290,528           364,450          108,645
                                                                         -------------    --------------    -------------

              Recoveries:

                  Commercial, financial and agricultural                       138,156            -                -
                  Real estate - mortgage                                       -                  -                -
                  Real estate - construction                                   -                  -                -
                  Installment                                                   50,353            45,497           59,246
                                                                         -------------    --------------    -------------
                     Total                                                     188,509            45,497           59,246
                                                                         -------------    --------------    -------------

                  Net (recoveries) losses                                      102,019           318,953           49,399
                  Provision for loan losses                                    100,000           448,940           31,000
                                                                         -------------    --------------    -------------

              Balance, end of year                                       $     763,523    $      765,542    $     635,555
                                                                         =============    ==============    =============

              The Company's total recorded investment in impaired loans at December 31, 1999 and 1998, approximated $0 and $317,873, respectively, for which the related allowance for loan losses determined in accordance with generally accepted accounting principles approximated $0 and $250,000, respectively. The Company's average investment in such loans approximated $282,436 and $333,316 for the years ended December 31, 1999 and 1998, respectively. All impaired loans at December 31, 1999 and 1998, were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

              For purposes of evaluating impairment, the Company considers groups of smaller-balance, homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank's typical residential mortgage loan amount (currently those in excess of $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000. For the years ended December 31, 1999 and 1998, the Company recognized $23,046 and $0 in interest income on impaired loans.



                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.           Bank Premises and Equipment

              The  major   categories   of  Bank   premises  and  equipment  and
              accumulated  depreciation  at  December  31,  1999 and  1998,  are summarized as follows:

                                                                                           1999                1998
                                                                                      ---------------     ------------

                      Land                                                            $       298,361     $       298,361
                      Building and improvements                                             1,581,298           1,581,298
                      Furniture and equipment                                               2,035,482           2,007,860
                                                                                      ---------------     ---------------
                                                                                            3,915,141           3,887,519

                      Less accumulated depreciation                                         2,219,806           2,039,447
                                                                                      ---------------     ---------------

                      Bank premises and equipment, net                                $     1,695,335     $     1,848,072
                                                                                      ===============     ===============

              Depreciation  expense for the years ended December 31, 1999,  1998 and 1997 totaled $233,179, $263,089 and $227,785, respectively.

Note 7.           Deposits

              The following is a summary of interest bearing deposits by type as of December 31, 1999 and 1998:

                                                                                               1999               1998
                                                                                      ---------------     ------------

                      Interest bearing demand deposits                                $    15,548,733     $    11,898,145
                      Savings deposits                                                     37,400,255          27,765,194
                      Certificates of deposit                                              25,442,397          29,434,467
                                                                                      ---------------     ---------------

                          Total                                                       $    78,391,385     $    69,097,806
                                                                                      ===============     ===============

              Time certificates of deposit in denominations of $100,000 or more totaled $4,182,682 and $6,116,458 at December 31, 1999 and 1998,
              respectively. Interest paid on time certificates of deposit in denominations of $100,000 or more was $265,258, $276,856 and $272,837 for the years ended December 31, 1999, 1998 and 1997, respectively.

              The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of December 31, 1999:

                                                                                           Amount              Percent

                      Three months or less                                            $     1,703,863             40.7%
                      Three through six months                                              1,212,961             29.0%
                      Six through twelve months                                               348,214              8.3%
                      Over twelve months                                                      917,644             22.0%
                                                                                      ---------------     -------------

                      Total                                                           $     4,182,682            100.0%
                                                                                      ===============     =============

              A summary of the maturities of time deposits as of December 31, 1999, follows:

                           Year                                                       Amount

                          2000                                                    $    18,849,374
                          2001                                                          4,128,418
                          2002                                                          1,086,335
                          2003                                                            256,163
                          2004                                                          1,122,107
                                                                                  ---------------

                                                                                  $    25,442,397

                                                                38

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              The Bank has and expects to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In management's opinion, these deposits and transactions were on the same terms as those for comparable deposits and transactions with nonrelated parties. Aggregate deposit transactions with related parties for the year ended December 31, 1999 and 1998 were $2,089,145 and $3,161,312.

Note 8.           Other Borrowings

              Short-term borrowings: During 1999 and 1998, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements) and Federal funds purchased from other financial institutions.

              Interest paid on these borrowings are based upon either fixed or variable rates as determined upon origination. Interest is calculated and credited to the customer's account on a scheduled basis. Minimum deposit balance requirements are established on a case-by-case basis. The securities underlying these agreements are under the subsidiary bank's control and secure the total outstanding daily balances.

              The   following   information   is  provided   relative  to  these
              obligations:

                                                                      1999                                 1998
                                                   Repurchase       Federal Funds             Repurchase    Federal Funds

                                                   Agreements         Purchased           Agreements            Purchased

              Outstanding at year end           $     4,112,579   $      -              $        950,734  $       -
              Weighted average interest
                  rate at December 31                     4.63%                0.00%               2.97%          -
              Max. amount outstanding at
                  any month end                 $     4,112,579   $        4,874,500         $ 2,111,650
            Average daily amount

                  outstanding                   $     1,198,981   $          252,003         $ 1,573,575           -
              Weighted average interest
                  rate                                     3.41%               5.68%             3.76%              -

              Long-term borrowings: The Company's long term borrowings consist of various advances from the Federal Home Loan Bank (or "FHLB"). Of these borrowings, a $500,000 advance, with a fixed interest rate of 5.86%, was obtained on December 23, 1997 to fund a commercial loan for a local business. Monthly payments of $3,542, including principal and interest, began on January 23, 1998, with a balloon payment due on December 23, 2002. At December 31, 1999, the outstanding balance totaled $473,288. A summary of the maturities of this borrowing for the next five years is as follows: $15,171 in 2000; $16,084 in 2001; and $442,033 in 2002.
              The advance is secured by Federal Home Loan Bank of Pittsburgh stock, qualifying first mortgage loans, certain non-mortgage loans and all investments not otherwise pledged.

              A $5,000,000 balloon note, with a fixed interest rate of 6.68%, was scheduled to mature on March 23, 2000. This note, with an outstanding principal balance of $5,000,000 at December 31, 1998 was paid in full on August 5, 1999. Included in interest expense for the year ended 1999 is a prepayment interest penalty of approximately $32,000 assessed by the lender.



                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.           Income Taxes

              The components of applicable income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                                              1999              1998              1997
                                                                        -------------    --------------    ----------
                      Current:

                           Federal                                       $     414,085    $      344,848    $     370,981
                           State                                                72,144            71,260           72,500
                                                                         -------------    --------------    -------------
                                                                               486,229           416,108          443,481

                      Deferred (Federal and State)                               8,314          (118,984)          33,179
                                                                         -------------    --------------    -------------
                           Total                                         $     494,543    $      297,124    $     476,660
                                                                         =============    ==============    =============

              A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                          1999                       1998                      1997
                                            -------------------------  ------------------------  ------------------
                                             Amount        Percent      Amount       Percent      Amount       Percent

              Computed tax at applicable
                  statutory rate            $   508,694      34.0      $   347,231       34.0    $   431,284       34.0
              Increase (decrease) in taxes
                  resulting from:
                  Tax-exempt interest           (71,062)     (4.7)         (77,173)      (7.6)       (69,984)      (5.5)
                  State income taxes, net
                      of Federal income
                      tax benefit                48,319       3.2           47,031        4.6         48,933        3.9
                  Disallowed interest            11,482       0.8            9,257        0.9          9,469        0.7
                  Other, net                     (2,890)     (0.2)         (29,222)      (2.9)        56,958        4.5
                                            -----------   -------      -----------  ---------    -----------  ---------
                  Applicable income
                      taxes                 $   494,543      33.1      $   297,124       29.0    $   476,660       37.6
                                            ===========   =======      ===========  =========    ===========       ====

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

              The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

                                                                                                1999              1998
                                                                                          --------------    ----------
              Deferred tax assets:
                  Allowance for loan losses                                               $      191,652    $     192,440
                  Employee benefits                                                              170,755          164,245
                  Contingency accruals                                                             5,265           15,308
                  Book and tax basis differences - Other real estate owned                         7,607          -
                  Net unrealized loss on securities                                              129,943            4,204
                                                                                          --------------    -------------
                      Total                                                                      505,222          376,197
                                                                                          --------------    -------------

              Deferred tax liabilities:

                  Depreciation                                                                    31,481           32,213
                  Accretion on securities                                                         21,040            8,708
                                                                                          --------------    -------------
                      Total                                                                       52,521           40,921
                                                                                          --------------    -------------
                  Net deferred tax assets                                                 $      452,701    $     335,276
                                                                                          ==============    =     =======



                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.      Employee Benefits

              401(k) Plan: The subsidiary bank sponsors a 401(k) defined contribution plan covering substantially all employees. Participants are eligible to contribute up to 10% of their annual compensation to the Plan. For the year ended December 31, 1997, the Bank matched participant contributions in an equal amount up to 3.5% of each participant's annual compensation. Beginning January 1, 1998, the Bank matches up to 5% of each participant's annual compensation. In addition, the Bank is also eligible to make discretionary contributions to the Plan.

              Profit-Sharing Plan: The subsidiary bank sponsored a noncontributory defined contribution profit-sharing plan covering substantially all employees through October 1, 1997. Effective October 1, 1997, the profit sharing plan was terminated. Contributions to the Plan, prior to October 1, 1997, were at the discretion of the Board of Directors.

              The Bank's contributions to the above Plans for the years ended December 31, 1999, 1998 and 1997, totaled $48,556, $49,435 and
              $47,014, respectively.

              Postretirement Benefit Plans: The subsidiary bank sponsors a postretirement medical plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements. Effective January 1, 1999, participation in the plan was closed to all new employees hired after that date. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary. The plans are unfunded. Details regarding the retiree medical plan and the retiree life insurance plan are as follows:


                                                Retiree                         Retiree
                                              Medical Plan               Life Insurance Plan                      Total
                                     --------------------------------   -----------------------------------------------------------
                                         1999      1998       1997       1999       1998       1997      1999       1998      1997
                                     --------------------------------   -----------------------------------------------------------
Change in accumulated
      postretirement benefit
      obligation

Accumulated postretirement
      benefit obligation at
      beginning of year             $ 374,954  $305,375  $ 248,486  $ 106,188  $ 110,927  $  97,723  $ 481,142  $ 416,302  $ 346,209
Service cost                            7,643     6,155      6,627      2,929      2,443      2,619     10,572      8,598      9,246
est cost                               23,979    20,175     16,847      6,779      7,334      6,493     30,758     27,509     23,340
Actuarial (gain)/loss                 (10,579)   62,181     44,430     10,527     (8,760)     8,589        (52)    53,421     53,019
Benefits paid                         (16,849)  (18,932)   (11,015)    (8,035)    (5,756)    (4,497)   (24,884)   (24,688)  (15,512)
                                     ---------  --------  ---------  ---------  --------- ----------  ---------  --------- ---------
Accumulated postretirement
      benefit obligation at end
      of year                      $ 379,148  $374,954  $ 305,375  $ 118,388  $ 106,188  $ 110,927  $ 497,536  $ 481,142  $416,302
                                    =========  ========  =========  =========  =========  =========  =========  =========  ========





                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Retiree                            Retiree
                                                 Medical Plan                Life Insurance Plan                    Total
                                         ------------------------------  -------------------------------  -----------------------
                                          1999       1998       1997       1999       1998       1997      1999      1998     1997
                                         ---------  -----------  ---------  ---------  ---------  ---------  ------------  ---------
Change in plan assets

Fair value of plan assets at
      beginning of year                  $     -  $    -       $  -       $ -        $  -       $  -       $ -        $  -   $   -
Employer contribution                    16,849      18,932    11,015     8,035      5,756      4,497     24,884   24,688    15,512
Benefits paid                           (16,849)    (18,932)  (11,015)   (8,035)    (5,756)    (4,497)   (24,884) (24,688)  (15,512)
                                       ---------  ----------  ---------  --------  ---------  --------  --------  --------  --------
Fair value of plan assets at
      end of year                       $ -       $   -       $  -       $ -        $  -       $  -       $ -       $  -     $    -
                                       =========  ==========  =========  ========  =========  ========  ========  ========  ========

Funded status                         $(379,148)  $(374,954) $(305,375) (118,388) $(106,188) $(110,927)(497,536)$(481,142)$(416,302)
Unrecognized net actuarial
      (gain)/loss                        50,558      62,800        619    10,102       (425)     8,335   60,660    62,375     8,954
                                      ---------  ----------  ---------  ---------  -------  ---------  -------  ---------  ---------
Accrued postretirement
      benefit cost                   $(328,590) $(312,154) $(304,756) $(108,286) $(106,613) $(102,592)$(436,876)$(418,767)$(407,348)
                                     =========  ===========  ========  =========  ========  =========  ========  =========  ========

Weighted-average
      assumptions as of
      December 31

Discount rate                          7.25%      6.75%      7.00%      7.25%      6.75%      7.00        -         -          -
Components of net periodic
      postretirement benefit
      cost:

Service cost                        $   7,643  $  6,155  $  6,627  $  2,929    $ 2,443   $2,619     $ 10,572  $   8,598  $    9,246
Interest cost                          23,979    20,175    16,847     6,779      7,334    6,493       30,758     27,509      23,340
Amortization of net actuarial
      (gain)/loss                      1,663       -      (1,414)       -           -          -       1,663     -          (1,414)
                                 ---------  -----------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net periodic postretirement
      benefit                     $  33,285   $ 26,330  $  22,060  $  9,708  $   9,777  $  9,112  $   42,993  $  36,107  $  31,172
                                  =========  ===========  =========  =========  =========  =========  =========  =========  ========

For measurement purposes, a 7% annual rate of increase in per capita healthcare costs of covered benefits was assumed for the first 3 years, 6% for the next 3 years (6% for the next 5 years for 1998 and 1997, respectively), 5 1/2% for the next 3 years, (5 1/2 % for the next 5 years for 1998 and 1997, respectively) and 5% thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one- percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                         1 Percent             1 Percent
                                                                                    Point Increase        Point Decrease

Increase (decrease) service and interest cost
      components                                                                $            1,315    $             (1,176)
                                                                                ==================    ====================
(Increase) decrease accumulated postretirement
      benefit obligation                                                        $          (18,144)   $             16,215
                                                                                ==================    ====================







                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.       Stock Option Plan

               The Company has an incentive stock option plan for key employees of the Bank as identified by the stock option committee. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement 123), the reported net income and earnings per share would have been reduced to the proforma amounts shown below:

                                                                                 1999             1998                   1997
                                                                            -------------    --------------        ----------
                       Net income:

                            As reported                                 $   1,001,616        $     724,144       $    791,822
                            Proforma                                    $     967,420        $     712,983       $    770,623
                       Basic earnings per share:

                            As reported                                 $        1.04        $        0.75       $       0.82
                            Proforma                                    $        1.00        $        0.74       $       0.80
              Diluted earnings per share:

                            As reported                                 $        1.03        $        0.75       $       0.82
                            Proforma                                    $        1.00        $        0.74       $       0.80

               The significant provisions of the Plan include authorization of the stock option committee to grant up to 48,125 shares of common stock between April 25, 1996 and April 25, 2006, with the right to adjust the number of shares available for the plan at its discretion. Each option fully vests after six months from the grant date and must be exercised within 5 years.

               The fair value of each grant is estimated at the grant date using the minimum value method with the following weighted-average assumptions for grants in 1999 and 1997: dividend rate of 2%; risk free interest rate of 5.85% and 5.37%, respectively and expected life of 5 years. No options were granted in 1998.

               A summary of the status of the plan at December 31, 1999, 1998 and 1997 and changes during the year ended is as follows:

                                                          1999              1998                    1997
                                          ------------------------------------------------------------------------
                                           Weighted                    Weighted                Weighted
                                            Average                     Average                    Average
                                            Exercise                   Exercise                 Exercise

                                            Shares         Price       Shares        Price       Shares       Price

      Fixed Options
          Outstanding at
              beginning of year                18,015   $ 10.43          23,280  $  10.43          16,000     $10.00
      Granted                                  14,000     15.00                           -         8,280      11.20
      Exercised                               -              -           (2,015)    10.46          -              -
      Forfeited                               -              -           (3,250)    10.37           (1,000)   (10.00)
                                          -----------               -----------                -----------
      Outstanding at
          end of year                          32,015     12.43          18,015     10.43           23,280     10.43
                                          ===========               ===========                ===========
      Exercisable at end
          of year                              32,015     12.43          18,015     10.43           15,000     10.00
                                          ===========               ===========                ===========
      Fair value per option
          of options granted
          during the year                 $       2.44              $   -                      $       1.62
                                          ============              ===========                ============





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             At December 31, 1999, the options outstanding under the stock option plan have exercise prices ranging from $10.00 to $15.00 and a weighted average remaining contractual life of 3.18 years.

Note 12.       Lease Obligation

          The subsidiary bank leases the Charleston branch office space under an operating lease with an initial term of ten years commencing on May 1, 1996. The lease provides for two successive options for five year renewals. Total minimum lease payments of $101,970 were charged to expense for each of the years ended December 31, 1999, 1998 and 1997, respectively. In addition, adjustments may be charged or credited to the minimum amount for changes in the Company's portion of the common area maintenance. Total future minimum lease payments under the lease are as follows:

                       Year Ending
                       December 31,                                                         Amount
                       ------------                                                         ------
                            2000                                                       $     101,970
                            2001                                                             101,970
                            2002                                                             101,970
                            2003                                                             101,970
                            Thereafter                                                       251,260
                                                                                         -------------
                                                                                       $     659,140

Note 13.       Commitments and Contingencies

          Reserve Requirements: The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. At December 31, 1999, the reserve balance was $645,000. The subsidiary bank does not earn interest on this balance.

          Commitment to Purchase

          The subsidiary bank committed to purchase a security with a par value of $600,000 before the balance sheet date that did not settle until after December 31, 1999.

          Year 2000 Compliant

          The Company has evaluated the impact of the Year 2000 issue and is not aware of any system failures or any problems encountered by vendors, customers, or other third parties that would have a significant impact on the Company's financial condition. The Company believes it has taken the necessary steps to be Year 2000 compliant, however, there may be unforeseen external or internal issues which could impact the Company's status in the future.

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



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          At December 31, 1999 and 1998, the subsidiary bank's financial instruments with off-balance sheet risk are as follows:

                   Financial instruments whose contract                                        Contract Amount
                       amounts represent credit risk                                         1999               1998
                   -----------------------------------------                         ---------------     -----------

                   Commitments to extend credit                                      $    13,903,030     $11,508,148
                                                                                     ===============     ===========

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

          Employment Agreement: The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under this agreement approximates $397,752 at December 31, 1999.

Note 14.       Regulatory Restrictions on Capital and Dividends

          The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 2000, the net retained profits available for distribution to First National Bankshares Corporation as dividends without regulatory approval approximate $1,008,531 plus net retained profits, as defined, for the interim periods through the date of declaration.

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

          Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

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

          The subsidiary bank's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                                       To be Well
                                                                                                  Capitalized Under
                                                                         For Capital            Prompt Corrective
                                                    Actual            Adequacy Purposes          Action Provisions
                                            Amount         Ratio      Amount           Ratio      Amount       Ratio

  As of December
      31, 1999:
  Total Capital                            $    11,091       15.28%  $     5,808          8.0%  $     7,260    10.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                10,328       14.23%        2,904          4.0%        4,355     6.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                10,328        9.71%        3,191          3.0%        5,318     5.0%
    (to Average Assets)

  As of December
      31, 1998:
  Total Capital                            $    10,493       15.77%  $     5,323          8.0%  $     6,654   10.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                 9,728       14.62%        2,662          4.0%        3,992    6.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                 9,728        9.94%        2,936          3.0%        4,893   5.0%
    (to Average Assets)

  Note 15.     Fair Value of Financial Instruments

          The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

          Cash and due from  banks and  interest  bearing  deposits  with  other
          banks:  The  carrying  values  of  these  amounts   approximate  their
          estimated fair value.

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

          The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                                             December 31, 1999                    December 31, 1998
                                                      ---------------------------------  --------------------------
                                                                           Estimated                          Estimated
                                                          Carrying               Fair         Carrying              Fair
                                                             Value              Value            Value            Value

          Financial assets:

               Cash and due from banks                $     3,716,511   $     3,716,511  $      2,336,519  $   2,336,519
                   Interest bearing deposits
                      with other Banks                         17,492            17,492           -                      -
                   Federal funds sold                          30,000            30,000         5,679,000       5,679,000
                   Securities held to maturity             11,519,992        11,160,273         8,739,119       8,804,710
                   Securities available for sale           11,689,657        11,356,470         9,126,633       9,126,633
                   Loans                                   74,263,640        72,281,189        68,671,231     69,020,644
                   Accrued interest receivable                726,868           726,868           602,291          602,291
                                                      ---------------   ---------------  ----------------  ---------------
                                                      $   101,964,160   $    99,288,803  $     95,154,793  $ 95,569,797
                                                      ===============   ===============  ================  ============

               Financial liabilities:

                   Deposits                           $    89,131,844   $    89,959,520  $     81,221,327  $ 81,324,234
                   Short-term borrowings                    4,112,579         4,112,253           950,734       950,734
                   Accrued interest payable                   159,554           159,554           200,046       200,044
                   Long-term borrowings                       473,288           473,288         5,487,598     5,487,598
                                                      ---------------   ---------------  ----------------  --------------

                                                       $   93,877,265   $    94,704,615   $   87,859,705   $  87,962,610
                                                       ===============  ===============  ================  ===============

Note 16.       Condensed Financial Statements of Parent Company

          The investment of the Company in its wholly-owned subsidiary is presented on the equity method of accounting. Information relative to the Company's balance sheets at December 31, 1999 and 1998, and the related statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997, are presented as follows:



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Balance Sheets

               Assets                                                                              1999            1998
               ------                                                                         -------------  ----------

               Cash                                                                           $      25,105  $      25,105
               Investment in bank subsidiary, eliminated in consolidation                        10,124,524      9,720,814
               Other assets                                                                         145,716         85,916
                                                                                              -------------  --------------

                       Total assets                                                           $  10,295,345  $   9,831,835
                                                                                              =============  ==============

               Liabilities and shareholders' equity
               Liabilities
               Dividends payable                                                              $     144,677  $      84,877
                                                                                              -------------  --------------
               Shareholders' equity

               Common stock, $1.00 par value, authorized
                   10,000,000 shares, issued 964,515 shares                                         964,515       964,515
               Capital surplus                                                                    1,019,053     1,019,053
               Retained earnings (consisting of undivided profits of
                   subsidiary not yet distributed)                                                8,370,344     7,769,966
               Accumulated other comprehensive income                                              (203,244)       (6,576)
                                                                                              -------------   -------------
                   Total shareholders' equity                                                    10,150,668     9,746,958
                                                                                              ----------------------------
                       Total liabilities and shareholders' equity                             $  10,295,345  $  9,831,835
                                                                                              =============  =============

               Statements of Income                                                 1999            1998           1997
               --------------------                                           -------------   -------------  ----------

               Income - dividends from bank subsidiary                        $     401,238   $     316,037  $  308,000
               Expenses - operating                                                 -                    77          49
                                                                              -------------   -------------   -----------
               Income before income taxes and undistributed
                   income                                                           401,238         315,960      307,951
               Applicable income tax expense (benefit)                              -                   (30)         (19)
                                                                              -------------   -------------  ------------
               Income before undistributed income                                   401,238         315,990      307,970
               Equity in undistributed income in bank subsidiary                    600,378         408,154      483,852
                                                                              -------------   -------------  -----------

                       Net income                                             $   1,001,616   $     724,144  $  791,822
                                                                              =============   =============  ==========

               Statements of Cash Flows                                             1999            1998           1997
               ------------------------                                       -------------   -------------  ----------

               CASH FLOWS FROM OPERATING ACTIVITIES

                   Net income                                                 $   1,001,616   $     724,144  $   791,822
                   Adjustments to reconcile net income to net
                       cash provided by operating activities:
                   Equity in undistributed net income of
                       subsidiary                                                  (600,378)       (408,154)    (483,852)
                   (Increase) decrease in other assets                              (59,800)         (7,907)         (19)
                                                                              -------------   -------------   -----------

                       Net cash provided by operating activities                    341,438         308,083       307,951
                                                                              -------------   -------------    ----------










                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               CASH FLOWS FROM FINANCING ACTIVITIES
                   Proceeds from sale of common stock  pursuant
                       to exercise of stock option                                  -                21,068           -
                   Dividends paid to shareholders                                  (341,438)       (308,160)     (308,000)
                                                                              -------------   -------------   -----------

                       Net cash (used in) financing activities                     (341,438)       (287,092)     (308,000)
                                                                              -------------   -------------   -----------
                   Increase (decrease) in cash                                      -                20,991           (49)

                   Cash:

                       Beginning                                                     25,105           4,114          4,163
                                                                              -------------   -------------   --------------
                       Ending                                                 $      25,105   $      25,105  $        4,114
                                                                              =============   =============  ==============

               SUPPLEMENTAL SCHEDULE OF NONCASH
                   INVESTING AND FINANCING ACTIVITIES

               Dividends declared and unpaid                                  $     144,677   $      84,877  $       77,000

                                                                              =============   =============  ===============

          First National Bankshares Corporation accounts for its investment in its bank subsidiary by the equity method. During the years ended
          December 31, 1999, 1998 and 1997, changes were as follows:

                   Number of shares owned at December 31, 1999 - 38,500 Percent to total shares at December 31, 1999 - 100%

               Balance at December 31, 1996                                                                  $   8,835,459
                   Add (deduct):
                       Equity in net income                                                                        791,852
                       Dividends declared                                                                         (308,000)
                       Change in net unrealized gain (loss) on securities                                              365
                                                                                                             ------------------

               Balance at December 31, 1997                                                                       9,319,676
                   Add (deduct):
                       Equity in net income                                                                         724,191
                       Dividends declared                                                                          (316,037)
                       Change in net unrealized gain (loss) on securities                                            (7,016)
                                                                                                             ----------------

               Balance at December 31, 1998                                                                       9,720,814
                   Add (deduct):
                       Equity in net income                                                                       1,001,616
                       Dividends declared                                                                          (401,238)
                       Change in net unrealized gain (loss) on securities                                          (196,668)
                                                                                                             --------------

               Balance at December 31, 1999                                                                     $10,124,524
                                                                                                             ==============

Note 17.       Other Real Estate Acquired in Settlement of Loans

          In 1999 the Company entered into an agreement to lease the commercial property it held in other real estate at December 31, 1998.

               The terms of the lease call for the lessee to make monthly payments for three years as follows:

                            Months 1 - 3                           $     -
                            Months 4 - 6                               2,500
                            Months 7 - 36                              3,500

          The lessee has an option to purchase the property at any time during the lease term at a price equal to the book value of the property at December 31, 1998, $875,000, reduced by the amount of lease payments made under the lease agreement, up to a maximum of $100,000. For the year ended 1999, $19,504 was received under the agreement, all of which was accounted for as a cost recovery.

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

In September 1999, the Board of Directors resolved to increase (and fix) the number of directors from 10 to 12, after which, two new directors were appointed by the Board (Directors Garten and Campbell). In December 1999, Director J.R. Dawkins passed away, leaving one vacancy on the board of directors. Mr. Dawkins' term of office was to expire in 2000 and no person was appointed in the interim to fill the vacancy. No discussions as to a replacement for Mr. Dawkins have been held. Additional information about the directors, including their principal occupation and age, is set forth in the following table:


-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                                Year  First        Year
Offices Held (Other                                                                                 Became a          Term
Than Director)                               Principal Occupation                                   Director           of
With the Company                             or Employment for                                       of the          Office
and the Bank                                 the Past Five Years                     Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------


L. Thomas Bulla                              President & CEO of                       60               1993            2001
  President & CEO of the                     First National Bankshares
  Company and the Bank,                      Corp. and First National
  Risk Management Cmt.,                      Bank (1993 - present);
  Trust Cmt.                                 Director, President & CEO
                                             of Bank One, West Virginia
                                             Charleston, NA (1985-1993)

Michael G. Campbell                          Investor                                  51               1999           2002
  Audit & Compliance Cmt.                    Oil & Gas Executive
                                             Owner, Renick Farm

David A. Carson                              President - Carson Associates            48                1998           2000
  Risk Management Cmt.
  Audit & Compliance Cmt.

J. R. Dawkins                                Deceased - 1999
  Audit & Compliance Cmt.

Richard E. Ford                              Attorney at Law                          72                1987            2002
  Risk Management Cmt.                       Partner - The Ford
  Trust Cmt.                                 Law Firm
  Incentive Stock Option Cmt.
  Personnel & Comp. Cmt.

Walter Bennett Fuller                        Retired Banker                           76                1986            2000
  Vice Chairman of the Board,
  Audit & Compliance Cmt.
  Incentive Stock Option Cmt.

-------------------------------------------------------------------------------------------------------------------

                                                                                                (Table continued on next page)










-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                                Year  First     Year
Offices Held (Other                                                                                 Became a       Term
Than Director)                               Principal Occupation                                   Director          of
With the Company                             or Employment for                                       of the        Office
and the Bank                                 the Past Five Years                     Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------


G. Thomas Garten                             President - Alleghany Motor              48                1999           2000
  Audit & Compliance Cmt.                    Owner - Greenway's Real
                                             Estate & Auction Co.

William D. Goodwin                           Attorney at Law,                         56                1986            2001
  Risk Management Cmt.                       Owner/Broker, Coldwell
  Trust Cmt.                                 Banker Stuart & Watts Real
  Personnel & Compensation Cmt.              Estate, Inc.

Lucie T. Refsland, Ed.D.                     Associate Professor of                   63                1995            2001
  Risk Management Cmt.                       Mathematics (1993 - present)
  Trust Cmt.                                 Greenbrier Community College
                                             Center of Bluefield State College

William R. Satterfield, Jr.                  Owner - Greenbrier                       55                1986            2001
  Risk Management Cmt.                       Insurance Agency
  Personnel & Compensation Cmt.

Richard L. Skaggs                            Retired                                  77                1986            2000
  Audit & Compliance Cmt.
  Incentive Stock Option Cmt.

Ronald B. Snyder                             President, R.B.S., Inc.                  60                1988            2002
  Chairman of Board                          (construction company)
  Audit & Compliance Cmt.
  Risk Management Cmt.
  Incentive Stock Option Cmt.
  Personnel & Compensation Cmt.


-------------------------------------------------------------------------------------------------------------------


The directors of the Company are divided into three (3) classes; and as a result, the shareholders elect approximately one-third of the directors of the Company each year. Directors Carson, Fuller and Skaggs whose terms expire in 2000, have been nominated to stand for re-election at the 2000 annual meeting of the Company's stockholders to serve a 3- year term which will expire in 2003. Director Garten, who was appointed by the Board of Directors in September 1999 to serve in the Class of 2000, will stand for election at the 2000 annual meeting to serve a 3-year term which will expire in 2003. Director Campbell, who was appointed by the Board of Directors in September 1999 to serve in the Class of 2002, will stand for election at the 2000 annual meeting to serve a 2-year term which will expire in 2002.

The Directors of the Company do not receive any fees or compensation for services as directors thereof. All of the directors of the Company, however, are also directors of the Bank, and as such, receive $200.00 for each Board meeting, and $50.00 for each Board Committee meeting attended, plus $200.00 per month. No Board Committee fees are paid to directors who are also salaried officers of the Bank.

Executive Officers

The current executive officers of the Company and the Bank and information about these officers is set forth on the following table.

-------------------------------------------------------------------------------------------------------------------

Name                                 Age           Offices Held During Last Five Years

-------------------------------------------------------------------------------------------------------------------


L. Thomas Bulla                      60            President & CEO of the Company and the Bank (1993 to present);
                                                   President and CEO of Bank One, West Virginia, Charleston, NA (1985 -
                                                   1993)

Charles A. Henthorn                  40            Secretary/Treasurer of the Company (1999 to present); Executive Vice
                                                   President of the Company (1996 to 1999); Executive Vice President of
                                                   the Bank (1996 to present); Secretary to the Board of Directors (1998 to present); Senior Vice President of the Bank (1994 to 1996); Vice
                                                   President and Senior Commercial Lender of Bank One, West Virginia,
                                                   Charleston, NA (1991 - 1994); National Bank  Examiner with the Office of the Comptroller of the Currency (1983 - 1991)

Darrell G. Echols                    63            Vice President of the Company  (1987 to present); Senior Vice
                                                   President and Loan Officer of the Bank (1970 to present)

Victoria W. Ballengee               43             Vice President of the Company (1999 to present); Senior Vice President and Director of Private Banking of the Bank (1996 to present); Vice
                                                   President and WV Market Manager, Banc One Mortgage Corporation
                                                   (1994 to 1996); Regional Finance Director, Banc One, West Virginia,
                                                   Charleston, NA (1993 to 1994

Matthew L. Burns                    30             Chief Financial Officer of the Bank (1998 to present); Certified Public
                                                   Accountant (1992 to 1998)


-------------------------------------------------------------------------------------------------------------------


The executive officers of the Company listed above shall continue in office until the 2000 organizational meeting of the directors of the Company. It is expected that the current officers will be re-elected to the offices they now hold.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid to the chief executive officer, the only executive officer whose compensation exceeds $100,000, for the years 1999, 1998 and 1997:

--------------------------------------------------------------------------------


                                                                                                            Long-Term
                                                                                             Other       Compensation
                                                                Annual Compensation         Compen-     Securities Under-
         Name and                                              Salary          Bonus        sation       lying Options
         Principal Position                     Year             ($)            ($)           $ (1)         (#) (2)
-------------------------------------------------------------------------------------------------------------------


         L. Thomas Bulla                        1999          $150,000        $30,000        $18,575         3,250
            President & CEO of the              1998          $150,000            -          $19,964           -
            Company and the Bank                1997          $150,000        $20,250        $22,767         2,000

FOOTNOTES:

(1) These amounts are for director fees, premiums paid for term life insurance, employer matching 401(k) contributions, and personal use of company-owned vehicle.

(2) Represent shares granted under the Company's Incentive Stock Option Plan. The options fully vest six months after the grant date and expire five years after grant date.

The following table details stock option grants to the chief executive officer for the year 1999:

                           STOCK OPTION GRANTS IN 1999

                                                                                       Potential Realizable
                         Number of                                                     Value (3) at Assumed
                        Securities                                                     Annual Rates of Stock
                        Underlying % of Total      Exercise                            Price Appreciation for
Name and                  Options     Options       Price     Expiration                    Option Term
Principal Position      Granted (1)   Granted      ($/Sh)        Date           5% ($) (2)      10% ($) (2)
----------------------------------------------------------------------------------------------------------

L. Thomas Bulla             3,250      23.2%        $15.00     11/25/04         $13,455        $29,770


FOOTNOTES:

(1) The options were granted under the Company's Incentive Stock Option Plan. The options fully vest six months after the grant date. Under the plan, the options carry an exercise price equal to the fair market value of the stock at the date of the grant. The options cannot be transferred and all unexercised options expire five years after the grant date. The options granted to the above executive officer represents approximately 0.34% of the common stock outstanding on March 1, 2000.

(2) The potential realizable value of the options, if any, granted in 1999 to the executive officer was calculated by multiplying those options by the excess of (a) the assumed fair market value of the common stock on the date of the grant (May 25, 1999) if the fair market value of the common stock were to increase 5% or 10% in each year of the option's five year term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might by owed. The assumed fair market value at a 5% assumed annual appreciation rate over the five year term is $19.14 and such value at a 10% assumed annual appreciation rate over that term is $24.16. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all.

The following table details the aggregated option exercises in 1999 and 1999 year end option values:

                       AGGREGATED OPTION EXERCISES IN 1999
                         AND 1999 YEAR END OPTION VALUES

                          Shares                      Number of Securities                Value of Unexercised In-The-
                         Acquired on                  Underlying Unexercised              Money (2) Options at end of
Name and                 Exercise         Value       Options at end of 1999 (#)          1999 ($)(3)
Principal Position       (# of sh)    Realized (1)    Exercisable     Unexercisable         Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------

L. Thomas Bulla             $0           $0            8,450                   0                  $135,200         $0

FOOTNOTES:

(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may have been owed.

(2)      "In-The-Money" options are options whose exercise price was less than the fair market value of common stock at December 31, 1999.

(3) Assumes a stock price of $16.00 per share, which is the believed market price per share reported to management by purchasers of the Company's common stock on or about December 31, 1999.

-------------------------------------------------------------------------------------------------------------------


Employment Agreement

The Company has an employment agreement with its chief executive officer. This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined therein) resulting in termination of his employment or voluntary resignation. The maximum contingent liability under this agreement approximated $398,000 at December 31, 1999.

Benefit Plans

The Company's executive incentive plan is discretionary and is based upon several factors, including the overall financial performance of the Company and individual performance factors, among others. The plan is directed by the Compensation Committee of the Board of Directors and currently covers those employees classified as executive officers of the Company or its subsidiary bank.

At the regularly scheduled 1996 stockholders' meeting, the shareholders voted to approve an incentive stock option plan. The purpose of the plan is to provide a method whereby key employees of the Company and its subsidiaries who are responsible for the management, growth, and protection of the business, and who are making substantial contributions to the success and profitability of the business, may be encouraged to acquire a stock ownership in the Company, thus creating a proprietary interest in the business and providing them with greater incentive to continue in the service of and to promote the interest of the Company and its stockholders. The plan is directed by the Incentive Stock Option Committee, which is comprised of certain board members, who at their discretion grant shares to employees covered by the plan. For more information regarding the stock option plan, please refer to Note 11 of the Consolidated Financial Statements included in Item 8 of this filing.

Information related to the Company's 401(k) and profit-sharing plans is summarized in Note 10 of the Consolidated Financial Statements included in Item 8 of this filing.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no shareholders, known to the Company, who beneficially own more than 5.0% of the Company's common stock, the only class of stock outstanding, as of March 1, 2000.

The following table sets forth information as of March 1, 2000, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of the Company and by all of the directors and executive officers of the Company and the Bank as a group.

-------------------------------------------------------------------------------------------------------------------

                                                     Shares Owned                                Percent of
         Name                                           Beneficially                       Class

-------------------------------------------------------------------------------------------------------------------

         L. Thomas Bulla                                  40,550    (1)                              4.17%
         David A. Carson                                   4,315    (2)                              0.45%
         Michael G. Campbell                               3,750    (3)                              0.39%
         Richard E. Ford                                  20,530    (4)                              2.13%
         Walter Bennett Fuller                             9,500    (5)                              0.98%
         G. Thomas Garten                                  1,925    (6)                              0.20%
         William D. Goodwin                                7,975    (7)                              0.83%
         Lucie T. Refsland, Ed.D.                          2,325    (8)                              0.24%
         William R. Satterfield, Jr.                       7,545    (9)                              0.78%
         Richard L. Skaggs                                 2,795   (10)                              0.29%
         Ronald B. Snyder                                 18,905   (11)                              1.96%

         All Directors and Executive
           Officers of the Company

           as a Group (13 persons)                       150,140   (12)                             15.19%

-------------------------------------------------------------------------------------------------------------------

FOOTNOTES

(1)   Mr. Bulla has sole voting and investment authority for 19,350 shares and shared voting and investment authority for 12,750 shares.  Included in Mr. Bulla's beneficial ownership are 8,450 fully-vested and exercisable stock options.
(2)   Mr. Carson has sole voting and investment authority for 700 shares and shared voting and investment authority for
      2,845.  Included in Mr. Carson's beneficial ownership are 770 shares held by his spouse.
(3)   Mr. Campbell has sole voting and investment authority for 3,750 shares.
(4)   Mr. Ford has sole voting and investment authority for 8,230 shares and shared voting and investment authority for
      10,075 shares.  Included in Mr. Ford's beneficial ownership are 2,225 shares held by his spouse.

(5)   Mr. Fuller has sole voting and investment authority for 9,500 shares.
(6)   Mr. Garten has sole voting and investment authority for 1,925 shares.  Included in Mr. Garten's beneficial ownership are 1,000 shares held by family members.
(7)   Mr. Goodwin has sole voting and investment authority for 4,725 shares and shared voting and investment authority for 3,250 shares.
(8)   Ms. Refsland has sole voting and investment authority for 2,275 shares.  Included in Ms. Refsland's beneficial ownership are 50 shares held by her spouse.
(9)   Mr. Satterfield has sole voting and investment authority for 5,545 shares.  Included in Mr. Satterfield's beneficial ownership are 2,000 shares held by his spouse.
(10)  Mr. Skaggs has sole voting and  investment  authority for 1,625 shares and shared voting and investment authority for 1,170 shares.

(11)  Mr. Snyder has sole voting and investment authority for 1,625 shares and shared voting and investment authority for 12,780 shares.  Included in Mr. Snyder's beneficial ownership are 4,500 held by a corporation in which he has a controlling interest.
(12)  Beneficial ownership includes sole and investment authority of 23,975 shares held by  Mr. Henthorn and Mr. Echols, including 10,300 fully vested stock options.


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

                                                                                                                  Page(s) in

                                                                                                                    Form 10-K

( a ) (1)Financial Statements

            The following consolidated financial statements and accountant's report appear on pages 23 through 45 of this Form 10-K

            Report of independent auditors..................................................................................23

            Consolidated balance sheets at December 31, 1999 and 1998.......................................................24

            Consolidated statements of income for the years ended
               December 31, 1999, 1998, and 1997............................................................................25

            Consolidated statements of comprehensive income for the
               years ended December 31, 1999,  1998 and 1997 . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

            Consolidated statements of shareholders' equity
               for the years ended December 31, 1999, 1998, and 1997........................................................27

            Consolidated statements of cash flows for the years ended
               December 31, 1999, 1998, and 1997.......................................................................28 - 29

            Notes to the consolidated financial statements.............................................................30 - 49

( a ) (2)Financial Statement Schedules

            All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto

( a ) (3)Exhibits required to be filed by Item 601 of Regulation
               S-K and 14( c ) of Form 10-K
               See index to exhibits........................................................................................60

( b )    Reports on Form 8-K
            No reports on Form 8-K have been filed by the registrant  during the quarter ended December 31, 1999.

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

                                           FIRST NATIONAL BANKSHARES CORPORATION

                                                        (Registrant)

                          /s/ L. Thomas Bulla                          03/28/00
                          -----------------------------------------------------
                          L. Thomas Bulla
                          President, Chief Executive Officer & Director (Principal Executive Officer)

                          /s/ Charles A. Henthorn                      03/28/00
                          -----------------------------------------------------
                          Charles A. Henthorn
                          Executive Vice President and Secretary
                          To the Board of Directors

                          /s/ Matthew L. Burns, CPA                    03/28/00
                          -----------------------------------------------------
                          Matthew L. Burns, CPA
                          Chief Financial Officer, First National Bank
                          (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David A. Carson                        03/28/00       /s/  Lucie T. Refsland                           03/28/00
---------------------------------------------------       ---------------------------------------------------------
David A. Carson, Director                                 Lucie T. Refsland, Director

/s/ Michael G. Campbell                    03/28/00       /s/  William R. Satterfield Jr.                  03/28/00
---------------------------------------------------       ---------------------------------------------------------
Michael G. Campbell, Director                             William R. Satterfield, Jr., Director

/s/  Richard E. Ford                       03/28/00       /s/  Richard L. Skaggs                           03/28/00
---------------------------------------------------       ----------------------------------------------------------
Richard E. Ford, Director                                 Richard L. Skaggs, Director

/s/  Bennett Fuller                        03/28/00       /s/  Ronald B. Snyder                            03/28/00
----------------------------------------------------      ----------------------------------------------------------
Bennett Fuller, Director                                  Ronald B. Snyder, Director

/s/ G. Thomas Garten                        03/28/00
----------------------------------------------------
G. Thomas Garten, Director

/s/  William D. Goodwin                     03/28/00
----------------------------------------------------
William D. Goodwin, Director

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


(11)              Calculation of Basic and Diluted Computation of Earnings per Share.......................................61


(21)              Subsidiary of Registrant.................................................................................62


(23)              Consents of experts and counsel
                       Consent of Independent Auditors.....................................................................63


(27)              Financial Data Schedule.............................................................................64 - 65


-------------------------------------------------------------------------------------------------------------------



( a ) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-Q Quarterly Report dated September 30, 1999 filed with the Securities and Exchange Commission on or about November 10, 1999.

( b ) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-Q Quarterly Report dated September 30, 1999 filed with the Securities and Exchange Commission on or about November 10, 1999.

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

--------------------------------------------------------------------------------





                                   (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)


                                        CONSENT OF INDEPENDENT AUDITORS

Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form 10-K of our report, dated February 4, 2000, on our audit of the consolidated financial statements of First National Bankshares Corporation as of December 31, 1999 and 1998, appearing in Part II, Item 8 of the 1999 Form 10-K of First National Bankshares Corporation.

                                                       ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
March 28, 2000