Form 10-Q
period 2000-03-31
FIRST NATIONAL BANKSHARES CORP
filed 2000-05-10
CIK 814178

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                                Washington, D. C.  20549

                                    FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended                   March 31, 2000
                                         --------------------------------

                                       or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                           to
                                        -----------------------------


                        Commission File Number: 33-14252

                      FIRST NATIONAL BANKSHARES CORPORATION

              (Exact name of registrant as specified in its charter)

        West Virginia                                      62-1306172
----------------------------                             ---------------
  (State or other jurisdiction                           (I.R.S. Employer
        of incorporation)                                 Identification No.)

One Cedar Street, Ronceverte, West Virginia                   24970
-------------------------------------------                  --------
  (Address of principal executive offices)                  (Zip Code)

                                                 (304) 647-4500
                                             ----------------------
                          (Registrant's telephone number, including area code)

                                                  N/A

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X         No
                                             -----            ------

The number of shares outstanding of the issuer's classes of common stock as of May 1, 2000:

                  Common Stock, $1 par value -- 967,015 shares

                          THIS REPORT CONTAINS 29 PAGES





                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2000

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                                               PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                                                               3

              Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 2000 and 1999                                                         4

              Condensed Consolidated Statements of Comprehensive Income

                  Three Months Ended March 31, 2000 and 1999                                                         5

              Condensed Consolidated Statements of Shareholders' Equity -
                  Three Months Ended March 31, 2000 and 1999                                                         6

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999                                                       7-8

              Notes to Condensed Consolidated Financial Statements                                                9-13

              Independent Accountant's Report                                                                       14


     Item 2.  Management's Discussion and Analysis of Financial Condition

                 and Results of Operations                                                                     15 - 23



PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                     24

     Item 2.  Changes in Securities                                                                               none

     Item 3.  Defaults upon Senior Securities                                                                     none

     Item 4.  Submission of Matters to a Vote of Security Holders                                                   24

     Item 5.  Other Information                                                                                     24

     Item 6.  Exhibits and Reports on Form 8-K                                                                      24



          SIGNATURES                                                                                                25



                                        2





                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (in thousands of dollars)


                                                                                       March 31,          December 31,
                                                                                         2000              1999
ASSETS                                                                                 (Reviewed)          (1)

Cash and due from banks                                                            $         2,086              3,717
Interest-bearing deposits with other banks                                                      17                 17
Federal funds sold                                                                               1                 30
Securities held to maturity (estimated fair value
     $11,781 and $11,160, respectively) (Note 2)                                            12,104             11,520
Securities available for sale (Note 2)                                                       9,819             11,357
Loans, less allowance for loan losses of $736 and
      $764, respectively (Notes 3 and 4)                                                    76,625             74,264
Bank premises and equipment, net                                                             1,678              1,695
Accrued interest receivable                                                                    813                727
Other real estate owned acquired in settlement of loans                                        873                884
Other assets                                                                                   692                618
                                                                                   ---------------    ---------------

              Total assets                                                         $       104,708    $       104,829
                                                                                   ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:

          Non-interest bearing                                                     $        10,002    $        10,741
          Interest-bearing                                                                  78,152             78,391
                                                                                   ---------------    ---------------
              Total deposits                                                                88,154             89,132
     Short-term borrowings                                                                   4,864              4,113
     Other liabilities                                                                         941                960
     Long-term borrowings                                                                      470                473
                                                                                   ---------------    ---------------

              Total liabilities                                                             94,429             94,678
                                                                                   ---------------    ---------------

Commitments and Contingencies (Note 5)

Shareholders' equity

     Common stock, $1.00 par value, authorized
          10,000,000 shares, issued 967,015 and
          964,515 shares, respectively                                                         967                965
     Capital surplus                                                                         1,042              1,019
     Retained earnings                                                                       8,511              8,370
     Accumulated other comprehensive income                                                   (241)              (203)
                                                                                   ----------------   ----------------

              Total shareholders' equity                                                    10,279              10,151
                                                                                   ---------------    ----------------

              Total liabilities and shareholders' equity                           $       104,708    $        104,829
                                                                                   ===============    ================



(1) Extracted from December 31, 1999 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements

                                        3





              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)                                               Three Months Ended
                                                                                               March 31,

                                                                                    2000           1999
                                                                                 (Reviewed)    (Unaudited)

Interest income

     Interest and fees on loans                                                  $    1,657    $   1,458
     Interest and dividends on securities:
          Taxable                                                                       301          217
          Tax-exempt                                                                     36           42
     Interest on interest bearing deposits from
          other banks                                                                     -           12
     Interest on Federal funds sold                                                      15           49
                                                                                 ----------    ---------
              Total interest income                                                   2,009        1,778
                                                                                 ----------    ---------

Interest expense

     Interest on deposits                                                               821          718
     Interest on short-term borrowings                                                   63            8
     Interest on long-term borrowings                                                     7           89
                                                                                 ----------    ---------
              Total interest expense                                                    891          815
                                                                                 ----------    ---------

              Net interest income                                                     1,118          963

Provision for loan losses                                                                -             -
                                                                                 ----------    ---------

              Net interest income after

                  provision for loan losses                                           1,118          963
                                                                                 ----------    ---------

Non-interest income

     Service fees                                                                        72           67
     Trust income                                                                        16           21
     Other income                                                                        17           21
                                                                                 ----------    ---------
              Total non-interest income                                                 105          109
                                                                                 ----------    ---------

Non-interest expense

     Salaries and employee benefits                                                     424          389
     Net occupancy expense                                                               68           69
     Equipment rental, depreciation and maintenance                                      70           70
     Data processing                                                                     60           50
     Advertising                                                                         22           15
     Professional & legal                                                                24           20
     Mailing & postage                                                                   18           17
     Directors' fees & shareholder expenses                                              35           27
     Stationary & supplies                                                               21           21
     Other operating expenses                                                           114           97
                                                                                 ----------    ---------
              Total non-interest expense                                                856          775
                                                                                 ----------    ---------

Income before income taxes                                                              367          297
                                                                                 ----------    ---------
     Income tax expense                                                                 120           96
                                                                                 ----------    ---------

              Net income                                                         $      247    $     201
                                                                                 ==========    =========

     Basic earnings per common share (Note 6)                                    $     0.26    $    0.21
                                                                                 ==========    =========
     Diluted earnings per common share (Note 6)                                  $     0.25    $    0.21
                                                                                 ==========    =========
     Dividends per common share                                                  $     0.11    $    0.09
                                                                                 ==========    =========


            See Notes to Condensed Consolidated Financial Statements

                                        4




              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars, except per share data)                                  Three Months Ended
                                                                                  March 31,

                                                                                    2000           1999
                                                                                 (Reviewed)    (Unaudited)

Net Income                                                                       $     247     $    201
                                                                                 ----------    --------

Other comprehensive income:
     Gross unrealized gains/(losses) arising
          during the period                                                            (61)         (68)
     Adjustments for income tax (expense)/
          benefit                                                                       23           27
                                                                                 ----------    --------
Other comprehensive income, net of tax                                                 (38)         (41)
                                                                                 ----------    ---------

Comprehensive Income                                                             $      209    $     160
                                                                                 ==========    =========








































            See Notes to Condensed Consolidated Financial Statements

                                        5





              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         (In thousands of dollars)



                                                                                               Three Months Ended

                                                                                               March 31,

                                                                                    2000         1999
                                                                                 (Reviewed)    (Unaudited)

Balance, beginning of period                                                     $  10,151     $  9,747

     Net income                                                                        247          201

     Cash dividends declared ($0.11 and $0.09
          per share, respectively)                                                    (106)         (85)

     Issued 2,500 shares of common stock
          pursuant to exercise of stock option                                          25           -

     Change in net unrealized (loss) on
          securities available for sale                                                (38)         (41)
                                                                                 ----------    ---------

Balance, end of period                                                           $   10,279    $  9,822
                                                                                 ==========    ========


































            See Notes to Condensed Consolidated Financial Statements



              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands of dollars)

                                                                                                Three Months Ended
                                                                                                    March 31,

                                                                                                  2000         1999

                                                                                               (Reviewed)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                                                $    247     $      201
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation                                                                               53            58
          Provision for loan losses                                                                   -             -
          Deferred income taxes (benefit)                                                           (27)            1
          Amortization of security premiums (accretion) of
             security discounts, net                                                                (21)          (12)
          (Increase) decrease in accrued interest receivable                                        (86)          (90)
          (Increase) decrease in other assets                                                       (24)          (49)
          Increase (decrease) in other liabilities                                                   20           (20)
                                                                                               ---------    ----------

          Net cash provided by operating activities                                                 162            89
                                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from maturities and calls of securities held
          to maturity                                                                                15         1,228
     Proceeds from maturities and calls of securities
          available for sale                                                                      2,000         2,002
     Purchases of securities held to maturity                                                      (600)       (2,478)
     Purchases of securities available for sale                                                    (501)       (3,000)
     Principal collected on (loans made to) customers, net                                       (2,361)        1,438
     Purchases of bank premises and equipment                                                       (36)          (15)
     Lease payments collected on other real estate owned                                             11            -
                                                                                               ---------    --------

          Net cash provided by (used in) investing activities                                    (1,472)         (825)
                                                                                               ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts                                                                   (1,364)          156
     Proceeds from sales of (payments for matured)
          time deposits, net                                                                        386        (1,187)
     Proceeds from sale of common stock pursuant to stock
          option exercise                                                                            25            -
     Net increase (decrease) in short-term borrowings                                               751          (286)
     Principal payments on long-term borrowings                                                      (3)           (4)
     Dividends paid                                                                                (145)          (85)
                                                                                               ---------    ----------

          Net cash provided by (used in) financing activities                                      (350)       (1,406)
                                                                                               ---------    ----------

          Increase (decrease) in cash and cash equivalents                                       (1,660)       (2,142)

Cash and cash equivalents:

     Beginning                                                                                 $  3,747     $   8,016
                                                                                               ---------    ---------

     Ending                                                                                    $  2,087     $   5,874
                                                                                               =========    ====

                                   (Continued)






              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                                (In thousands of dollars)

                                                                                                Three Months Ended
                                                                                                   March 31,

                                                                                                 2000          1999
                                                                                               (Reviewed)   (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:

          Interest                                                                             $     935    $      878
                                                                                               =========    ==========

          Income taxes                                                                         $      11    $       10
                                                                                               =========    ==========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid                                                             $     106    $       85
                                                                                               =========    ==========








































            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Reviewed)

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

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank. All significant inter-company balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements has been reviewed by our independent accountants except where indicated. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1999 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements
              for  the  prior  year,   as   previously   presented,   have  been
              reclassified to conform to current year classifications.

Note 2.       Securities

              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                                                                           March 31, 2000
                                                                                                             Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                    Cost         Gains        Losses          Value

              Held to maturity:
                Taxable:

                  U.S. Government agencies

                      and corporations                           $     8,600  $         -   $       223    $     8,377
                  State & political subdivisions                         485            -            86            399
                                                                 -----------  -----------   -----------    -----------
                      Total taxable                                    9,085            -           309          8,776

                Tax-exempt:

                  State & political subdivisions                       3,019           11            25          3,005
                                                                 -----------  -----------   -----------    -----------

                Total securities held to maturity                $    12,104  $        11   $       334    $    11,781
                                                                 ===========  ===========   ===========    ===========






              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           March 31, 2000
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value

              Available for Sale:
                Taxable:

                  U.S. Government agencies

                      and corporations                                9,499             -           394          9,105
                  Federal Reserve Bank stock                             57             -             -             57
                  Federal Home Loan Bank stock                          646             -             -            646
                  Other equity securities                                 9             -             -              9
                                                                 ----------   -----------   -----------    -----------
                      Total taxable                                  10,211             -           394          9,817

                Tax-exempt:

                  Federal Reserve Bank stock                              2             -             -              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities available for sale            $   10,213   $         -   $       394    $     9,819
                                                                 ==========   ===========   ===========    ===========



                                                                                                           December 31, 1999
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value

              Held to maturity:
                Taxable:

                  U.S. Government agencies

                      and corporations                           $    8,000   $         -   $       196    $     7,804
                  State & political subdivisions                        500             -           172            328
                                                                        ---             -           ---    -----------
                  Total taxable                                       8,500             -           368          8,132

                Tax-exempt:

                  State & political subdivisions                      3,020            21            13          3,028
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $   11,520   $        21   $       380    $    11,160
                                                                 ==========   ===========   ===========    ===========


                                                                                                           December 31, 1999
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value

              Available for Sale:
                Taxable:

                  U.S. Government agencies

                      and corporations                           $   10,978   $         -   $       333    $    10,645
                  Federal Reserve Bank stock                             57             -             -             57
                  Federal Home Loan Bank stock                          646             -             -            646
                  Other equities                                          7             -             -              7
                                                                 ----------   -----------   -----------    -----------
                      Total taxable                                  11,688             -           333         11,355

                Tax-exempt:

                  Federal Reserve Bank stock                              2             -             -              2
                                                                 ----------   -----------   -----------    -----------

                  Total securities held to maturity              $   11,690   $         -   $       333    $    11,357
                                                                 ==========   ===========   ===========    ===========









              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 2000 are summarized as follows
              (in thousands):

                                                                              Held to Maturity             Available for Sale
                                                                                Estimated                   Estimated
                                                                  Amortized      Fair         Amortized       Fair
                                                                   Cost          Value         Cost          Value

                  Due within 1 year                              $    1,000   $       995   $         -    $         -
                  Due after 1 but within 5 years                     10,350        10,125         9,499          9,105
                  Due after 5 but within 10 years                       269           262             -              -
                  Due after 10 years                                    485           399             -              -
                  Equity securities                                       -             -           714            714
                                                                 ----------   -----------   -----------    -----------

                                                                 $   12,104   $    11,781   $    10,213    $     9,819
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

              The proceeds from sales and calls and maturities of securities, and the related gross gains and losses realized for the three month periods ended March 31, 2000 and 1999 are as follows (in thousands):

                                                     PROCEEDS FROM                              GROSS REALIZED

                                                                 Calls and
                                                      Sales      Maturities                    Gains          Losses

     Three months ended March 31, 2000

          Securities held to maturity              $         -   $       15                 $        -     $        -
          Securities available for sale                      -        2,000                          -              -
                                                   -----------   ----------                 -----------    ----------
                                                   $         -   $    2,015                 $        -     $        -
                                                   ===========   ==========                 ===========    ==========

     Three months ended March 31, 1999:

          Securities held to maturity              $         -   $    1,228                 $        -     $        -
          Securities available for sale                      -        2,002                          -              -
                                                   -----------   ----------                 -----------    ----------
                                                   $         -   $    3,230                 $        -     $        -
                                                   ===========   ==========                 ===========    ==========

Note 3.       Loans

              Total loans as of March 31, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                                                       March 31,          December 31,
                                                                                         2000              1999
                                                                                     --------------   ---------
              Commercial, financial and agricultural                                 $       29,630   $         30,877
              Real estate - construction                                                      1,438              1,451
              Real estate - mortgage                                                         34,292             31,395
              Installment loans to individuals                                               10,315              9,080
              Other                                                                           1,686              2,225
                                                                                     --------------   ----------------
                  Total loans                                                                77,361             75,028

              Less unearned income                                                                -                  -
                                                                                     --------------   ----------------
                  Total loans net of unearned income                                         77,361             75,028

              Less allowance for credit losses                                                  736                764
                                                                                     --------------   ----------------
                      Loans, net                                                     $       76,625   $         74,264
                                                                                     ==============   ================





              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.       Allowance for Credit Losses

              Analyses of the allowance for loan losses are presented below (in thousands) for the three month periods ended March 31, 2000 and 1999:

                                                                                  Three Months Ended
                                                                               March 31,          Dec 31,
                                                                          -------------------------------------
                                                                                2000           1999            1999
                                                                          --------------    -----------   ---------

              Balance, beginning of period                                $        764      $       766   $       766

                  Loans charged off                                                (35)            (34)          (291)
                  Recoveries                                                         7              19            189
                                                                          --------------    -----------   -----------
                      Net losses                                                   (28)            (15)         (102)
                                                                          --------------    -----------   -----------

                  Provision for credit losses                                         -              -            100
                                                                          --------------    -----------   -----------

              Balance, end of period                                      $         736     $      751    $       764
                                                                          ==============    ===========   ===========


              The Company's total recorded investment in impaired loans at March 31, 1999 approximated $453,000, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $194,000. All impaired loans at March 31, 1999 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan. No such loans were classified as impaired at March 31, 2000 or December 31, 1999.

Note 5.       Commitments and Contingencies

              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at March 31, 2000 and December 31, 1999, and the contract amount of commitments to lend are as follows, in thousands of dollars:

                                                                              March 31,     December 31

                                                                                2000           1999
                                                                          --------------    -------

              Commitments to extend credit                                $       14,197    $    13,903
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

Note 6. Earnings per share: Basic earnings per common share is computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 964,803 and 964,515 for the three months ended March 31, 2000 and 1999, respectively.

              Under Financial Accounting Standards Statement No. 128, Earnings per Share, diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At March 31, 2000, shares totaling 28,140 were outstanding under the stock option plan, all being fully-vested and exercisable, with 15,470 shares remaining as available for grant.




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Basic and diluted earnings per share are calculated as follows:

                                                                                               March 31, 2000

                                                                    Income                  Shares           Per Share

                                                                 (Numerator)            (   Denominator)        Amount
                                                                 -----------            ----------------   -----------
     Basic EPS

          Income available to common shareholders            $      247,000                     964,803    $      0.26
                                                                                                           ===========

     Effect of Dilutive Securities

          Stock options                                                   -                       6,000
                                                              -------------                 -----------

     Diluted EPS

          Income available to common shareholders            $      247,000                     970,803    $      0.25
                                                             ==============                 ===========    ===========




                                                                                               March 31, 1999

                                                                    Income                  Shares           Per Share

                                                                 (Numerator)            (   Denominator)        Amount
                                                                 -----------            ----------------   -----------
     Basic EPS

          Income available to common shareholders            $      201,000                     964,515    $      0.21
                                                                                                           ===========

     Effect of Dilutive Securities

          Stock options                                                   -                       5,485
                                                              -------------                 -----------

     Diluted EPS

          Income available to common shareholders            $      201,000                     970,000    $      0.21
                                                             ==============                 ===========    ===========

Note          7. Major Customer: Included in the Company's short-term borrowings at  March  31,  2000  and  December  31,  1999  was  a  $2,333,000
              repurchase agreement with a customer. The agreement, which carried a fixed  interest rate of 5.22%,  matured on April 1, 2000 and was not renewed.

                              (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)

                                   INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
First National Bankshares Corporation

     and subsidiary
Ronceverte, West Virginia

We have reviewed the accompanying condensed consolidated balance sheet of First National Bankshares Corporation and subsidiary as of March 31, 2000, and the related condensed statements of income , and comprehensive income and cash flows for the three month period ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First National Bankshares
Corporation and subsidiary as of December 31, 1999, and the related statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                            ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
April 19,  2000

                                                             ITEM 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "Bankshares"), and its subsidiary, First National Bank for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K. The statements contained in this discussion may include forward-looking statements based upon management's expectations, and actual results may differ materially.

EARNINGS SUMMARY

The Company reported net income of $247,000 for the three months ended March 31, 2000 compared to $201,000 for the quarter ended March 31, 1999, representing a 22.9% increase. The increase in quarterly earnings was primarily attributable to an increase in net interest income. See the NET INTEREST INCOME section which follows for further discussion of this item.

Basic earnings per common share was $0.26 for the quarter ended March 31, 2000 compared to the $0.21 reported for the first quarter of 1999. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart for the three month periods ended March 31, 2000 and 1999.



                                                                                           Three Months Ended
                                                                                           March 31,
                                                                                                             Increase
                                                                                   2000         1999        (Decrease)

Interest income                                                                 $     2.08   $     1.84   $       0.24
Interest expense                                                                      0.92         0.84           0.08
                                                                                ----------   ----------   ------------
     Net interest income                                                              1.16         1.00           0.16
Provision for loan losses                                                             0.00         0.00           0.00
                                                                                ----------   ----------   ------------
     Net interest income after
         provision for loan losses                                                    1.16         1.00           0.16
                                                                                ----------   ----------   ------------
Non-interest income                                                                   0.11         0.11           0.00
Non-interest expense                                                                  0.89         0.80           0.09
                                                                                ----------   ----------   ------------
     Income before income taxes                                                       0.38         0.31           0.07
Income tax expense                                                                    0.12         0.10           0.02
                                                                                ----------   ----------   ------------
          Net income                                                            $     0.26   $     0.21   $       0.05
                                                                                ==========   ==========   ============


The Company's annualized return on average assets (ROA) for the first quarter of 2000 was 0.94% compared to 0.82% for the first quarter of 1999. Annualized return on average shareholders' equity (ROE) was 9.61% for the first quarter of 2000 compared to 8.21% in the first quarter of 1999.

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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended March 31, 2000 and 1999, the tax-equivalent adjustment was $19,000 and $22,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $1,158,000 for the three-month period ended March 31, 2000 compared to $985,000 for the same period of 1999, representing an increase of $173,000 or 17.6%. As illustrated in Table I, the Company's net yield on interest earning assets increased to 4.64% for the three months ended March 31, 2000 compared to 4.25% reported in the comparable period of 1999.

Interest income for the first quarter improved $249,000 over 1999's first quarter total. Interest and fee income from the Company's loan portfolio contributed $220,000 to this increase. As illustrated in Table II, the majority of the increase in loan income was due to a greater volume of loans being managed by the Company throughout the first quarter of 2000 compared to 1999, which accounted for an additional $154,000 in interest and fee income (see the LOANS section below for a discussion of the increased volume). In addition, an increase in the average yield earned on the loan portfolio (8.88% in 2000 compared to 8.51% in 1999) improved loan income by $66,000 over 1999. The improvement in the yield is the result of the rising interest rate environment. For example, the NY prime rate, which many of the Company's commercial loans are priced from, was 9.0% as of March 31, 2000 compared to 7.75% at March 31, 1999. As a means to manage interest rate risk (i.e., the risk to earnings due to fluctuations in interest rates), a majority of the Company's loans employ variable or floating interest rate features, whereby the loans will re-price at specified time intervals based upon predetermined interest rate indexes. Therefore, the new loan volume coupled with the repricing loans has led to the increase in the average yield on the total loan portfolio. See further discussion of INTEREST RATE RISK later in this analysis. Overall, the Company's yield on interest earning assets increased 45 basis points from 7.76% for the first quarter of 1999 to 8.21% in 2000.

Interest expense increased $76,000 over 1999's first quarter total. Per Table II, the increase in the volume of interest- bearing liabilities contributed $43,000 and the differences in the interest rates contributed $33,000. The most significant item was savings deposits, where the interest expense increased $125,000 over 1999's balance. As discussed in more detail in the DEPOSITS section below, the Company has experienced strong growth in its savings deposits, where the balance has increased approximately $8,500,000 since March 31, 1999. In addition, the effective rate paid on the deposits has increased 43 basis points as the majority of the growth has been in a particular product that pays interest based upon the NY prime interest rate (note: the rate floats with the prime rate). This increase was mitigated through interest expense savings from the early retirement of one of its long-term borrowing obligations. Total savings from the extinguishment was$82,000 during the quarter and greatly contributed to the Company maintaining its overall cost of funds at 4.26% despite the increased interest rate environment over 1999.

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




                                                             TABLE I

                                                    AVERAGE BALANCE SHEET AND
                                                  NET INTEREST INCOME ANALYSIS

                                                    (In thousands of dollars)

                                                       Three Months Ended                    Three Months Ended
                                                         March 31, 2000                        March 31, 1999
                                             ------------------------------------------------------------------------------
                                               Average                   Yield/      Average                   Yield/
                                               Balance    Interest(1)     Rate       Balance    Interest(1)     Rate

INTEREST EARNING ASSETS

     Loans                                   $   75,566   $    1,678       8.88%   $   68,550   $    1,458       8.51%
     Securities:
          Taxable                                20,152          301     5.97          14,724          217     5.90
          Tax-exempt                              3,019           55     7.29           3,862           64     6.63
                                             ----------   ----------   --------    ----------   ----------   ------
              Total securities                   23,171          356     6.14          18,586          281     6.05
                                             ----------   ----------   --------    ----------   ----------   ------
     Interest-bearing deposits with
          other banks                                52            -        -           1,342           12     3.58
     Federal funds sold                           1,081           15     5.55           4,266           49     4.59
                                             ----------   ----------   ---------   ----------   ----------   ------

     Total interest earning assets           $   99,870   $    2,049       8.21%   $   92,744   $    1,800       7.76%
                                             ----------   ----------   ---------   ----------   ----------   ---------

NON-INTEREST EARNING ASSETS

     Cash and due from banks                     2,668                                  1,895
     Bank premises and equipment                 1,690                                  1,824
     Other assets                                2,138                                  1,975
     Allowance for credit losses                  (765)                                 (768)
                                             ----------                            ----------

              Total assets                   $  105,601                            $   97,670
                                             ==========                            ==========

INTEREST-BEARING LIABILITIES

     Demand deposits                         $   14,887   $       90       2.42%   $   12,065   $       70     2.32%
     Savings deposits                            37,064          412     4.45          28,526          287     4.02
     Time deposits                               26,087          319     4.89          29,398          361     4.91
                                             ----------   ----------   --------    ----------   ----------   ------
       Total interest-bearing deposits       $   78,038   $      821     4.21      $   69,989   $      718     4.10

     Short-term borrowings                        5,238           63     4.81           1,072            8     2.99
     Long-term borrowings                           471            7     5.94           5,486           89     6.49
                                             ----------   ----------   ---------   ----------   ----------   ------
        Other interest bearing liabilities        5,709           70     4.90           6,558           97     5.92

       Total interest-bearing liabilities    $   83,747   $      891       4.26%   $   76,547   $      815      4.26%
                                             ----------   ----------   ---------   ----------   ----------   --------

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY

     Demand deposits                             10,717                                10,412
     Other liabilities                              852                                   924
     Shareholders' equity                        10,285                                 9,787
                                             ----------                            ----------

              Total liabilities and

                  shareholders' equity       $  105,601                            $   97,670
                                             ==========                            ==========

              NET INTEREST

                  EARNINGS                                $    1,158                            $      985
                                                          ==========                            ==========

              NET YIELD ON INTEREST

                     EARNING ASSETS                                        4.64%                                 4.25%
                                                                       =========                          ============

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2000 and 1999.

(2) - For purposes of this table, nonaccruing loans are included in average loan balances and loan fees are included in interest income.



                                                            TABLE II

                                             CHANGES IN INTEREST INCOME AND EXPENSE
                                       DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES

                                                    (In thousands of dollars)

                                                                                              Three Months Ended
                                                                                        March 31, 2000 vs. March 31, 1999
                                                                           ---------------------------------------------------------
                                                                                                         Increase (Decrease)
                                                                                                         Due to Changes in:
                                                                            Volume (1)      Rate (1)         Total

INTEREST EARNING ASSETS

     Loans                                                                   $     154       $     66        $   220
     Securities:
          Taxable                                                                   81              3             84
          Tax-exempt (2)                                                           (15)             6             (9)
                                                                             ----------      ---------       --------
              Total securities                                                      66              9             75
                                                                             ----------      ---------       -------
     Interest-bearing deposits with other
          other banks                                                               (6)            (6)           (12)
     Federal funds sold                                                            (43)             9              (34)
                                                                             ----------      ---------       ----------

          Total interest earning assets                                            171             78             249
                                                                             ----------      ---------       --------

INTEREST-BEARING LIABILITIES

     Demand deposits                                                                17              3              20
     Savings deposits                                                               93             32             125
     Time deposits                                                                 (40)            (2)            (42)
     Short-term borrowings                                                          48              7              55
     Long-term borrowings                                                          (75)            (7)            (82)
                                                                             ----------      ---------       ---------

          Total interest-bearing liabilities                                        43             33              76
                                                                             ----------      ---------       --------

              NET INTEREST EARNINGS                                          $     128       $      45       $      173
                                                                             ==========      ==========      ==========

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

No provision for loan losses was considered necessary during the first quarter of 2000 or 1999. See further discussion of loan quality and the related allowance for loan losses in the LOAN PORTFOLIO section of this analysis.

NON-INTEREST INCOME

Non-interest income includes revenues from all sources other than interest income and yield related loan fees. For the three-month period ended March 31, 2000, non-interest income totaled $105,000, down $4,000 or 3.7% from the $109,000 that was recorded during the first quarter of 1999. Stated as a percentage of average assets, non-interest income was approximately 0.10% and 0.11% for the first quarter of 2000 and 1999, respectively.

For the first quarter of 2000, service fees were up $5,000 over 1999's first quarter total, or 7.5%. Service fees, which include fees assessed on deposit products, overdraft fees, etc, are up due to an increase in the volume of such assessments over the prior year's quarter. The increase in service fee income was offset by a $5,000 decline in trust income during the quarter. Estate and other trust services tend to fluctuate from year to year, and trust revenues are expected to be lower in 2000 compared to 1999 due to a decline in assets managed by the trust department. An additional $4,000 decline in other income from 1999's level contributed to the overall decline in non-interest income. Included in 1999's other income was approximately $4,000 in loan origination fees from the Bank's secondary mortgage program. This program affords the bank a fee for 30-year fixed rate mortgages originated on behalf of mortgage brokers. No such loans were originated in the first quarter of 2000, which accounted for the decline.

NON-INTEREST EXPENSE

Non-interest expense comprises overhead costs which are not related to interest expense, income taxes or the provision for loan losses. As of March 31, 2000, the Company's non-interest expense totaled $856,000, representing an increase of $81,000, or 10.5%, from the $775,000 non-interest expense incurred in the first quarter of 1999. Expressed as a percentage of average assets, non-interest expense increased to 0.81% at March 31, 2000, from 0.79% at March 31, 1999.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately 50.0% of total non-interest expense at March 31, 2000 and 1999. Salaries and employee benefits increased $35,000, or 9.0% as of March 31, 2000 compared to March 31, 1999. The increase in salaries is due to the Company's normal merit raises, which accounted for approximately $16,000. The additional increase is due to escalating employee benefit costs, namely medical insurance. Employee benefit costs are expected to increase 20.0% in 2000 compared to 1999.

Data processing totaled $60,000 for the first quarter of 2000 compared to $50,000 for the same period of 1999. The 20.0% increase is largely due to an increase in the volume of reports and transactions processed by the Company's third party processor. The expense is expected to increase in the future as the Company implements its new on-line banking product, which is expected to be offered to its customers by the end of the second quarter.

Advertising expense increased $7,000, or 46.6%, over the first quarter of 1999. The Company has increased its advertising campaigns, particularly in contiguous market areas, in order to increase its book of business. For the remainder of the year, the expense is expected to level off, and by year end, be comparable to 1999's total.

Professional and legal expense was $24,000 for the first quarter of 2000 compared to $20,000 for the same period of 1999. The increase of $4,000, or 20.0%, is due to a general increase in the fee schedule of its professional service providers. In total, the professional and legal expense is expected to increase in 2000 largely due to the new Securities and Exchange Commission rules requiring the Company to have reviewed financial statements for its Form 10-Q filings. The Company expects the quarterly reviews to add approximately $10,000 in additional expense in 2000.

Director's fees and shareholders expenses increased $8,000 or 29.6% over the first quarter of 1999. Director's fees increased $6,000 during the quarter due to the Company having two more directors for the 2000 period compared to 1999. The remaining $2,000 increase is due to the Company outsourcing the stock transfer function to a third-party vendor. Due to the changes noted above, the expense for 2000 is expected to increase over 1999's year end total.

INCOME TAXES

The Company's income tax expense, which includes both federal and state income taxes, totaled $120,000 for the three- month period ended March 31, 2000 compared to $96,000 for same period of 1999. Income tax expense equaled 32.7% and 32.3% of income before taxes at March 31, 2000 and 1999, respectively. For financial reporting purposes, income tax expense does not equal the federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of the state income taxes, net of the federal benefit, and tax-exempt interest income included in income before income taxes.

CHANGES IN FINANCIAL CONDITION

The Company's total assets were $104,708,000 at March 31, 2000, compared to $104,829,000 at December 31, 1999, representing a decrease of $121,000 or 0.12%. Average total assets were $105,601,000 during the quarter. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold

The Bank's total securities portfolio decreased by $954,000 or 4.2% from December 31, 1999. The decrease is due to net maturities during the quarter. Due to recent increases in market rates, the estimated fair market value of the Company's security portfolio (including held to maturity securities) is $717,000 below the portfolio's amortized cost. The declines, which do not impact net income are believed to be temporary, as the credit quality of the portfolio remains strong. The majority of the portfolio consists of U.S. Government agencies and highly-rated state and municipal bonds (Moody/S&P ratings of AA-and higher). A summary of the Company's securities portfolio is included as Note 2 to the condensed consolidated financial statements.

The Company's federal funds sold position was minimal ($1,000) at March 31, 2000, as it was at December 31, 1999 ($30,000). It is the Bank's philosophy to minimize its involvement in overnight funds, however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. See further discussion of liquidity in the LIQUIDITY AND INTEREST RATE RISK MANAGEMENT section below.

Loan Portfolio

Loans, net of unearned income, increased during the first quarter of 2000 from $75,028,000 at year end 1999 to $77,361,000 as of March 31, 2000. Similarly,
average loans outstanding through March 31, 2000, of $75,566,000 increased from the average loans outstanding for the quarter ended March 31, 1999, of $68,550,000.

The Company's largest loan portfolio is its real estate mortgage portfolio, which totaled $34,292,000 at March 31, 2000 or 44.3% of total loans outstanding at current quarter end. This portfolio increased $2,897,000 from year end 1999. Commercial, financial and agricultural loans (which includes loans secured by commercial real estate) totaled $29,630,000 at March 31, 2000 and represent 38.3% of total loans outstanding at March 31, 2000. The other major portfolio is the Company's installment loans portfolio which was $10,315,000 at quarter end and comprises approximately 13.3% of total loans at March 31, 2000. A summary of the Bank's loans by category in comparison to year end 1999 is included in Note 3 to the condensed consolidated financial statements.

As discussed above in the non-interest expense discussion, the Company has increased its advertising, particularly in contiguous market areas. As a result, the Company has been successful in growing its loan portfolio. In addition, bank consolidation in the Company's primary market area has afforded the Company an opportunity to capitalize on new customer relationships. Through the strength of its business and personal relationships, future loan growth, primarily in high-quality commercial and commercial real estate loans and residential mortgages, is anticipated by Bank management.

 Marketing efforts will continue to focus on the Bank's primary and contiguous market areas.

The allowance for loan losses was $736,000 at March 31, 2000 compared to $764,000 at December 31, 1999. Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 0.95% and 1.02% at March 31, 2000 and December 31, 1999, respectively. Loans charged-off, net of recoveries of previously charged-off loans, totaled $28,000 and $15,000 for the three months ended March 31, 2000 and 1999, respectively. See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31, 2000 and 1999, and for the year ended December 31, 1999.

The Company's allowance for loan losses is divided into allocated and unallocated categories. The allocated portion of the allowance is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. The unallocated portion is subjective and requires judgment based upon various qualitative factors in the loan portfolio and the market in which the Company operates. At March 31, 2000, the unallocated portion of the allowance approximated $72,000, or 9.8% of the total allowance.

The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection. The Company had one impaired loan at March 31, 2000 with an outstanding balance of $110,000, for which the related allowance for loan loss approximated $18,000. The loan is collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment. There were loans outstanding at December 31, 1999 identified as being impaired. A summary of the Company's past due loans and non-performing assets is provided in the following table:

                                       SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                                                    (in thousands of dollars)

                                                                     March 31,   December 31,
                                                                     2000          1999            1999
                                                                  -----------   -----------   ----------

Loans past due 90 or more days still accruing                     $         -             -       $       -
                                                                  ===========   ===========       =========

NON-PERFORMING assets:
     Non-accruing loans                                           $        14   $       453       $       -
     Other real estate owned                                              873           875             884
                                                                  -----------   -----------       ---------

                                                                  $       887   $     1,328       $     884
                                                                  ===========   ===========       =========

                                                               20

Total non-performing assets at March 31, 2000 increased $3,000 from its December 31, 1999 balance, with non-accrual loans accounting for the increase. Included in other real estate owned is a parcel of commercial property carried at $845,000 as of March 31, 2000. The building and related improvements are currently leased under a three year contract. The lease is structured as a triple-net lease, where the lessee pays all expenses associated with the property. All lease payments received under the agreement have been applied against the property under a cost-recovery method. See the Company's financial statements included in the 1999 Form 10-K for a more detailed discussion of the lease arrangement.

Deposits

Total deposits at the end of the first quarter decreased from year-end 1999, falling $978,000, or 1.1%, to $88,154,000. Ending balances for non-interest bearing deposits decreased by $739,000, or 6.9%, while interest bearing deposits decreased by $239,000, or 0.3%. Historically, the Company has experienced deposit runoff in the first quarter, particularly in transactional accounts (e.g., demand deposit, NOW and money market accounts), as depositors access account balances for various reasons. For comparative purposes, total deposits fell $1,031,000 or 1.3% in the first quarter of 1999.

As for the mix of interest-bearing deposits, savings deposits, which totaled $38,040,000 at the current quarter end, were up $640,000 compared to the 1999 year end balance. Much of the growth has occurred in a particular savings product that offers a tiered interest rate. While the Company has seen new money deposited in the product, there have been a number of customers transferring funds from existing deposit accounts into this particular product. The result has been a higher effective rate paid on savings deposits in total, however, the overall impact on the Company's net interest margin has been immaterial because the rate paid at the highest savings deposit tier is equivalent to rates offered on time deposits of one year. Most transfers occur for liquidity reasons. [See the NET INTEREST INCOME section for further discussion of the Company's interest expense.] The increase in savings was offset by a $1,264,000 decline in interest-bearing demand deposit accounts, such as money market accounts and NOW accounts. As discussed above, the decline is seasonal and management expects the balances to build during the year.

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements") and Federal funds purchased. At March 31, 2000, the respective balances of each borrowing was $4,756,000 and $108,000, respectively. At December 31, 1999, short-term borrowings of $4,113,000 consisted entirely of repurchase agreements. One customer accounted for $2,333,000 of the repurchase agreement balance at March 31, 2000. Subsequent to March 31, 2000, the customer did not renew the agreement and withdrew the balance in the account. For the short term, management has opted to replace the funding source with Federal funds purchased, however, a less expensive funding source is being pursued.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks and Federal funds sold, which totaled $2,104,000 at March 31, 2000 versus $3,764,000 at December 31, 1999. The
Company's cash position at year end 1999 was higher than normal due to cash buildup for Year 2000 withdrawals. The liquidity position is monitored continuously to ensure that day-to-day as well as anticipated future funding needs are met.

Further enhancing the Company's liquidity is the availability of $1,000,000, at amortized cost, in debt securities maturing within one year as of March 31, 2000. Also, the Company has classified additional debt securities with an estimated fair value at March 31, 2000 totaling $9,105,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company has approximately $40,000,000 in available lines of credit with various correspondent banks should the need arise. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company's principal asset/liability management strategy is gap management. Gap is the measure of the difference between the volume of repricing interest earning assets and interest-bearing liabilities during given time periods. When the volume of repricing interest earning assets exceeds the volume of repricing interest-bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment. The opposite case, a negative gap, generally is favorable during a falling rate environment. When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling. An analysis of the Company's gap position as of March 31, 2000, is presented in TABLE III.




                                                            TABLE III
                                                 INTEREST RATE SENSITIVITY GAPS

                                                         March 31, 2000
                                                    (In thousands of dollars)

                                                                     REPRICING (1)

                                                  Within 3       3 to 6        6 to 12         After
                                                     Months        Months      12 Months     12 Months         Total
                                                  -----------  ------------  ------------  -----------     ---------

INTEREST EARNING ASSETS

     Loans, net of unearned income                $   23,115   $      4,123  $      8,803  $    41,320     $    77,361
     Securities, at amortized cost                         -              -         1,000       20,603          21,603
     Interest-bearing deposits with
        other banks                                       17              -             -            -              17
     Federal funds sold                                    1              -             -            -               1
                                                  ----------   ------------  ------------  -----------     -----------
           Total interest earning assets              23,133          4,123         9,803       61,923          98,982
                                                  ----------   ------------  ------------  -----------     -----------

INTEREST-BEARING LIABILITIES

     Demand deposits                                  14,284              -             -            -          14,284
     Savings deposits                                 38,040              -             -            -          38,040
     Time deposits                                     5,233          6,768         5,544        8,283          25,828
     Short-term borrowings                             4,297             57           510            -           4,864
     Long-term borrowings                                  4              4             8          454             470
                                                  ----------   ------------  ------------  -----------     -----------
        Total interest-bearing liabilities            61,858          6,829         6,062        8,737          83,486
                                                  ----------   ------------  ------------  -----------     -----------

        Contractual interest sensitivity gap         (38,725)       (2,706)         3,741       53,186          15,496

     Adjustment (2)                                   24,119       (24,119)            -            -               -
                                                  ----------   ------------  ------------    ---------     ----------

        Adjusted interest sensitivity gap         $  (14,606)  $    (26,825) $      3,741  $    53,186     $    15,496
                                                  ===========  ============= ============  ===========     ===========

        Cumulative adjusted interest

              sensitivity gap                     $  (14,606)  $    (41,431) $   (37,690)  $    15,496
                                                  ===========  ============= ============  ===========

           Cumulative adjusted gap ratio                0.61           0.40          0.50         1.19
                                                  ==========   ============  ============  ===========

           Cumulative adjusted gap as a
               percent of earning assets            (14.76%)       (41.86%)      (38.08%)       15.66%
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

The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.50, or ($37,690,000.) Thus, the Bank is in a negative gap position within a one year time frame. This indicates that a significant increase in interest rates within a short time frame during 2000 could have a significant negative impact on the Bank's net interest income. However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms. Since management believes that repricing of interest-bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest-bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the above table represents a static view of the Bank's gap position as of March 31, 2000, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates. The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at March 31, 2000 was $10,279,000 compared to $10,151,000 at December 31, 1999, representing an increase of $128,000. Average total shareholders' equity expressed as a percentage of average total assets was approximately 9.7% at March 31, 2000, which is lower than December 31, 1999's level of 10.0%. Cash dividends totaling $106,000, or $0.11 per share were declared during the first quarter of 2000 which is 22.2% higher than dividend level declared during the first quarter of 1999. These payout levels represented approximately 42.9 and 42.3% of the Company's year-to-date earnings for the three-month periods ended March 31, 2000 and 1999, respectively.

REGULATORY RESTRICTIONS ON CAPITAL AND DIVIDENDS

The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. Management does not anticipate any such restrictions on its dividends in 2000.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                                                    RISK-BASED CAPITAL RATIOS
                                                         March 31, 2000

                                                                                                 Minimum
                                                                              Actual           Requirement

          Tier 1 risk-based capital ratio                                        14.24%           4.00%
          Total risk-based capital ratio                                         15.24%           8.00%
          Leverage ratio                                                          9.91%           3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

YEAR 2000:

Industry experts and regulatory officials have identified thirteen critical dates in which the Company must monitor in order to verify that its critical information systems are operating properly. During the quarter, one such critical date - February 29, 2000 - was monitored with no reported problems or data errors. The Company will continue to monitor its informational systems as future critical dates approach.

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

          The Company is involved in a human rights complaint, whereby a former employee has alleged discrimination against the Company. The case is scheduled for mediation with the West Virginia Human Rights Commission on May 24, 2000. At this time, management cannot reasonably estimate the outcome of the case, nor can it estimate a range of possible loss, if any. Should a loss transpire, material losses will most likely be mitigated through the Company's liability insurance.

     Item 2 - Changes in Securities
          None.

     Item 3 - Defaults upon Senior Securities
          None.

     Item. 4. Submission of Matters to a Vote of Security Holders
          None.

     Item 5. Other Information
          None.

     Item 6.  Exhibits and Reports on Form 8-K

          a)  All exhibits included with this filing follow the signature page.
              1.  Exhibit 11, Computation of Per Share Earnings

              2. Exhibit 23, Consents of experts and counsel: Consent of Independent Accountants
              3.  Exhibit 27, Financial Data Schedule

          b). The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 2000.

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


                                         FIRST NATIONAL BANKSHARES CORPORATION

                                         By

                                         /s/ L. Thomas Bulla
                                         President and Chief Executive Officer

                                         By

                                         /s/ Charles A. Henthorn
                                         Secretary/Treasurer, First National
                                         Bankshares Corporation
                                         Executive Vice President, First
                                         National Bank

                                         By

                                         /s/ Matthew L. Burns
                                         Chief Financial Officer, First National
                                         Bank (Principal Financial and
                                         Accounting Officer)









Date: 5/12/00

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

                                                  EXHIBIT (23)

                                     CONSENT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------





                               (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)


                                    CONSENT OF INDEPENDENT ACCOUNTANTS

Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Quarterly Report on Form 10-Q of our report dated April 19, 2000, on our review of the consolidated financial statements of First National Bankshares Corp. as of March 31, 2000 appearing in
Part I, Item I of the March 31, 2000 Form 10-Q of First National Bankshares Corporation.

                                                      ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
May 10, 2000