Form 10-Q
period 2000-06-30
FIRST NATIONAL BANKSHARES CORP
filed 2000-08-09
CIK 814178

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D. C.  20549


                                                FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

       For the quarterly period ended                   June 30, 2000
                                                         or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past90 days.            Yes      X         No

The number of shares outstanding of the issuer's classes of common stock as of August 1, 2000:

                         Common Stock, $1 par value -- 967,015 shares




                                THIS REPORT CONTAINS   29 PAGES


                                     FIRST NATIONAL BANKSHARES CORPORATION

                                                 FORM 10-Q
                                    For the Quarter Ended June 30, 2000

                                                  INDEX



                                                                                                                    Page
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                 June 30, 2000 and December 31, 1999       3

              Condensed Consolidated Statements of Income -
                Three Months Ended June 30, 2000 and 1999 and
                Six Months Ended June 30, 2000 and 1999                                                              4

              Condensed Consolidated Statements of Comprehensive Income
                 Three Months Ended June 30, 2000 and 1999
                 Six Months Ended June 30, 2000 and 1999                                                             5

              Condensed Consolidated Statements of Shareholders' Equity -
                Three Months Ended June 30, 2000 and 1999 and
                Six Months Ended June 30, 2000 and 1999                                                              6

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2000 and 1999                                                            7-8

              Notes to Condensed Consolidated Financial Statements                                                9-13

              Independent Accountant's Report                                                                       14

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                          14-23



PART II.      OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                      24

     Item 2. Changes in Securities                                                                                none

     Item 3. Defaults upon Senior Securities                                                                      none

     Item 4. Submission of Matters to a Vote of Security Holders                                                    24

     Item 5. Other Information                                                                                      24

     Item 6.  Exhibits and Reports on Form 8-K                                                                      24

     SIGNATURES                                                                                                     25

                                                           2


                                             PART I. FINANCIAL INFORMATION
                                              ITEM 1. FINANCIAL STATEMENTS

                                          FIRST NATIONAL BANKSHARES CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands of dollars, except per share data)


                                                                                        June 30,          December 31,
                                                                                         2000              1999
ASSETS                                                                                 (Reviewed)          (1)

Cash and due from banks                                                            $         2,118    $         3,717
Interest-bearing deposits with other banks                                                      18                 17
Federal funds sold                                                                               -                 30
Securities held to maturity (estimated fair value
     $11,858 and $11,160 respectively) (Note 2)                                             12,103             11,520
Securities available for sale (Note 2)                                                       9,819             11,357
Loans, net of allowance of $745 and
      $764, respectively (Notes 3 and 4)                                                    83,109             74,264
Bank premises and equipment, net                                                             1,626              1,695
Accrued interest receivable                                                                    846                727
Other real estate owned acquired in settlement of loans                                        863                884
Other assets                                                                                   714                618

              Total assets                                                         $       111,216    $       104,829



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Non-interest bearing                                                     $        11,290    $        10,741
          Interest-bearing                                                                  76,346             78,391
              Total deposits                                                                87,636             89,132
     Short-term borrowings                                                                  11,794              4,113
     Other liabilities                                                                         886                960
     Long-term borrowings                                                                      466                473

              Total liabilities                                                            100,782             94,678

Commitments and Contingencies (Note 5)

Shareholders' equity
     Common stock, $1.00 par value, authorized
          10,000,000 shares, issued 967,015 and 964,515
          shares, respectively                                                                 967                965
     Surplus                                                                                 1,042              1,019
     Retained earnings                                                                       8,665              8,370
     Accumulated other comprehensive income                                                   (240)              (203)
              Total shareholders' equity                                                    10,434             10,151

              Total liabilities and shareholders' equity                           $       111,216    $       104,829



(1) Extracted from December 31, 1999 audited financial statements.

             See Notes to Condensed Consolidated Financial Statements

                                 FIRST NATIONAL BANKSHARES CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands of dollars, except per share data)

                                                                                 Three Months Ended         Six Months Ended
                                                                                 June 30,                   June 30,
                                                                    (Reviewed)   (Unaudited)   (Reviewed)   (Unaudited)
                                                                       2000         1999         2000          1999
Interest income
     Interest and fees on loans                                     $    1,782   $    1,478    $   3,439    $    2,936
     Interest and dividends on securities:
          Taxable                                                          288          256          589           473
          Tax-exempt                                                        36           40           72            82
     Interest on interest-bearing deposits with other banks                  -           37            -            49
     Interest on federal funds sold                                         11           62           26           111
          Total interest income                                          2,117        1,873        4,126         3,651

Interest expense
     Interest on deposits                                                  862          738        1,683         1,456
     Interest on short-term borrowings                                      92            5          155            13
     Interest on long-term borrowings                                        7           91           14           180
          Total interest expense                                           961          834        1,852         1,649

          Net interest income                                            1,156        1,039        2,274         2,002

Provision for loan losses                                                   15           30           15            30

          Net interest income after provision
              for loan losses                                            1,141        1,009        2,259         1,972

Other income
     Service fees                                                           71           79          143           146
     Trust income                                                            8           20           24            41
     Other income                                                           24           24           41            45
                                                                           103          123          208           232
Other expense
     Salaries and employee benefits                                        413          399          837           788
     Net occupancy expense                                                  70           72          138           141
     Equipment rental, depreciation and maintenance                 67            69             137        139
     Data processing                                                        55           45          115            95
     Professional and legal                                                 30           22           54            42
     Directors' fees and shareholder expense                                28           21           63            48
     Other operating expenses                                              188          163          363           313
                                                                           851          791        1,707         1,566

Income before income taxes                                                 393          341          760           638

Income tax expense/(benefit)                                               132          114          252           210

          Net income                                                $      261   $      227    $     508    $      428

Basic earnings per common share (Note 6)                            $     0.27   $     0.24    $    0.53    $     0.44
Diluted earnings per common share (Note 6)                          $     0.27   $     0.23    $    0.52    $     0.44
Dividends per common share                                          $     0.11   $     0.09    $    0.22    $     0.18


                                See Notes to Condensed Consolidated Financial Statements

                                    FIRST NATIONAL BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (In thousands of dollars)



                                                                          Unaudited                         Unaudited
                                                                          Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,
                                                            (Reviewed)    (Unaudited)       (Reviewed)   (Unaudited)
                                                               2000           1999              2000         1999

Net Income                                                  $      261    $     227         $     508    $     428

Other comprehensive income:
     Gross unrealized gains/(losses) arising
          during the period                                         -          (135)              (61)        (203)
     Adjustments for income tax (expense)/
          benefit                                                   -            53                24           80
Other comprehensive income, net of tax                              -           (82)              (37)        (123)

Comprehensive Income                                        $      261    $     145         $     471    $     305



































                     See Notes to Condensed Consolidated Financial Statements


                                          FIRST NATIONAL BANKSHARES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (In thousands of dollars, except per share data)


                                                                      Three Months Ended         Six Months Ended
                                                                      June 30,                   June 30,
                                                                    (Reviewed)   (Unaudited)   (Reviewed)   (Unaudited)
                                                                       2000         1999         2000          1999

Balance, beginning of period                                        $  10,279    $   9,822     $ 10,151     $   9,747

     Net income                                                      261         227           508           428

     Cash dividends declared ($0.11 and $0.09 per
          share, per quarter, respectively)                              (106)         (85)        (213)         (170)

     Issued 2,500 shares of common
          stock pursuant to stock option
          exercise                                                          -            -           25             -

     Change in net unrealized (loss) on
          securities available for sale                                     -          (82)         (37)         (123)

Balance, end of period                                              $  10,434    $   9,882     $ 10,434     $   9,882

































                      See Notes to Condensed Consolidated Financial Statements


                                          FIRST NATIONAL BANKSHARES CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands of dollars)
                                                                                                    Six Months Ended
                                                                                                      June 30,
                                                                                               (Reviewed)   (Unaudited)
                                                                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $                                   508     $    428
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation                                                                              109           117
          Provision for loan losses                                                                  15            30
          Deferred income tax expense(benefit)                                                      (49)           77
          Amortization of security premiums (accretion) of
              security discounts, net                                                               (19)          (43)
          (Gain) Loss on disposal of assets                                                          -             (1)
          (Increase) Decrease in accrued interest receivable                                       (119)         (100)
          (Increase) Decrease in other assets                                                       (24)          (25)
          Increase (Decrease) in other liabilities                                                  (74)         (139)
              Net cash provided by (used in) operating activities                                   347           344

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of securities held
          to maturity                                                                                15         3,483
     Proceeds from maturities and calls of securities
          available for sale                                                                      2,000         3,002
     Purchases of securities held to maturity                                                      (600)       (5,453)
     Purchases of securities available for sale                                                    (501)       (9,910)
     Principal collected on (loans made to) customers, net                                       (8,860)         (561)
     Principal payments received from leases                                                         21             2
     Net (increase) decrease in interest-bearing deposits with other banks                           (1)       (5,157)
     Proceeds from sale of bank premises and equipment                                                -            14
     Purchases of bank premises and equipment                                                       (40)          (25)
              Net cash provided by (used in) investing activities                                (7,966)      (14,605)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          and savings accounts                                                                   (3,596)       17,081
     Proceeds from sales of (payments for matured)
          time deposits, net                                                                      2,100        (1,834)
     Net increase (decrease) in short-term borrowings                                             7,681          (373)
     Principal payments on long-term borrowings                                                      (7)           (7)
     Proceeds from sale of common stock pursuant to
          stock option exercise                                                                      25             -
     Dividends paid                                                                                (213)         (170)
              Net cash provided by (used in) financing activities                                 5,990        14,697

              Increase (decrease) in cash and cash equivalents                                   (1,629)          436

Cash and cash equivalents:
     Beginning                                                                                    3,747         8,016

     Ending                                                                                    $  2,118     $   8,452
                                                       (Continued)


                                See Notes to Condensed Consolidated Financial Statements

                                FIRST NATIONAL BANKSHARES CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (In thousands of dollars)



                                                                                                   Six Months Ended
                                                                                                      June 30,
                                                                                               (Reviewed)   (Unaudited)
                                                                                                 2000          1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
          Interest paid to depositors                                                          $   1,893    $    1,650

          Income taxes                                                                         $     301    $      211


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Dividends declared and unpaid                                                             $     106    $       85




































                      See Notes to Condensed Consolidated Financial Statements

                          FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Basis of Presentation
              The accounting and reporting policies of First National Bankshares Corporation, (the "Company"), and
              its wholly owned subsidiary, First National Bank, conform to generally accepted accounting principles and to general policies within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank.  All significant intercompany balances and transactions have been eliminated.  The information contained in the condensed consolidated financial statements as of and for the six months ended June 30, 2000 has been reviewed by our independent accountants except where indicated.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1999 audited financial statements and Form 10-K.

              Certain amounts in the condensed consolidated financial statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.

Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at
              June 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                                                                           June 30, 2000
                                                                                                          Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                    Cost         Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $     8,600  $         -   $       204    $     8,396
                  State and political subdivisions                       485            -            28            457
                      Total Taxable                                    9,085            -           232          8,853

                Tax Exempt:
                  State and political subdivisions                     3,018           12            25          3,005

                Total securities held to maturity                $    12,103  $        12   $       257    $    11,858


                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           June 30, 2000
                                                                                                            Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government agencies
                      and corporations                           $    9,499   $         -   $       394    $     9,105
                  Federal Reserve Bank stock                             57             -             -             57
                  Federal Home Loan Bank stock                          646             -             -            646
                  Other equity securities                                 9             -             -              9
                      Total Taxable                                  10,211             -           394          9,817

                Tax Exempt:
                  Federal Reserve Bank stock                              2             -             -              2

                  Total securities available for sale            $   10,213   $         -   $       394    $     9,819



                                                                                                           December 31, 1999
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government agencies
                      and corporations                           $    8,000   $         -   $       196    $     7,804
                  State and political subdivisions                      500             -           172            328
                      Total Taxable                                   8,500             -           368          8,132

                Tax Exempt:
                  State and political subdivisions                    3,020            21            13          3,028

                  Total securities held to maturity              $   11,520   $        21   $       380    $    11,160


                                                                                                           December 31, 1999
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government agencies
                      and corporations                           $   10,978   $         -   $       333    $    10,645
                  Federal Reserve Bank stock                             57             -             -             57
                  Federal Home Loan Bank stock                          646             -             -            646
                  Other equities securities                               7             -             -              7
                      Total Taxable                                  11,688             -           333         11,355

                Tax Exempt:
                  Federal Reserve Bank stock                              2             -             -              2

                  Total securities held to maturity              $   11,690   $         -   $       333    $    11,357




                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The maturities, amortized cost and estimated fair values of the Company's securities at June 30, 2000 are summarized as follows (in thousands):
                                                                              Held to Maturity             Available for Sale
                                                                                Estimated                   Estimated
                                                                  Amortized      Fair         Amortized       Fair
                                                                   Cost          Value         Cost          Value

                  Due within 1 year                              $    2,000   $     1,988   $         -    $         -
                  Due after 1 but within 5 years                      9,349         9,151         9,499          9,105
                  Due after 5 but within 10 years                       269           262             -              -
                  Due after 10 years                                    485           457             -              -
                  Equity securities                                       -             -           714            714
                                                                 $   12,103   $    11,858   $    10,213    $     9,819

     The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements.
     Such securities are carried at cost, since they may only be sold back to the respective issuer at par value.

     The proceeds from sales and calls and maturities of securities, including principal payments received on mortgage-backed securities and the related gross gains and losses realized for the six month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                              Proceeds From                Gross Realized
                                                                  Calls and    Principal
                                                      Sales      Maturities      Payments      Gains          Losses

              Six months ended June 30, 2000
                  Securities held to maturity      $         -   $       15   $         -   $         -    $         -
                  Securities available for sale              -        2,000             -             -              -
                                                   $         -   $    2,015   $         -   $         -    $         -

              Six months ended June 30, 1999:
                  Securities held to maturity      $         -   $    3,483   $         -   $         -    $         -
                  Securities available for sale              -        3,002             -             -              -
                                                   $         -   $    6,485   $         -   $         -    $         -

Note 3.       Loans
              Total loans as of June 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                                                        June 30,          December 31,
                                                                                         2000              1999
              Commercial, financial and agricultural                                 $      32,647    $        30,877
              Real estate - construction                                                     1,346              1,451
              Real estate - mortgage                                                        35,021             31,395
              Installment loans to individuals                                              13,186              9,080
              Other                                                                          1,654              2,225
                  Total loans                                                               83,854             75,028

              Less unearned income                                                               -                  -
                  Total loans net of unearned income                                        83,854             75,028

              Less allowance for credit losses                                                 745                764
                      Loans, net                                                     $      83,109    $        74,264




                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Allowance for Credit Losses
              Analyses of the allowance for credit losses are presented below (in thousands) for the three month periods ended June 30, 2000 and 1999 and twelve months ended December 31, 1999:

                                                                                            Six Months Ended
                                                                                            June 30,          Dec 31,
                                                                                2000           1999            1999

              Balance, beginning of period                                $         764     $      766    $       766

                  Loans charged off                                                 (53)          (246)          (291)
                  Recoveries                                                         19             31            189
                      Net (losses)/recoveries                                       (34)          (215)          (102)

                  Provision for credit losses                                         15            30            100

              Balance, end of period                                      $          745    $      581    $       764

              The Company's total recorded investment in impaired loans at June 30, 2000 approximated
              $106,000 for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $8,000.  All impaired loans were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.  No such loans were classified as impaired at December 31, 1999.

Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk.  These financial instruments include standby letters of credit and commitments to extend credit.  The unused portions of existing lines of credit at June 30, 2000 and December 31, 1999, and the contract amounts of commitments to lend are as follows, in thousands of dollars:

                                                                                 June 30,    December 31
                                                                                2000           1999

              Commitments to extend credit                                $       15,105    $    13,903

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

Note 6.       Earnings per share
              Basic earnings per common share is computed based upon the weighted average shares outstanding.  The weighted average number of shares outstanding was 965,999 and 964,515 for six month periods ended
              June 30, 2000 and 1999, respectively.

              Under Financial Accounting Standards Statement No. 128, "Earnings per Share," diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.  At
              June 30, 2000, 28,140 shares were outstanding under the stock option plan, all being fully-vested and exercisable, with 15,470 shares remaining as available for grant.










              For the six month periods presented, basic and diluted earnings per share are calculated as follows:

                                                                                            June 30, 2000

                                                                    Income                  Shares           Per Share
                                                                 (Numerator)           (    Denominator)        Amount
     Basic EPS
          Income available to common shareholders            $      508,000                     965,999    $      0.53

     Effect of Dilutive Securities
          Stock options                                               -                           6,000

     Diluted EPS
          Income available to common shareholders            $      508,000                     971,999    $      0.52

                                                                                               June 30, 1999

                                                                    Income                  Shares           Per Share
                                                                 (Numerator)           (    Denominator)        Amount
     Basic EPS
          Income available to common shareholders            $      428,000                     964,515    $      0.44

     Effect of Dilutive Securities
          Stock options                                               -                           5,485

     Diluted EPS
          Income available to common shareholders            $      428,000                     970,000    $      0.44

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

                                                                              Six Months Ended
                                                                                      June 30,
                                                                              2000         1999

              Net income:
                  As reported                                                 $508          $428
                  Proforma                                                    $508          $422
              Basic earnings per share:
                  As reported                                                 $0.53         $0.44
                  Proforma                                                    $0.53         $0.44
              Diluted earnings per share:
                  As reported                                                 $0.52         $0.44
                  Proforma                                                    $0.52         $0.44

Note 7.       Major Customer: Included in the Company's short-term borrowings at  December 31, 1999 was a
              $2,333,000 repurchase agreement with a customer. The agreement, which carried a fixed interest rate of
              5.22%,  matured on April 1, 2000 and was not renewed.











                                         (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)

                                            INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
First National Bankshares Corporation
     and subsidiary
Ronceverte, West Virginia


We have reviewed the accompanying condensed consolidated balance sheet of First National Bankshares
Corporation and subsidiary as of June 30, 2000, and the related condensed statements of income,  comprehensive income and cash flows for the six month period ended June 30, 2000 and 1999.  These condensed financial statements are the responsibility of the Company's management.

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

                                            ARNETT & FOSTER, P.L.L.C.




Charleston, West Virginia
July 31,  2000












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


EARNINGS SUMMARY
The Company reported net income of $261,000 for the three months ended June 30, 2000 compared to a net income of $227,000 for the quarter ended June 30, 1999, an increase of 15.0%.  For the six month period ended June 30, 2000, the Company's net income of $508,000 increased $80,000 from the $428,000 reported for the same period of 1999, an increase of 18.7%.  The increases in quarterly and year-to-date earnings were primarily attributable to an increase in the Company's net interest income, which is primarily the result of asset growth over the past six months.

Basic earnings per common share was $0.27 for the quarter ended June 30, 2000 compared to $0.24 reported for the second quarter of 1999.  For the six month period ended June 30, 2000, basic earnings per common share totaled $0.53 compared with $0.44 for the same period of 1999.  An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart for both the three month and for the six month periods ended June 30, 2000 and 1999.

                                                                 Three Months Ended                       Six Months Ended
                                                                 June 30,                                 June 30,
                                                                   Increase                                 Increase
                                           2000        1999        (Decrease)      2000         1999        (Decrease)

Interest income                          $   2.19    $   1.94       $   0.25       $  4.27     $   3.79     $    0.48
Interest expense                             0.99        0.86           0.13          1.91         1.71          0.20
     Net interest income                     1.20        1.08           0.12          2.36         2.08          0.28
Provision for loan losses                    0.02        0.03          (0.01)         0.02         0.03         (0.01)
     Net interest income after
     provision for loan losses               1.18        1.05           0.13          2.34         2.05          0.29
Non-interest income                          0.11        0.13          (0.02)         0.22         0.24         (0.02)
Non-interest expense                         0.88        0.82           0.06          1.77         1.63          0.14
     Income before income taxes              0.41        0.36           0.05          0.79         0.66          0.13
Income tax expense                           0.14        0.12           0.02          0.26         0.22          0.04
                  Net income             $   0.27    $   0.24    $      0.03    $     0.53   $     0.44   $      0.09

The Company's annualized return on average assets (ROA) for the second quarter of 2000 was 0.97%
compared to 0.90% for the second quarter of 1999.  This compares with an ROA of 0.95% and 0.85% for the six month periods ended June 30, 2000 and 1999, respectively.  Annualized return on average shareholders'
equity (ROE) was 9.57% for the second quarter of 2000 compared to 9.24% in the second quarter of 1999, while year to date ROE was 9.31% and 8.71% as of June 30, 2000 and 1999, respectively.

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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets.  For the six month periods ended June 30, 2000 and 1999, the tax-equivalent adjustment was $37,000 and $42,000, respectively.


Total interest income for the second quarter improved $242,000 over 1999's second quarter total, and for the six months ended June 30, 2000, it has improved $470,000 or 12.7%.  As illustrated in Table II, growth and composition changes in the Company's interest earning assets contributed $331,000 or 70.4% of the increase in total interest income, year to date.  Loan growth over the past twelve months has impacted interest income the most, where an additional $591,000 in interest was realized over 1999's six month total.  An improvement in the Company's yield on its interest earning assets from 7.72% to 8.23% accounted for the remaining increase in interest income, year to date ($139,000).  The improvement in the yield is due to the overall increase in the interest rate environment over the past year.  In an effort to minimize the Company's exposure to fluctuations in interest rates, the Company has written the majority of its loans with variable interest rate features.  Therefore, as interest rates have risen over the past year, so has the Company's yield on such products.

For the six months ended June 30, 2000, the Company's total interest expense was $1,852,000, which is
$203,000 or 12.3% more than 1999's comparable period.  Per Table II, volume and composition changes among the interest-bearing liabilities accounted for an $85,000 increase, while the rise in interest rates accounted for a $118,000 increase.  The Company's weighted average cost of funds was 4.38% at June 30, 2000 compared to 4.19% at June 30, 1999 and 4.15% at December 31, 1999.  Significant changes which impacted interest expense and the Company's cost of funds include: (1) Growth in a particular savings product, and (2) growth in short-term borrowings, both of which carry higher interest rates.  These increases were mitigated through interest expense savings from the early retirement of one of its long-term borrowing obligations.

At June 30, 2000, the Company's net yield on interest earning assets ("net interest margin") was 4.57% compared to 4.27% at June 30, 1999.  The current margin compares to 4.64% at March 31, 2000.  Management does not anticipate a significant change in its yield on earning assets over the remainder of 2000; however, greater competition for deposits in the Company's primary market area has prompted the Company to raise interest rates on certain deposit products.  In addition, loan growth has outpaced deposit growth, spurring additional short-term borrowings, which will further impact the Company's interest expense.  As a result, management anticipates its cost of funds to increase over the remaining two quarters, causing its net interest margin to decrease.  In response, management will focus on methods to increase its non-interest income and reduce its non-interest expenses.

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



                                                         TABLE I
                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)

                                                             Six Months Ended                      Six Months Ended
                                                              June 30, 2000                         June 30, 1999
                                               Average                   Yield/      Average                   Yield/
                                               Balance    Interest(1)     Rate       Balance    Interest(1)     Rate
INTEREST EARNING ASSETS
     Loans (2):                              $   77,666   $    3,439       8.86%   $   68,772   $    2,936       8.54%
     Securities:
          Taxable                                19,515          589     6.04          16,486          473     5.74
          Tax-exempt                              3,019          109     7.22           3,619          124     6.85
              Total securities                   22,534          698     6.20          20,105          597     5.94
     Interest bearing deposits with
          other banks                                53            -        -           2,099           49     4.67
     Federal funds sold                             911           26     5.71           4,746          111     4.68

              Total interest earning
                  assets                        101,164        4,163     8.23          95,722        3,693     7.72

NON-INTEREST EARNING ASSETS
     Cash and due from banks                      3,079                                 2,120
     Bank premises and equipment                  1,671                                 1,798
     Other assets                                 2,183                                 2,035
     Allowance for loan losses                    (753)                                  (759)
              Total assets                   $  107,344                            $  100,916

INTEREST-BEARING LIABILITIES
     Demand deposits                         $   14,802          181      2.45     $   13,736          160     2.33
     Savings deposits                            37,345          852      4.56         29,769          595     4.00
     Time deposits                               26,170          650      4.97         28,752          701     4.88
            Total interest-bearing deposits      78,317        1,683      4.30         72,257        1,456     4.03

     Short-term borrowings                        5,801          155      5.34            908           13     2.86
     Long-term borrowings                           469           14      5.97          5,484          180     6.56
          Other interest-bearing liabilities      6,270          169      5.39          6,392          193     6.04
            Total interest-bearing
              liabilities                        84,587        1,852      4.38         78,649        1,649     4.19

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
     Demand deposits                             10,987                                11,547
     Other liabilities                              861                                   894
     Shareholders' equity                        10,909                                 9,826

              Total liabilities and
                  shareholders' equity       $  107,344                            $  100,916

              NET INTEREST
                  EARNINGS                                $    2,311                            $    2,044

              NET YIELD ON INTEREST EARNING
                  ASSETS                                               4.57%                                 4.27%

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2000 and 1999.
(2) - For purposes of these computations, non-accrual loans are included in the amounts of average loans outstanding.  Included in interest
is loan fees of $43,000 and $61,000 for 2000 and 1999, respectively.

                                                        TABLE II

                                         CHANGES IN INTEREST INCOME AND EXPENSE
                                   DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                                (In thousands of dollars)


                                                                                          Six Months Ended
                                                                                    June 30, 2000 vs. June 30, 1999
                                                                                          Increase (Decrease)
                                                                                         Due to Changes in:
                                                                             Volume(1)       Rate(1)         Total
INTEREST EARNING ASSETS
     Loans                                                                 $       391    $       112    $        503

     Securities:
          Taxable                                                                   90             26             116
          Tax-exempt (2)                                                           (21)             6             (15)
              Total securities                                                      69             32             101

     Interest-bearing deposits with other banks                                    (24)           (25)            (49)
     Federal funds sold                                                           (105)            20             (85)
          Total interest earning assets                                            331            139             470

INTEREST-BEARING LIABILITIES
     Demand deposits                                                                13              8              21
     Savings deposits                                                              165             92             257
     Time deposits                                                                 (64)            13             (51)
     Short-term borrowings                                                         122             20             142
     Long-term borrowings                                                         (151)           (15)           (166)
          Total interest-bearing liabilities                                         85           118             203

              NET INTEREST EARNINGS                                        $        246   $        21    $        267


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

During the second quarter of 2000, the Bank made a $15,000 provision for loan losses compared to $30,000 during the second quarter of 1999.  For the six months ended June 30, 2000 and 1999, respectively, the provision for loan losses was $15,000 and $30,000.  For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.

NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield related loan fees.
For the six month period ended June 30, 2000, non-interest income totaled $208,000, representing a decrease of $24,000 from the $232,000 recorded during the same period of 1999.  As a percentage of average assets, annualized non-interest income was 0.39% and 0.46% for the six month periods ended June 30, 2000 and
1999, respectively.

Trust income is down $17,000 year to date compared to the prior year and is down $12,000 in the second quarter of 2000 compared to 1999's second quarter. A decline in assets managed by the trust department has led to the decrease.  Similar variances from 1999's trust income levels are expected for the remainder of 2000.

For the quarter, service fees were $71,000 compared to $79,000 in 1999, a decline of $8,000 or 10.1%.
Overdraft fees, which account for the majority of the service fee income ($50,000 and $60,000 for  2000 and
1999, respectively), were down due to a volume variance from 1999. Year to date, service fees are down
$3,000 from the same period of 1999.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities.  As of June 30, 2000, the Company's non-interest expense totaled $1,707,000, representing an increase of $141,000, or 9.0%, over total non-interest expense incurred for the six months ended June 30, 1999.  On a quarter-to-quarter basis, other non-interest expense increased to $851,000, or
7.6%, for the second quarter of 2000 from $791,000 during the second quarter of 1999. Expressed as a percentage of average assets, annualized non-interest expense was 3.2% and 3.1% for the six months ended
June 30, 2000 and 1999, respectively.  The significant items affecting non-interest expense are discussed below.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately
49.0% and 50.3% of total non-interest expense at June 30, 2000 and 1999, respectively.  Salaries and employee benefits for the six month period ended June 30, 2000 increased $49,000, or 6.2% compared to
June 30, 1999.  For the quarter, salaries and employees benefits increased from $399,000 reported in 1999 to
$413,000 reported in the same period of 2000, an increase of $14,000 or 3.5%.  Normal merit raises and escalating medical insurance have accounted for both the year to date and quarter variances.  Similar variances from 1999 results are expected for the remainder of 2000.

Data processing has increased $10,000 and $20,000 for the quarter and six months ended June 30, 2000, respectively.  In April 2000, the Company implemented a customer database system, which assists in identifying product and customer profitability, that accounted for approximately $10,000 of the increase for the six months ended June 30.  The remaining increase is due to a greater volume of reports and transactions being processed by the Company's third party processor.  Beginning in August 2000, the Company will introduce its online banking product which will further increase data processing; however, the additional expense is not expected to be material.

Professional and legal expense increased $8,000 from the $22,000 reported in quarter end 1999.  Similarly, for the six months ended June 30, 2000, the expense is $12,000 more than the amount reported in 1999.  Both variances are due to a general increase in the fee schedules of the Company's professional and legal service providers.

Directors' fees and shareholder expense increased from $21,000 at quarter end 1999 to $28,000 at quarter end 2000.  Year to date, the expense is $15,000 more at June 30, 2000 compared to the same period in 1999.
Directors' fees are greater in 2000 due to the net addition of one board member in 2000 compared to 1999.
Shareholder expenses are more in 2000 compared to 1999 due to the Company outsourcing its stock transfer function to a third party. Prior to this, the expense was borne by the Company internally, namely in salaries expense.  For these reasons, similar variances are expected in the future.

INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $252,000 for the six month period ended June 30, 2000, reflecting a $42,000 increase when compared to the same period of 1999.  Income tax expense equaled 33.2% and 32.9% of income before taxes at June 30, 2000 and
1999, respectively.  For financial reporting purposes, income tax expense does not equal the federal statutory income tax rate of 34.0% when applied to pre-tax income, primarily because of state income taxes and tax-
exempt interest income included in income before income taxes.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $111,216,000 at June 30, 2000, compared to $104,829,000 at December
31, 1999, representing an increase of $6,387,000, or 6.1%.  Average assets totaled $107,344,000 during the first six months of 2000, up 2.4% from the 1999 year end balance.  Details concerning changes in the
Company's major balance sheet items and changes in financial condition follow.

Cash and Cash Equivalents
At June 30, 2000, cash and due from banks totaled $2,118,000 compared to $3,747,000 at December 31,
1999, a decrease of $1,629,000.  Subsequent to December 31, 1999, the Company lowered its cash on hand which was inflated due to Year 2000 liquidity contingencies.  The current balance is commensurate with historical cash requirements.

Securities and Federal Funds Sold
The Bank's total securities portfolio decreased by $955,000 or 4.2% from December 31, 1999.  The decrease is due to net maturities during the year.  Due to recent increases in market rates, the estimated fair market value of the Company's security portfolio (including held to maturity securities) is $639,000 below the portfolio's amortized cost.  The declines, which do not impact net income, are believed to be temporary, as the credit quality of the portfolio remains strong.  The majority of the portfolio consists of U.S. Government agencies and highly-rated state and municipal bonds (Moody/S&P ratings of AA- and higher).  A summary of the Company's securities portfolio is included as Note 2 to the condensed consolidated financial statements.

It is the Bank's philosophy to minimize its involvement in overnight funds, however due to liquidity reasons (i.e.
fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis.  The Company's federal funds sold position was $0 at June 30, 2000.  The average balance for the first half of 2000 was $ 911,000.
Strong loan growth over the past six months has aided in minimizing the Company's investment in the overnight market.  See further discussion of liquidity in the LIQUIDITY AND INTEREST RATE RISK MANAGEMENT section below.

Loans and Related Risk Elements
Overall, the Company's loan portfolio has increased $8,826,000 or 11.8% since December 31, 1999.  The
Company has increased its advertising, particularly in contiguous market areas.  As a result, the Company has been successful in growing its loan portfolio.  In addition, bank consolidation in the Company's primary market area has afforded the Company an opportunity to capitalize on new customer relationships.  Additionally, the recent move in interest rates and the fear of future increases has incited some real estate mortgage growth as loan customers have locked in a funding source.  Through the strength of its business and personal relationships, future loan growth, primarily in high-quality  commercial and commercial real estate loans and residential mortgages, is
anticipated by Bank management.   Marketing efforts will continue to focus on the Bank's primary  and contiguous market areas.

The Company's largest loan portfolio is its real estate mortgage portfolio, which totaled $35,021,000 at June 30,
2000 or 41.8% of total loans outstanding, has increased $3,626,000 from year end 1999.  Commercial, financial and agricultural loans (which includes loans secured by commercial real estate) totaled $32,647,000 at June 30,
2000 and represent 38.9% of total loans outstanding at June 30, 2000.  The other major portfolio is the Company's installment loans portfolio which was $13,186,000 at quarter end and comprises approximately 15.7% of total loans at June 30, 2000.  A summary of the Bank's loans by category in comparison to year end 1999 is included in Note
3 to the condensed consolidated financial statements.

The allowance for loan losses was $745,000 at June 30, 2000 compared to $764,000 at December 31, 1999.
Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 0.89% at June
30, 2000 compared to 1.02% at December 31, 1999.  See Note 4 of the notes to the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six month periods ended June 30, 2000 and 1999, and December 31, 1999.

The Company's allowance for loan losses is divided into allocated and unallocated categories.  The allocated portion of the allowance is established on a loan-by-loan and pool-by-pool basis.  The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process  of identification.  The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates.  At June 30, 2000, the unallocated portion of the allowance was $0.



The Company places into non-accrual status those loans for which the full collection of principal and interest are unlikely or which are past due 90 or more days, unless the loans are adequately secured and in the process of collection.  A summary of the Company's past due loans and non-performing assets is provided in the following table:
                                   SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                                                (in thousands of dollars)
                                                                                June 30,          December 31,
                                                                      2000          1999            1999

Loans past due 90 or more days still accruing                     $         -   $         -       $       -

NON-PERFORMING assets:
     Non-accruing loans                                           $        24   $       654       $       -
     Other real estate owned                                              863           873             884

                                                                  $       887   $     1,527       $     884

Total non-performing assets at June 30, 2000 increased $3,000 from its December 31, 1999 balance.  Included in other real estate owned is a parcel of commercial property carried at $835,000 as of June 30, 2000.  The building and related improvements are currently leased under a three year contract.  The lease is structured as a triple-net lease, where the lessee pays all expenses associated with the property.  All lease payments received under the agreement have been applied against the carrying amount of the property under a cost-recovery method.  See the
Company's financial statements included in the 1999 Form 10-K for a more detailed discussion of the lease arrangement.

Deposits and Other Funding Sources
Total deposits decreased 1.7% to $87,636,000 as of June 30, 2000, from $89,132,000 at December 31, 1999.
On average, total deposits during the first six months of 2000 were $89,304,000, nearly equal to the 1999 year end balance.

At quarter end, non-interest bearing deposits totaled $11,290,000 compared to $10,471,000 at year end 1999.  On average for the six months ended June 30, 2000, these deposits totaled $10,987,000.  Interest-bearing deposits totaled $76,346,000 at June 30, 2000, a decrease of $2,045,000 from the December 31, 1999 balance of
$78,391,000.  Average interest-bearing deposits totaled $78,317,000 year to date, a decrease of $74,000 from the
1999 year end balance.  Interest-bearing deposits consisted of the following at June 30, 2000 and December 31,
1999 (in thousands):
                                                                    June 30,     December 31,
                                                                       2000              1999

         Demand deposits                                          $  13,016           $ 15,549
         Savings                                                     35,788             37,400
         Certificates of deposit                                      7,542             25,442
              Total                                               $  76,346          $  78,391

The Company has three deposit relationships, comprising of both interest and non-interest bearing deposits, that may fluctuate significantly on a daily basis.  These relationships had average outstanding balances of $3,039,000, or 3.9% of the average total deposits for the six months ended June 30, 2000.  Overall, management expects future deposit growth to be slow over the next two quarters as the market for deposits remains very competitive.
As a result, the Company will rely on other funding sources, such as its short-term borrowings, in order to meet liquidity needs.

Short-term borrowings consist of securities sold under agreements to repurchase ('repurchase agreements') and
Federal funds purchased.  At June 30, 2000, the respective balances of each borrowing was $2,769,000 and
$9,025,000, respectively.  At December 31, 1999, short-term borrowings of $4,113,000 consisted entirely of repurchase agreements.  Slow deposit growth coupled with strong loan demand has prompted additional activity in the overnight Federal funds purchased market.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks and federal funds sold, which totaled
$2,136,000 at June 30, 2000 versus $3,764,000 at December 31, 1999.  The Company's cash position at year end 1999 was higher than normal due to a cash buildup for Year 2000 withdrawals.  The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of June 30, 2000 of $2,000,000, at amortized cost,  in debt securities maturing within one year.  Also, the Company has classified additional debt and equity securities with an estimated fair value totaling $9,819,000 as available for sale in response to an unforeseen need for liquidity.  Additionally, the Company's subsidiary bank has unused portions of lines of credit available under existing borrowing arrangements with correspondent banks approximating $40,000,000 should the need arise.

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

                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                      June 30, 2000
                                                (In thousands of dollars)
                                                                                       Repricing (1)
                                                           0 to 3      3 to 6       6 to 12     After
                                                             Months      Months      Months     12 Months  Total
INTEREST EARNING ASSETS
     Loans, net of unearned income                        $   24,005   $   6,112    $  11,901   $  41,836    $83  ,854
     Securities                                                    -       1,000        1,000      19,208       21,208
     Interest bearing deposits with other banks                   18           -            -           -           18
     Federal funds sold                                            -           -            -           -            -
              Total interest earning assets                   24,023       7,112       12,901      61,044      105,080

INTEREST-BEARING LIABILITIES
     Demand deposits                                            13,016         -            -           -       13,016
     Savings deposits                                           35,478       310            -           -       35,788
     Time deposits                                             6,785       3,665        6,283      10,809       27,542
     Short-term borrowings                                    11,156         377          261           -       11,794
     Long-term borrowings                                          4           4            8         450          466
                  Total interest-bearing liabilities          66,439       4,356        6,552      11,259       88,606

          Contractual interest sensitivity gap               (42,416)      2,756        6,349      49,785     16,474

     Adjustment (2)                                           22,669     (22,669)           -           -            -
          Adjusted interest sensitivity gap               $  (19,747)  $  (19,913)  $   6,349   $  49,785    $16,474

     Cumulative adjusted interest sensitivity gap         $  (19,747)  $(39,660)    $(33,311)   $  16,474

     Cumulative adjusted gap ratio                               0.55        0.44        0.57        1.19

     Cumulative adjusted gap as a percentage
          of total earning assets                            (18.79)%    (37.74)%    (31.69)%      15.68%

(1) -     Repricing on a contractual basis unless otherwise noted.
(2) -     Adjustment to approximate the actual repricing of interest bearing demand deposits and savings accounts based upon historical experience.

The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.57, or
$(33,311,000).  Thus, the Bank is in a negative gap position within a one year time frame. This  indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant impact on the Bank's net interest income.  However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms.  Since management believes that repricing of interest bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of June 30,
2000, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates.
The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or downward movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management.  Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at June 30, 2000 was $10,434,000 compared to $10,151,000 at December 31, 1999, representing an increase of $283,000.  A reconciliation of the increase is reported in the Condensed Consolidated
Statement of Shareholders' Equity.   Average total shareholders' equity expressed as a percentage of average total assets was approximately 10.2% at June 30, 2000, which is higher than December 31, 1999's level of 10.0%.
Cash dividends totaling $213,000, or $0.22 per share were declared during the first half of 2000 which is 25.0%
higher than the dividend level paid during the first half of 1999.  These payout levels represented approximately
41.7% and 39.7% of the Company's year-to-date earnings for the six-month periods ended June 30, 2000 and
1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations)
to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2000, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                                                RISK-BASED CAPITAL RATIOS
                                                      June 30, 2000
                                                                                                 Minimum
                                                                              Actual           Requirement

          Tier 1 risk-based capital ratio                                         13.4%           4.00%
          Total risk-based capital ratio                                          14.3%           8.00%
          Leverage ratio                                                           9.7%           3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

YEAR 2000
Industry experts and regulatory officials have identified thirteen critical dates in which the Company must monitor in order to verify that its critical information systems are operating properly.  The Company will continue to monitor its informational systems as future critical dates approach.




PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings
          On June 27, 2000, the Company reached a settlement with a former employee that filed a discrimination claim against the Company with the West Virginia Human Rights Commission.  Due to confidentiality provisions included in the agreement, the settlement amount must remain undisclosed.  However, management feels the amount of the settlement is not material to the Company's financial condition.

          As of June 30, 2000, neither the Company nor its subsidiary Bank are currently involved in any material legal proceedings, other than routine litigation incidental to their business.

     Item 2 - Changes in Securities
          None

     Item 3 - Defaults upon Senior Securities
          None

     Item. 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of shareholders of First National Bankshares Corporation was held on April 27, 2000.
          A total of 724,817 shares, or 75% of outstanding shares, were voted, with 714,132 represented by proxy and 10,685 represented in person.  At this meeting, the following business was transacted:

              a)  Election for three-year term
                  D. Allen Carson, W. Bennett Fuller, G. Thomas Garten and Richard L. Skaggs were elected to serve as Company directors for a three-year term expiring in the year 2003.  Results of the election were as follows:
                                                                                     TOTAL
                                                                                     VOTES
                  Nominees selected by Board of Directors
                      D. Allen Carson                                               721,642
                      W. Bennett Fuller                                             722,067
                      G. Thomas Garten                                              701,792
                      Richard L. Skaggs                                             721,617

                  Nominees from the Floor
                      None

              b)  Election for two-year term
                  Michael G. Campbell was elected to serve as Company director for a two-year term expiring in the year 2002.  Results of the election were as follows:
                                                                                     TOTAL
                                                                                     VOTES
                  Nominee selected by Board of Directors
                      Michael G. Campbell                                           719,717

                  Nominees from the Floor
                      None

              c)  The accounting firm of Arnett & Foster, P.L.L.C. of Charleston, WV was approved by the shareholders as the Company's independent auditing firm as 722,067 shares voted for this appointment, 2,575 shares abstained from voting and 175 votes were cast against the motion.

              d)  No other matters were voted upon by the shareholders at this meeting.

     Item 5. Other Information
None





     Item 6.  Exhibits and Reports on Form 8-K
          a)  All exhibits included with this filing follow the signature page.
              1.  Exhibit 11, Computation of Per Share Earnings, is filed herewith.
              2.  Exhibit 27, Financial Data Schedule, is filed herewith.
          b). The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 2000.





















































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




Date: August 10, 2000



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


