Form 10-Q
period 2000-09-30
FIRST NATIONAL BANKSHARES CORP
filed 2000-11-22
CIK 814178

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549


                                                        FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

    For the quarterly period ended                   September 30, 2000
                                       or

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

The number of shares outstanding of the issuer's classes of common stock as of November 10, 2000:

                              Common Stock, $1 par value -- 967,015 shares




                                THIS REPORT CONTAINS   25 PAGES



                                FIRST NATIONAL BANKSHARES CORPORATION

                                               FORM 10-Q
                      For the Quarterly Period Ended September 30, 2000

                                                INDEX



                                                                                                                    Page
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                 September 30, 2000 and December 31, 1999                                                            3

              Condensed Consolidated Statements of Income -
                Three Months Ended September 30, 2000 and 1999 and
                Nine Months Ended September 30, 2000 and 1999                                                        4

              Condensed Consolidated Statements of Comprehensive Income
                 Three Months Ended September 30, 2000 and 1999 and
                 Nine Months Ended September 30, 2000 and 1999                                                       5

              Condensed Consolidated Statements of Shareholders' Equity -
                Three Months Ended September 30, 2000 and 1999 and
                Nine Months Ended September 30, 2000 and 1999                                                        6

              Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2000 and 1999                                                      7-8

              Notes to Condensed Consolidated Financial Statements                                                9-12

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                          13-21


PART II.      OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                      22

     Item 2. Changes in Securities                                                                                  22

     Item 3. Defaults upon Senior Securities                                                                        22

     Item 4. Submission of Matters to a Vote of Security Holders                                                    22

     Item 5. Other Information                                                                                      22

     Item 6.  Exhibits and Reports on Form 8-K                                                                      22

     SIGNATURES                                                                                                     23

                                   ITEM 1. FINANCIAL STATEMENTS

                              FIRST NATIONAL BANKSHARES CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands of dollars, except per share data)

                                                                                   September 30,          December 31,
                                                                                         2000              1999
ASSETS                                                                                (Unaudited)          (1)

Cash and due from banks                                                            $         2,049    $         3,717
Interest-bearing deposits with other banks                                                       5                 17
Federal funds sold                                                                               -                 30
Securities held to maturity (estimated fair value
     $10,971 and $11,160 respectively)                                                      11,101             11,520
Securities available for sale                                                                9,475             11,357
Loans, net of allowance of $785 and
      $764, respectively                                                                    88,022             74,264
Bank premises and equipment, net                                                             1,587              1,695
Accrued interest receivable                                                                    923                727
Other real estate owned acquired in settlement of loans                                        852                884
Other assets                                                                                   651                618

              Total assets                                                         $       114,665    $       104,829



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits:
          Non-interest bearing                                                     $        10,804    $        10,741
          Interest bearing                                                                  81,147             78,391
              Total deposits                                                                91,951             89,132
     Short-term borrowings                                                                  10,631              4,113
     Other liabilities                                                                         921                960
     Long-term borrowings                                                                      462                473

              Total liabilities                                                            103,965             94,678

Commitments and Contingencies

Shareholders' equity
     Common stock, $1.00 par value, authorized
          10,000,000 shares, issued 967,015 and 964,515
          shares, respectively                                                                 967                965
     Surplus                                                                                 1,042              1,019
     Retained earnings                                                                       8,836              8,370
     Accumulated other comprehensive income                                                   (145)              (203)
              Total shareholders' equity                                                    10,700             10,151

              Total liabilities and shareholders' equity                           $       114,665    $       104,829



(1) Extracted from the December 31, 1999 audited financial statements.

                    See Notes to Condensed Consolidated Financial Statements

                                  FIRST NATIONAL BANKSHARES CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                          (In thousands of dollars, except per share data)

                                                                                 Three Months Ended            Nine Months Ended
                                                                                  September 30,             September 30,
                                                                       2000         1999         2000          1999
Interest income
     Interest and fees on loans                                     $   1,987    $    1,574    $  5,426     $    4,510
     Interest and dividends on securities:
          Taxable                                                         276           357         865            830
          Tax-exempt                                                       36            41         108            123
     Interest on interest-bearing deposits with other banks                 1            26           1             75
     Interest on federal funds sold                                         -            39          26            150
          Total interest income                                         2,300         2,037       6,426          5,688

Interest expense
     Interest on deposits                                                 936           805       2,619          2,261
     Interest on short-term borrowings                                    153             9         308             22
     Interest on long-term borrowings                                       7            71          21            251
          Total interest expense                                        1,096           885       2,948          2,534

          Net interest income                                           1,204         1,152       3,478          3,154

Provision for loan losses                                                  35            50          50             80

          Net interest income after provision
              for loan losses                                           1,169         1,102       3,428          3,074

Other income
     Service fees                                                          79            77         222            223
     Securities (losses)                                                   (3)            -          (3)             -
     Trust income                                                           6             6          30             47
     Other income                                                          20            27          61             72
                                                                          102           110         310            342
Other expense
     Salaries and employee benefits                                       415           410       1,252          1,198
     Net occupancy expense                                                 67            64         205            205
     Equipment rental, depreciation and maintenance                        71            70         208            209
     Data processing                                                       56            43         171            138
     Professional and legal                                                34            31          88             73
     Directors' fees and shareholder expense                               24            26          87             74
     Other operating expenses                                             162           178         525            491
                                                                          829           822       2,536          2,388

Income before income taxes                                                442           390       1,202          1,028

     Income tax expense                                                   146           131         398            341

          Net income                                                $     296    $      259    $    804     $      687

Basic earnings per common share                                     $     0.31   $     0.27    $    0.83    $     0.71
Diluted earnings per common share                                   $     0.30   $     0.27    $    0.83    $     0.71
Dividends per common share                                          $     0.13   $     0.09    $    0.35    $     0.27


                                See Notes to Condensed Consolidated Financial Statements

                                FIRST NATIONAL BANKSHARES CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Unaudited)
                                     (In thousands of dollars)



                                                                        Unaudited                         Unaudited
                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                       September 30,
                                                                  2000          1999            2000           1999

Net Income                                                    $   296        $   259        $    804       $   687

Other comprehensive income:
     Gross unrealized gains/(losses)
          arising during the period                              156            (51)               95         (253)
     Adjustments for income tax (expense)/
          benefit                                                (61)            20               (37)          99
Other comprehensive income, net of tax                            95            (31)               58         (154)

Comprehensive Income                                        $    391      $     228         $     862    $     533





































                    See Notes to Condensed Consolidated Financial Statements

                                          FIRST NATIONAL BANKSHARES CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (Unaudited)
                                    (In thousands of dollars, except per share data)


                                                                         Three Months Ended         Nine Months Ended
                                                                           September 30,             September 30,
                                                                       2000         1999         2000          1999

Balance, beginning of period                                        $  10,434    $   9,882     $ 10,151     $   9,747

     Net income                                                           296          259          804           687

     Cash dividends declared                                             (125)         (86)        (338)         (256)

     Issued 2,500 shares of common
          stock pursuant to stock option
          exercise                                                          -            -           25             -

     Change in net unrealized gain(loss) on
          securities available for sale                                    95          (31)          58          (154)

Balance, end of period                                              $  10,700    $  10,024     $ 10,700     $  10,024
































                      See Notes to Condensed Consolidated Financial Statements

                                          FIRST NATIONAL BANKSHARES CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                (In thousands of dollars)
                                                                                                     Nine Months Ended
                                                                                                      September 30,
                                                                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                $    804     $     687
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                                              164           175
          Provision for loan losses                                                                  50            80
          Deferred income tax (benefit)/expense                                                     (50)           71
          Amortization of security premiums (accretion) of
              security discounts, net                                                               (18)         (132)
          Securities losses, net                                                                      3            -
          (Gain) on disposal of bank premises and equipment                                           -            (6)
          (Increase) Decrease in accrued interest receivable                                       (196)         (205)
          (Increase) Decrease in other assets                                                       (20)          (21)
          Increase (Decrease) in other liabilities                                                  (78)          (36)
          Net cash provided by operating activities                                                 659           613

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits with
          other banks                                                                                12         4,483
     Proceeds from maturities and calls of securities held
          to maturity                                                                             1,012         4,483
     Proceeds from maturities and calls of securities
          available for sale                                                                      2,500         6,502
     Purchases of securities held to maturity                                                      (600)       (8,722)
     Purchases of securities available for sale                                                    (501)      (11,838)
     Loans made to customers, net of principal collected                                        (13,808)       (2,865)
     Principal payments received from leases                                                         32            10
     Proceeds from sale of bank premises and equipment                                                -            20
     Purchases of bank premises and equipment                                                       (56)          (50)
          Net cash used in investing activities                                                 (11,409)      (12,460)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in demand deposits, NOW
          and savings accounts                                                                   (2,799)       15,504
     Net increase (decrease) in time deposits                                                     5,618        (2,442)
     Net increase (decrease) in short-term borrowings                                             6,518         2,956
     Principal payments on long-term borrowings                                                     (11)       (5,011)
     Proceeds from sale of common stock pursuant to
          stock option exercise                                                                      25             -
     Dividends paid                                                                                (299)         (255)
          Net cash provided by financing activities                                               9,052        10,752

          Decrease in cash and cash equivalents                                                  (1,698)       (1,095)

Cash and cash equivalents:
     Beginning                                                                                    3,747         8,016

     Ending                                                                                    $  2,049     $   6,921

                                                       (Continued)
                                See Notes to Condensed Consolidated Financial Statements

                                          FIRST NATIONAL BANKSHARES CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                                       (Unaudited)
                                                (In thousands of dollars)


                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 2000          1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash payments for:
          Interest                                                                             $   2,980    $    2,608

          Income taxes                                                                         $     445    $      267











































                See Notes to Condensed Consolidated Financial Statements

                                  FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                       (Unaudited)
Note 1.       Basis of Presentation
              The accounting and reporting policies of First National Bankshares Corporation, (the "Company" or
              "First National"), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, conform to generally accepted accounting principles and to general policies within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

              The condensed consolidated statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank and FNB Insurance, LLC.  All significant intercompany balances and transactions have been eliminated.  The information contained in the condensed consolidated financial statements is unaudited.  In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made.  All such adjustments were of a normal, recurring nature.  The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 1999 audited financial statements and Form 10-K.

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

Note 2.       Securities
              The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at
              September 30, 2000 and December 31, 1999 are summarized as follows (in thousands):



                                                                                      September  30, 2000
                                                                                                             Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                    Cost         Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $     7,600  $         -   $       120    $     7,480
                  State and political subdivisions                       485            -            20            465
                      Total Taxable                                    8,085            -           140          7,945

                Tax Exempt:
                  State and political subdivisions                     3,016           18             8          3,026

                Total securities held to maturity                $    11,101  $        18   $       148    $    10,971








                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           September 30, 2000
                                                                                                            Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Available for Sale:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $    8,999             -           238          8,761
                  Federal Reserve Bank Stock                             57             -             -             57
                  Federal Home Loan Bank Stock                          646             -             -            646
                  Other equity securities                                 9             -             -              9
                      Total Taxable                                   9,711             -           238          9,473

                Tax Exempt:
                  Federal Reserve Bank Stock                              2             -             -              2

                  Total securities available for sale            $    9,713   $         -   $       238    $     9,475



                                                                                                           December 31, 1999
                                                                                                             Estimated
                                                                  Amortized    Unrealized    Unrealized       Fair
                                                                   Cost          Gains        Losses          Value
              Held to maturity:
                Taxable:
                  U.S. Government Agencies
                      and corporations                           $    8,000   $         -   $       196    $     7,804
                  State and political subdivisions                      500             -           172            328
                      Total Taxable                                   8,500             -           368          8,132

                Tax Exempt:
                  State and political subdivisions                    3,020            21            13          3,028

                  Total securities held to maturity              $   11,520   $        21   $       381    $    11,160


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




                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The maturities, amortized cost and estimated fair values of the Company's securities at
              September 30, 2000 are summarized as follows (in thousands):


                                                                              Held to Maturity             Available for Sale
                                                                                Estimated                   Estimated
                                                                  Amortized      Fair         Amortized       Fair
                                                                   Cost          Value         Cost          Value

                  Due within 1 year                              $    3,000   $     2,987   $         -    $         -
                  Due after 1 but within 5 years                      7,348         7,253         8,999          8,761
                  Due after 5 but within 10 years                       268           266             -              -
                  Due after 10 years                                    485           465             -              -
                  Equity securities                                       -             -           714            714
                                                                 $   11,101   $    10,971   $     9,713    $     9,475

              The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying condensed consolidated financial statements.  Such securities are carried at cost, since they may only be sold back to the respective issuer at par value.

Note 3.       Loans
              Total loans as of September 30, 2000 and December 31, 1999 are summarized as follows (in thousands):
                                                                                        September  30,    December 31,
                                                                                         2000              1999
              Commercial, financial and agricultural                                 $      34,629    $        30,877
              Real estate - construction                                                     1,447              1,451
              Real estate - mortgage                                                        36,711             31,395
              Installment loans to individuals                                              13,190              9,080
              Other                                                                          2,830              2,225
                  Total loans                                                               88,807             75,028

              Less unearned income                                                               -                  -
                  Total loans net of unearned income                                        88,807             75,028

              Less allowance for credit losses                                                 785                764
                      Loans, net                                                     $      88,022    $        74,264

Note 4.       Allowance for Credit Losses
              Analyses of the allowance for credit losses are presented below (in thousands) for the nine month periods ended September 30, 2000 and 1999 and twelve months ended December 31, 1999:

                                                                                            Nine Months Ended
                                                                                   September 30,             Dec 31,
                                                                                2000           1999            1999

              Balance, beginning of period                                $         764     $      766    $       766

                  Loans charged off                                                 (55)          (258)          (291)
                  Recoveries                                                         26             44            189
                      Net losses                                                    (29)          (214)          (102)

                  Provision for credit losses                                        50             80            100

              Balance, end of period                                      $         785     $      632    $       764




                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The Compan's total recorded investment in impaired loans at September 30, 2000 and December
              31, 1999, approximated $374,000 and $0, respectively, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated
              $170,000 and $0, respectively.  All impaired loans were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.       Commitments and Contingencies
              The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk.  These financial instruments include standby letters of credit and commitments to extend credit.  The unused portions of existing lines of credit at September 30, 2000 and December 31,
              1999, and the contract amounts of commitments to lend are as follows, in thousands of dollars:

                                                                          September 30,    December 31
                                                                                2000           1999

              Commitments to extend credit                                $       14,034    $    13,903

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

Note 6.       Earnings per share
              Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.  At September 30, 2000, 43,610 stock options were outstanding under the 1996 incentive stock option plan, representing all of the shares allocated to the plan, net of 4,515 stock options that have been exercised since the plan's inception.  Of the outstanding stock options, 28,140 are fully vested and exercisable, with the remaining options becoming fully exercisable on February 6, 2001.

              Grants under the plan are accounted for following the intrinsic value method.  Accordingly, no compensation cost is recognized for grants under the plan.  Had compensation cost for the stock-
              based compensation plan been determined on the grant date in accordance with the fair value method, net income and earnings per share would have been reduced to the proforma amounts shown below (in thousands except earnings per share data):


                                                                              Nine Months Ended
                                                                                   September 30,
                                                                              2000             1999

              Net income:
                  As reported                                                 $804              $687
                  Proforma                                                    $798              $664
              Basic earnings per share:
                  As reported                                                 $0.83            $0.71
                  Proforma                                                    $0.83            $0.69
              Diluted earnings per share:
                  As reported                                                 $0.83            $0.71
                  Proforma                                                    $0.82            $0.68











                                                        ITEM 2.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "First National"), and its subsidiaries,
First National Bank and FNB Insurance, LLC, for the periods indicated.  This discussion and analysis should be read in conjunction with the Company's 1999 consolidated financial statements and notes included in its Annual
Report to Shareholders and Form 10-K.

The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risk and uncertainty.  In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

EARNINGS SUMMARY
The Company reported net income of $296,000 for the three months ended September 30, 2000 compared to net income of $259,000 for the quarter ended September 30, 1999, a 14.3% increase.  For the nine month period ended September 30, 2000, the Company's net income of $804,000 increased $117,000 from the
$687,000 reported for the same period of 1999, a 17.0% increase.  Basic earnings per common share was
$0.31 for the quarter ended September 30, 2000 compared to $0.27 reported for the third quarter of 1999.
For the nine month period ended September 30, 2000, basic earnings per common share totaled $0.83 compared with $0.71 for the same period of 1999.  An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart both for the three month and for the nine month periods ended September 30, 2000 and 1999.

                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                            September 30,
                                                                Increase                                 Increase
                                           2000        1999        (Decrease)      2000         1999        (Decrease)

Interest income                          $   2.38    $   2.11    $      0.27    $     6.65   $     5.90   $      0.75
Interest expense                             1.13        0.92           0.21          3.05         2.63          0.42
     Net interest income                     1.25        1.19           0.06          3.60         3.27          0.33
Provision for loan losses                    0.04        0.05          (0.01)         0.05         0.08         (0.03)
     Net interest income after
     provision for loan losses               1.21        1.14           0.07          3.55         3.19          0.36
Non-interest income                          0.11        0.12          (0.01)         0.32         0.35         (0.03)
Non-interest expense                         0.86        0.85           0.01          2.63         2.48          0.15
     Income before income taxes              0.46        0.41           0.05          1.24         1.06          0.18
Income tax expense                           0.15        0.14           0.01          0.41         0.35          0.06
                  Net income             $   0.31    $   0.27    $      0.04    $     0.83   $     0.71   $      0.12

Return on average assets (ROA) measures how effectively the Company utilizes its assets to produce income.
Annualized ROA for the third quarter of 2000 was 1.08% compared to 1.00% for the third quarter of 1999.  This compares with an ROA of 0.98% and 0.88% for the nine month periods ended September 30, 2000 and 1999, respectively.  Annualized return on average shareholders' equity (ROE) was 10.97% for the third quarter of
2000 compared to 10.48% in the third quarter of 1999, while year-to-date ROE was 9.93% and 9.27% as of
September 30, 2000 and 1999, respectively.

NET INTEREST INCOME
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds.  Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds.
For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets.  For the periods ended
September 30, 2000 and 1999, the tax-equivalent adjustment was $56,000 and $63,000, respectively.

The Company's net interest income on a fully tax-equivalent basis totaled $3,535,000 for the nine month period ended September 30, 2000 compared to $3,217,000 for the same period of 1999, representing an
increase of $318,000 or 9.9%.   As shown in Table I, total average earning assets increased $4,706,000, or
4.8%, over 1999's total and contributed greatly to the overall increase in interest income.  The increase is primarily due to the $11,167,000 increase in average loans, which is a 16.1% increase over 1999's average balance.  The loan growth has been funded by a $5,721,000 increase in interest bearing liabilities, along with net maturities from the securities portfolio and use of short-term funding sources, such as federal funds sold.

The Company's net yield on interest earning assets ("net interest margin") was 4.56% for the first nine months of 2000 compared to 4.35% in 1999.  The 21 basis point increase in the net interest margin is primarily the result of the Federal Reserve's successive increases in the short-term interest rates.  As discussed above, growth in the
Company's loan portfolio - its highest yielding asset - relative to other interest-earning assets has improved the margin.  In addition, various asset/liability strategies have been employed to minimize the interest rate risk, whereby assets and liabilities re-price with the rise and fall in interest rates, thereby maintaining an interest rate spread that management feels is adequate.  The current net interest margin compares to 4.57% and 4.64% at June 30, 2000 and March 31, 2000, respectively.  Although the yield on the Company's earning assets has increased during the year,  it has been outpaced by the increase in the cost of interest rate liabilities, where it has increased from 4.26%
at March 31, 2000 to its current rate of 4.53%.  Increased competition for deposits from nontraditional financial institutions has prompted the Company to raise interest rates on certain deposit products in order to attract new deposits and to retain its current book of business.  Loan growth has outpaced deposit growth, spurring additional short-term borrowings, which have borne a higher cost compared to the previous year.  Controlling its cost of funds will be paramount for the Company to maintain its current net interest margin.

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

































                                                         TABLE I
                                                AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                                (In thousands of dollars)

                                                         Nine Months Ended                     Nine Months Ended
                                                         September 30, 2000                    September 30, 1999
                                               Average                   Yield/      Average                   Yield/
                                               Balance    Interest(1)     Rate       Balance    Interest(1)     Rate
INTEREST EARNING ASSETS
     Loans (2):                              $   80,553   $    5,426       8.98%   $   69,386   $    4,510       8.67%
     Securities:
          Taxable                                19,075          866     6.05          19,348          830     5.72
          Tax-exempt                              3,019          164     7.24           3,567          186     6.95
              Total securities                   22,094        1,030     6.22          22,915        1,016     5.91
     Interest-bearing deposits with
          other banks                                47            1     2.84           2,073           75     4.82
     Federal funds sold                             605           26     5.73           4,219          150     4.74
              Total interest earning
                  assets                        103,299        6,483     8.37          98,593        5,751     7.78

NON-INTEREST EARNING ASSETS
     Cash and due from banks                      2,792                                 2,300
     Bank premises and equipment                  1,649                                 1,773
     Other assets                                 2,207                                 2,029
     Allowance for loan losses                    (757)                                  (702)
              Total assets                   $  109,190                            $  103,993

INTEREST BEARING LIABILITIES
     Demand deposits                         $   14,895          272      2.43     $   16,181          283     2.33
     Savings deposits                            36,919        1,289      4.66         31,112          948     4.06
     Time deposits                               27,202        1,058      5.19         28,295        1,030     4.85
          Total interest-bearing deposits        79,016        2,619      4.42         75,588        2,261     3.99
     Short-term borrowings                        7,214          308      5.69            962           22     3.05
     Long-term FHLB borrowings                      479           21      5.85          4,438          251     7.54
          Total other interest bearing liabilities7,693          329      5.70          5,400          273     6.74

          Total interest bearing liabilities     86,709        2,948      4.53         80,988        2,534     4.17

NON-INTEREST BEARING LIABILITIES
     AND SHAREHOLDERS' EQUITY
          Demand deposits                        10,916                                12,251
          Other liabilities                         769                                   870
          Shareholders' equity                   10,796                                 9,884
                  Total liabilities and
                  shareholders' equity       $  109,190                            $  103,993

              NET INTEREST
                  EARNINGS                                $    3,535                            $    3,217
NET YIELD ON INTEREST EARNING
     ASSETS                                                               4.56%                                 4.35%

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2000 and 1999.
(2) - For purposes of these computations, non-accrual loans are included in the amounts of average loans outstanding.
      Included in interest are loan fees of $74,000 and $120,000 for 2000 and 1999, respectively.
















                                                        TABLE II

                                         CHANGES IN INTEREST INCOME AND EXPENSE
                                   DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                                (In thousands of dollars)


                                                                                              Nine Months Ended
                                                                                     Sept. 30, 2000 vs. Sept. 30, 1999
                                                                                              Increase (Decrease)
                                                                                               Due to Changes in:
                                                                             Volume(1)       Rate(1)         Total
INTEREST EARNING ASSETS
     Loans                                                                 $       747    $       169    $        916
     Securities:
          Taxable                                                                  (12)            48              36
          Tax-exempt (2)                                                           (29)             7             (22)
              Total securities                                                     (41)            55              14
     Interest-bearing deposits with other banks                                    (52)           (22)            (74)
     Federal funds sold                                                            (150)           26            (124)

          Total interest earning assets                                            504            228             732

INTEREST BEARING LIABILITIES
     Demand deposits                                                               (23)            12             (11)
     Savings deposits                                                              191            150             341
     Time deposits                                                                 (41)            69              28
     Short-term borrowings                                                         252             34             286
     Long-term borrowings                                                         (184)           (46)           (230)

          Total interest bearing liabilities                                        195           219             414

              NET INTEREST EARNINGS                                        $        309   $         9    $        318


(1) -The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) -Calculated on a fully tax-equivalent basis using the rate of 34%.


PROVISION FOR LOAN LOSSES
The provision for loan losses represents charges to earnings necessary to maintain an adequate allowance for loan losses. During the third quarter of 2000, the Bank made a $35,000 provision for loan losses compared to $50,000 during the third quarter of 1999.  For the nine months ended September 30, 2000 and 1999, respectively, the provision for loan losses was $50,000 and $80,000.  For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.

NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield-related loan fees.
For the nine month period ended September 30, 2000, non-interest income totaled $310,000, representing a decrease of $32,000 from the $342,000 recorded during the same period of 1999, while on a quarter-to-
quarter basis, total non-interest income decreased to $102,000 for the third quarter of 2000 compared to
$110,000 for the third quarter of 1999.  As a percentage of average assets, non-interest income (annualized)
was 0.38% and 0.44% for the nine month periods ended September  30, 2000 and 1999, respectively.  The significant items affecting non-interest income are discussed below.

Estates and other trust services tend to fluctuate from year to year.  Trust income for the nine month period ended 2000, which totaled $30,000, is $17,000 less than the income level reported for the same period in
1999.  For the quarter, trust income totaled $6,000 for 2000 and 1999, respectively.  Total assets administered by the Bank's trust department have decreased following the settlement of a single large estate in 1999.  This decrease in trust assets has led to the decline in trust income.  The Bank signed an agreement in July 2000 with a trust manager whereby all current and future estates and trusts will be managed by the third party.  The contract may be terminated by either party with 90 days written notice.  The agreement bolsters the Bank's access to various resources and expertise in trust management, and will allow the Company to focus on marketing the service in its primary and contiguous market areas; a service which management feels can be efficacious given the demographics of the market areas.  The agreement stipulates a revenue sharing provision with the third party.  Management expects future trust income as reported in the statement of income to be markedly lower due to the revenue sharing discussed above, at least until the Company can implement its marketing strategies.

NON-INTEREST EXPENSE
Non-interest expense comprises overhead costs which are not related to interest expense or to losses from loans or securities.  As of September 30, 2000, the Company's year to date non-interest expense totaled
$2,536,000, an increase of $148,000, or 6.2%, over total non-interest expense incurred for the nine months ended September 30, 1999.  On a quarter-to-quarter basis, non-interest expense increased to $829,000 for the third quarter of 2000 from $822,000 during the third quarter of 1999. Expressed as a percentage of average assets, non-interest expense (annualized) for the nine month periods ended 2000 and 1999 was 3.1%
for both periods.  The significant items affecting non-interest expense are discussed below.

Salaries and employee benefits are the Company's largest non-interest cost, representing approximately
49.4% and 50.2% of total non-interest expense for the nine months ended September 30, 2000 and 1999, respectively.  For the nine months ended September 30, 2000, salaries and employee benefits increased
$54,000, or 4.5% compared to the same period of September 30, 1999.  For the quarter, salaries and employee benefits increased from $410,000 reported in 1999 to $415,000 reported in the same period of 2000, an increase of $5,000 or 1.2%.  Annual merit raises and escalating medical insurance have accounted for the year to date variance.  During the quarter, these items were mitigated due to having one less full-time employee.

Data processing has increased $13,000 and 33,000 (or 30.2% and 23.9%) for the quarter and nine months ended
September 30, 2000, respectively, when compared to 1999.  In April 2000, the Company installed a customer database system which assists in identifying product and customer profitability.  The costs of processing and maintaining the data with the vendor have been $5,000 and $16,000 for the quarter end and year to date, respectively.  In July 2000, the Company began offering its online banking product.  To date, direct costs associated with the product have amounted to $6,000.

Professional and legal expense increased $3,000 from the $31,000 reported in quarter end 1999.  Similarly, for the nine months ended September 30, 2000, the expense is $15,000 more than the amount reported in 1999.  Both variances are due to general fee structure increases assessed by our professional service providers.

Director's fees and shareholders' expense increased $13,000, or 17.6%, year to date when compared to 1999.
The increase is due to the net addition of one board member during the first nine months of 2000.   Shareholders'
expense is more in 2000 compared to 1999 due to the Company outsourcing its stock transfer function to a third party beginning with the third quarter of 1999.  Prior to this, the expense was borne by the Company internally in salaries expense.

INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $398,000 for the nine month period ended September 30, 2000 compared to $341,000 incurred in 1999.  The effective tax rate approximated 33% for the three and nine months ended September 30, 2000 and was comparable to 1999.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $114,665,000 at September 30, 2000, compared to $104,829,000 at
December 31, 1999, representing an increase of $9,836,000, or 9.4%, while average assets during the first nine months of 2000 were $109,190,000.  Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Cash and Cash Equivalents
At September 30, 2000, cash and due from banks totaled $2,049,000 compared to $3,747,000 at December
31, 1999, a decrease of $1,629,000.  Subsequent to December 31, 1999, the Company lowered its cash on hand which was being held due to Year 2000 liquidity.  The current balance is commensurate with historical cash requirements.

Securities and Federal Funds Sold
The Bank's total securities portfolio decreased by $2,301,000 or 10.1% from December 31, 1999.  The decrease is due to net maturities during the year, which were used to fund loan growth and/or pay down borrowings.


At September 30, 2000, the estimated fair market value of the Company's security portfolio (including held to maturity securities) is $368,000 below the portfolio's amortized cost.  The declines, which do not impact net income, are a function of the rise and fall in interest rates and are believed to be temporary, as the credit quality of the portfolio remains strong.  The majority of the portfolio consists of U.S. Government agencies and highly-rated state and municipal bonds (Moody/S&P ratings of AA- and higher).  A summary of the Company's securities portfolio is included as Note 2 to the condensed consolidated financial statements.

It is the Bank's philosophy to minimize its involvement in overnight funds, however due to liquidity reasons (i.e.'
fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis.  The Company's federal funds sold position was $0 at September 30, 2000.  The average balance for the first nine months of 2000 was $605,000.  Strong loan growth over the past nine months has aided in minimizing the Company's investment in the overnight market.  See further discussion of liquidity in the LIQUIDITY AND INTEREST RATE RISK
MANAGEMENT section below.

Loans and Related Risk Elements
Overall, the Company's loan portfolio has increased $13,779,000 or 18.4% since December 31, 1999.  Various marketing strategies have been successful in growing the loan portfolio.  In addition, bank consolidation in the
Company's primary market area has afforded the Company an opportunity to capitalize on new customer relationships.  Through the strength of its business and personal relationships, future loan growth, primarily in high-
quality commercial and commercial real estate loans and residential mortgages, is anticipated by Bank management.

The Company's largest loan portfolio is its real estate mortgage portfolio, which totaled $36,711,000 at September
30,  2000 or 41.3% of total loans outstanding, and increased $5,316,000 from year end 1999.  Commercial, financial and agricultural loans (which include loans secured by commercial real estate) totaled $34,629,000 at
September 30, 2000 and represent 39.0% of total loans outstanding at September 30, 2000.  The other major portfolio is the Company's installment loans portfolio which was $13,190,000 at quarter end and comprised approximately 14.9% of total loans at September 30, 2000.  A summary of the Bank's loans by category in comparison to year end 1999 is included in Note 3 to the condensed consolidated financial statements.

The allowance for loan losses was $785,000 at September 30, 2000 compared to $764,000 at December 31, 1999.
Expressed as a percentage of loans (net of unearned income), the allowance for loan losses was 0.88% at
September 30, 2000 compared to 1.02% at December 31, 1999.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated.  On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance which encompasses evaluating problem credits and their potential loss, if any.  In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses.  In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio.

 A summary of the Company's past due loans and non-performing assets is provided in the following table:

                                   SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                                                (in thousands of dollars)


                                                                          September 30,         December 31,
                                                                      2000          1999            1999

Loans past due 90 or more days still accruing                     $         -   $         -       $       -

NONPERFORMING assets:
     Non-accruing loans                                           $       390   $       141       $       -
     Other real estate owned                                              852           865             884

                                                                  $     1,242   $     1,006       $     884

Total nonperforming assets at September 30, 2000 increased $358,000 from its December 31, 1999 balance. One credit, which management has identified as impaired, accounts for $374,000 of the total non-accruing loans.  A specific reserve for loss has been assigned to the credit ($170,000), which management feels is adequate.
Included in other real estate owned is a parcel of commercial property carried at $824,000 as of September 30,
2000.  The building and related improvements are currently leased under a three year contract.  The lease is structured as a triple-net lease, where the lessee pays all expenses associated with the property.  All lease payments received under the agreement have been applied against the carrying amount of the property under a cost-recovery method.  See the Company's financial statements included in the 1999 Form 10-K for a more detailed discussion of the lease arrangement.

Deposits and Other Funding Sources
Total deposits increased 3.2% to $91,951,000 as of September 30, 2000, from $89,132,000 at December 31,
1999.  On average, total deposits during the first nine months of 2000 were $89,932,000.  The Company has actively pursued deposits within the past nine months and has been successful in attracting new relationships.
Management expects future deposit growth to be slow over the next quarter as the market for deposits remains very competitive.  As a result, the Company will rely on other funding sources, such as its short-term borrowings, as needed in order to meet its liquidity needs.

At quarter end, non-interest bearing deposits totaled $10,804,000, or 11.7% of total deposits, compared to
$10,471,000 at year end 1999.  On average for the nine months ended September 30, 2000, these deposits totaled
$10,916,000.  Interest-bearing deposits totaled $81,147,000 at September 30, 2000, or 88.3% of total deposits, an increase of $2,857,000 from the December 31, 1999 balance of $78,391,000.  Average interest-bearing deposits totaled $79,016,000 year to date.  Interest-bearing deposits consisted of the following at September  30,
2000 and December 31, 1999 (in thousands):


                                                                    Sept. 30,    December 31,
                                                                       2000              1999

         Demand deposits                                          $  14,038           $ 15,549
         Savings                                                     36,150             37,400
         Certificates of deposit                                     30,959             25,442
              Total                                               $  81,147          $  78,391

The Company has three deposit relationships, comprising of both interest and non-interest bearing deposits, that may fluctuate significantly on a daily basis.  These relationships had average outstanding balances of $2,918,000, or 3.2% of the average total deposits for the nine months ended September 30, 2000.  Fluctuations within the account balances may have a significant impact on the Company's net interest margin as other funding sources, such as federal funds purchased, generally cost more than the weighted average rate paid on the three relationships.

Short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements",
Federal funds purchased, and a one year note from the FHLB.  At September 30, 2000, the respective balances of each borrowing was $2,345,000, $5,286,000, and $3,000,000, respectively.  At December 31, 1999, short-term borrowings of $4,113,000 consisted entirely of repurchase agreements.  Strong loan growth coupled with slow deposit growth has prompted additional activity in short-term borrowings.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity measures the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements.
Liquidity is provided primarily by funds invested in cash and due from banks and federal funds sold, which totaled $2,054,000 at September 30, 2000 versus $3,764,000 at December 31, 1999.  The Company's cash position at year end 1999 was higher than normal due to a cash buildup for Year 2000 withdrawals.  The
Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated funding needs are met.

Further enhancing the Company's liquidity is the availability as of September 30, 2000 of $3,015,000 of debt securities maturing within one year.  Also, the Company has classified additional debt and equity securities with an estimated fair value totaling $9,475,000 as available for sale.  Additionally, the Company's subsidiary bank has unused lines of credit available under existing borrowing arrangements with correspondent banks approximating $40,000,000 should the need arise.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and liabilities resulting from changes in market rates.  The Company seeks to minimize interest rate risk through asset/liability management.  The Company's principal asset/liability management strategy is gap management.
Gap is the measure of the difference between the volume of repricing interest earning assets and interest bearing liabilities during given time periods.  When the volume of repricing interest earning assets exceeds the volume of repricing interest bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment.  The opposite case, a negative gap, generally is favorable during a declining rate environment.  When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling.  An analysis of the Company's current gap position is presented in TABLE III.



                                                        TABLE III
                                             INTEREST RATE SENSITIVITY GAPS
                                                   September 30, 2000
                                                (In thousands of dollars)

                                                                                                Repricing (1)
                                                           0 to 3      3 to 6       6 to 12     After
                                                             Months      Months      Months     12 Months  Total

INTEREST-EARNING ASSETS
     Loans, net of unearned income                        $   28,037   $   4,877    $  13,777   $  42,116    $  88,807
     Securities, at amortized cost                                 -          15        3,000      17,085       20,100
     Interest-bearing deposits with other banks                    5           -            -           -            5
     Federal funds sold                                            -           -            -           -            -
              Total interest-earning assets                   28,042       4,892       16,777      59,021      108,912

INTEREST-BEARING LIABILITIES
     Demand deposits                                          14,038         -            -           -         14,038
     Savings deposits                                         36,150         -            -           -         36,150
     Time deposits                                             4,093       5,954        9,461      11,552       31,060
     Short-term borrowings                                    10,254         262          115           -       10,631
     Long-term FHLB borrowings                                     4           4            8         446          462
          Total interest-bearing liabilities                  64,539       6,220        9,584      11,998       92,341

          Contractual interest sensitivity gap               (36,497)     (1,328)        7,193      47,203       16,571

     Adjustment (2)                                           23,952     (23,952)          -           -            -

          Adjusted interest sensitivity gap               $ (12,545)   $  (25,280)  $   7,193     $  47,203      $16,571

     Cumulative adjusted interest sensitivity gap         $  (12,545)   $(37,285)   $(30,632)   $  16,571

     Cumulative adjusted gap ratio                               0.69        0.47        0.62        1.18

     Cumulative adjusted gap as a percentage
          of total earning assets                            (11.52)%    (34.73)%    (28.13)%      15.22%


(1) -Repricing on a contractual basis unless otherwise noted.
(2) -Adjustment to approximate the actual repricing of interest-bearing demand deposits and savings accounts based upon historical experience.


The preceding table reflects the Bank's cumulative one year net interest sensitivity position, or gap, as 0.62, or
$(30,632).  Thus, the Bank is in a negative gap position within a one year time frame. This  indicates that a significant increase in interest rates within a short time frame during the next 12 months could have a significant impact on the Bank's net interest income.  However, interest rates on the majority of the Bank's interest-bearing deposits may be changed by management at any time based on their terms.  Since management believes that repricing of interest-bearing deposits in an increasing interest rate environment will generally lag behind the repricing of interest-bearing assets, the Bank's interest rate risk within one year is at an acceptable level.

The information presented in the table above represents a static view of the Bank's gap position as of September
30, 2000, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates.  The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or downward movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management.  Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth and to effectively serve the communities in which they are located.

Total shareholders' equity at September 30, 2000 was $10,700,000 compared to $10,151,000 at December 31,
1999, representing an increase of $549,000.  A reconciliation of the increase is reported in the condensed

consolidated statements of shareholders' equity included in Item I, page 6.   Average total shareholders' equity
expressed as a percentage of average total assets was approximately 9.9% at September 30, 2000 and December
31, 1999.  Cash dividends totaling $338,000, or $0.35 per share were declared during the nine months ended
September 30, 2000 which is 29.6% higher than the dividend level paid during the same period of 1999.  These payout levels represented approximately 42.0% and 37.3% of the Company's year-to-date earnings for the nine-
month periods ended September 30, 2000 and 1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations)
to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2000, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:


                                                RISK-BASED CAPITAL RATIOS
                                                   September 30, 2000
                                                                                                 Minimum
                                                                              Actual           Requirement

          Tier 1 risk-based capital ratio                                        12.98%           4.00%
          Total risk-based capital ratio                                         13.92%           8.00%
          Leverage ratio                                                          9.57%           3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.




















PART II.  OTHER INFORMATION


     Item 1. Legal Proceedings
          As of September 30, 2000, neither the Company nor its subsidiaries are currently involved in any material legal proceedings, other than routine litigation incidental to their business.

     Item 2 - Changes in Securities
          None

     Item 3 - Defaults upon Senior Securities
          None

     Item. 4. Submission of Matters to a Vote of Security Holders
          None

     Item 5. Other Information
          None

     Item 6.  Exhibits and Reports on Form 8-K

          a) Exhibit 27, Financial Data Schedule, is filed herewith following the signature page.

          b). First National filed a Form 8-K on September 13, 2000 in which it announced a change in independent auditors. The document is incorporated herein by reference in its entirety.



































                                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        FIRST NATIONAL BANKSHARES CORPORATION



                                      By /s/
 .                                     L. Thomas Bulla
                                      President and Chief Executive Officer


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





Date: November 10, 2000