Form 10-K
period 2000-12-31
FIRST NATIONAL BANKSHARES CORP
filed 2001-03-29
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D.C.  20549

                                                       FORM 10-K
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]
         For the fiscal year ended      December 31, 2000
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

As of March 1, 2001, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant was $15,540,240. This value is based on the price at which said stock was actually sold in a transaction reported to management which took place on or about March 1, 2001, (management believes $16.00 was paid per share), since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ.

The total number of shares of the registrant's common stock outstanding as of
March 1, 2001 was   971,265  .

Documents Incorporated by Reference:

                                                                             Part of Form 10-K into which
Document                                                                       the document is incorporated
Articles of Incorporation, from September 30, 1999 Form 10-Q                           Part IV, Item 14
By-Laws, from September 30, 1999 Form 10-Q                                             Part IV, Item 14
Material Employment Contract, from December 31, 1994 Report 10-K                       Part IV, Item 14
Material Lease Contract, from March 31, 1996 Form 10-Q                                 Part IV, Item 14
S-8 Registration Statement, from July 31, 1996 Form S-8                                Part IV, Item 14
Specimen Copy of Incentive Stock Option Plan Agreement, from
     December 31, 1996 Report 10-K                                                     Part IV, Item 14

                      THIS REPORT CONTAINS  61  PAGES.  THE INDEX TO EXHIBITS IS ON PAGE  55   .

                                         FIRST NATIONAL BANKSHARES CORPORATION
                                                       Form 10-K

                                                   Table of Contents
                                                                                                                 Page
PART I

         Item 1 - Business.........................................................................................3-6

         Item 2 - Properties.........................................................................................6

         Item 3 - Legal Proceedings..................................................................................6

         Item 4 - Submission of Matters to a Vote of Security Holders................................................7

PART II

         Item 5 - Market for the Registrant's Common Stock and Related
                    Stockholder Matters..............................................................................7

         Item 6 - Selected Financial Data............................................................................8

         Item 7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operation..............................................................9-19

         Item 7a - Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . .  . . . . . . . .  19-22

         Item 8 - Financial Statements and Supplementary Data.......................................................22-44

         Item 9 - Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..........................................................45

PART III

         Item 10 - Directors and Officers of the Registrant......................................................45-47

         Item 11 - Executive Compensation........................................................................47-49

         Item 12 - Security Ownership of Certain Beneficial Owners and
                     Management..................................................................................49-50

         Item 13 - Certain Relationships and Related Transactions................................................50-51

PART IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................52

         Signatures.................................................................................................53



                                                            PART I

ITEM 1 - BUSINESS

Organizational History
First National Bankshares Corporation (referred to in this report as the "Company") is a West Virginia corporation.  It was organized on January 28, 1986, and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

The Company has two wholly-owned subsidiaries, a national banking association known as First National Bank (the
"Bank") and a non-banking subsidiary known as FNB Insurance, LLC.  The Bank was originally organized and chartered in 1888, but was reorganized after the Great Depression and now operates under a charter dated 1933.  Pursuant to a plan of reorganization, the Bank became a wholly-owned subsidiary of the Company on August 3, 1987.  FNB Insurance, LLC
was organized on September 27, 2000 for the purpose of investing in ProServ, LLC, an insurance agency operating in the
State of West Virginia selling property and casualty insurance.  Along with other investors, FNB Insurance, LLC will share in the results of ProServ, LLC.  The majority of the Company's business activities are conducted through the Bank, as the
Bank presently accounts for substantially all of the Company's assets, revenues and earnings.  As such, the following discussion will primarily focus on issues affecting the Bank.

General
The Bank is a federally insured depository institution offering a wide variety of services that are typical of full service community banks from its main office located in Ronceverte and from its branch offices in Lewisburg and Charleston, West
Virginia. The Bank accepts deposits primarily from customers located within its primary market area.  The Bank offers both its individual and business customers assorted deposit products with various maturities and interest rates, including noninterest-bearing and interest-bearing demand deposits, savings deposits, certificates of deposit, club accounts and individual retirement accounts. The Bank offers automated teller machines (ATM's) which allow customers to make deposits, withdraw cash, and transfer funds.  In addition, the Bank offers automated telephone banking, whereby customers can use a touch-tone telephone to access account information and transfer funds between accounts.  In July
2000 the Bank began offering its online banking product Mr. First(sm).  The basic service enables customers to access their accounts via a secure Internet connection from the Bank's web-site (www.fnbwv.com), where they can review account activity and transfer funds among their accounts.  A bill pay service is also available for those customers wishing to pay bills electronically.

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans.  Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower.  Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment.  Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property.  Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts.  A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. The
Bank's interest rate terms generally include variable rate features or three to five year balloon maturities, thereby minimizing the Bank's exposure to interest rate risk.  The Bank offers fixed rate residential loans through its secondary market program, whereby the Bank will originate fixed rate loans on behalf of a third party in exchange for a loan fee collected at the time of the loan's closing.  The loan product is offered in all markets in which the Bank competes and will be the main focus of the new loan production office in Covington, VA.  See further discussion of the Covington operations in the PROPERTIES section.  Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience.  The Bank does not currently participate in any indirect lending programs.
The Bank's participation in lease financing is immaterial.

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

Market Area
The Bank's primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County, plus
Charleston and surrounding Kanawha County.  Greenbrier County is predominately rural and comprised of moderate income households.  Major employment in the area includes agriculture, tourism, health care, education and light manufacturing.  Unemployment rates in the Greenbrier county area often exceed the state average, with 2000's average
(seasonally adjusted) unemployment rate being 6.9% versus West Virginia's statewide average of 5.5%.  As of December
31, 2000, the Bank's operations in Greenbrier County accounted for approximately 74% of total loans and 96% of total deposits.

The Charleston branch is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia.  Primary employment is related to various professional service industries, health care, state government, and the chemical industry.  The Charleston area typically has unemployment rates far below the state average, with Kanawha County's average unemployment rate for 2000 being 4.2%.  The Charleston MSA is much more insulated from economic downturns than the Greenbrier County area.

In February 2001, the Company opened a loan production office ("LPO") in Covington, VA.  The office is currently staffed with one full-time loan officer who will specialize in mortgage loans. The office is located approximately thirty-six miles west of the Company's headquarters.  Over the past year, the Company has conducted light advertising in this market in anticipation of its opening the LPO.  The market appears to be a natural fit for the Company due to its demographics and proximity.

Competition
The banking and financial services business are highly competitive, especially in the Bank's market area.  The Bank's principal competitors in Greenbrier County include four other commercial banks, each of which are owned by statewide or regional bank holding companies.  As of December 31, 2000, management estimates that the Bank had 18% of the deposit market share and 15% of the total loan market share.  In addition, the Bank also competes for loans, deposits and trust accounts with other regional banks, credit unions, savings and loan associations, consumer finance companies, insurance companies and direct lending agencies affiliated with Federal and state governments.

The Charleston area is serviced by the state's five largest banking organizations, as well as regional and small independent banks.  Currently, the Company's market share is estimated to be less than 1% for both deposits and loans.

The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services providers.  In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted  assets, which include off-balance sheet items, against both total qualifying capital  (the sum of Tier 1 capital  and  limited  amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding  companies) and minority  interests in certain subsidiaries,  less most  intangible  assets.  Tier 2 capital  may  consist of a limited  amount of the allowance for possible loan and lease losses,  cumulative preferred stock, long-term preferred stock,  eligible term subordinated debt and certain other instruments with some  characteristics of equity. The inclusion of elements  of Tier 2  capital  is  subject  to  certain  other  requirements  and limitations  of the federal  banking  agencies.  In addition  to the  risk-based  guidelines,  federal  banking  regulators  require banking organizations  to maintain a minimum  amount of Tier 1 capital to total assets, referred to as the leverage ratio.

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

FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category.  Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements.
FDICIA establishes five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly-under-
capitalized and critically-under-capitalized.

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-
based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order,
agreement or directive to meet and maintain a specific capital level for any capital measure.   The Company's banking
subsidiary was a "well-capitalized" institution as of December 31, 2000.

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

Gramm-Leach-Bliley Financial Services Modernization Act - Enacted on November 12, 1999, the Act repeals two provisions of the Glass-Steagall Act that have separated banking, insurance, and securities activities for the latter two-
thirds of this century.  The law creates a new financial services structure, the financial holding company, under the Bank
Holding Company Act.  Financial companies will be able to engage in any activity that is deemed "financial in nature."
Therefore, banks will be able to affiliate with securities firms and insurance companies within the same financial holding company and, through that structure, bring a broad array of financial products to the marketplace, including traditional banking products, investment products, insurance, and mutual funds.

Employees
At December 31, 2000, the Bank employed 40 full-time employees.  The Company has no employees who are not also employees of the Bank.  Such employees are not represented by any collective bargaining unit, and management believes its employee relations are good.

Statistical Information
The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in "Item
7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 19 of this report.


ITEM 2 - PROPERTIES
The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia.  The building, which approximates
7,700 square feet in size,  is fully used by the Bank in its operations.  It also owns an adjacent drive-in banking facility that provides drive-in services, as well as customer parking.

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

The LPO in Covington, VA is located at 180 Monroe avenue in Covington, VA.  The location, which consists of a one-room office space comprising approximately 100 square feet, is currently leased from a related party on a monthly basis.

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


ITEM 3 - LEGAL PROCEEDINGS
Various legal proceedings are presently pending in which the Bank is a named party.  These proceedings involve routine litigation incidental to the Bank's business.  In Management's opinion, based upon advice of counsel, the resolution of such proceedings will not have a material impact on the Bank's financial position.




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                                            PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
As of March 1, 2001, the Company's common stock was held by approximately 450 stockholders of record.

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

While management occasionally knows of the actual price paid for its common stock in a transaction, management is not aware of prices paid in most, and sometimes all, sales of the Company stock since such transactions are privately negotiated.  However, in some of these transactions, individuals have called the Company and asked for a value for its common stock.  In response to such inquiries, the Company provides the individual with the book value of its common stock as of the end of the most recent quarter, as well as the most recent price per share paid in transactions reported to management.  Stock trades during 2000 that were reported to management were at $16.00 per share.  Since trades reported to management are infrequent, and private trades may be conducted which are not reported to management, no representations can be made regarding the fair value.  Accordingly, the following high and low prices are the book values of a share of the Company's common stock at the beginning and end of each of the quarters as shown below.

-------------------------------------------------------------------------------------------------------------------


                                                     Book Value                         Book Value
                                                          2000                              1999
                                                  High          Low                   High         Low
       First Quarter                           $   10.63    $   10.55                $10.16      $ 10.15
       Second Quarter                              10.79        10.69                 10.25        10.22
       Third Quarter                               11.06        10.88                 10.36        10.33
       Fourth Quarter                              11.31        11.14                 10.55        10.42

-------------------------------------------------------------------------------------------------------------------


A summary of dividends per share declared during 2000 and 1999 follows:

--------------------------------------------------------------------------------


                                                        2000             1999
                First Quarter                       $   0.11          $   0.09
                Second Quarter                          0.11              0.09
                Third Quarter                           0.13              0.09
                Fourth Quarter                          0.17              0.15

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

ITEM 6. - SELECTED FINANCIAL DATA

                                                                  (Dollars in thousands, except per share data and ratios)

                                                                2000         1999          1998        1997          1996
SUMMARY OF OPERATIONS
     Interest income                                         $    8,761   $    7,707   $    7,564   $    7,041   $     6,166
     Interest expense                                             4,079        3,390        3,372        3,077         2,393
     Net interest income                                          4,682        4,317        4,192        3,964         3,773
     Provision for loan losses                                       73          100          449           31             0
     Noninterest income                                             433          455          445          422           433
     Noninterest expense                                          3,404        3,175        3,167        3,087         3,140
     Income before income taxes                                   1,638        1,497        1,021        1,268         1,066
     Net income                                                   1,100        1,002          724          792           736

PER SHARE DATA
     Net income:
          Basic                                              $     1.14   $     1.04   $     0.75   $     0.82   $      0.76
          Diluted                                                  1.13         1.03         0.75         0.82          0.76
     Cash dividends declared                                       0.52         0.42         0.33         0.32          0.28
     Book value per share                                         11.31        10.52        10.11         9.69          9.19

AVERAGE BALANCE SHEET SUMMARY
     Loans, net                                              $   81,681   $   69,835   $   68,696   $   63,620   $    48,037
     Securities                                                  21,722       23,460       17,375       18,646        23,341
     Deposits                                                    91,173       88,821       78,949       75,149        69,838
     Long-term debt                                                 465        3,439        5,494        3,862             0
     Shareholders' equity                                        10,798        9,941        9,543        9,239         8,672
     Total assets                                               110,493      104,591       96,442       90,824        79,985

AT YEAR END
     Loans, net                                              $   87,759   $   74,264   $   68,671   $   69,108   $    52,800
     Securities                                                  20,996       22,876       17,866       17,311        22,617
     Deposits                                                    96,525       89,132       81,221       78,336        73,316
     Long-term debt                                                 458          473        5,488        5,500             0
     Shareholders' equity                                        10,986       10,151        9,747        9,325         8,841
     Total assets                                               114,875      104,829       98,353       95,430        83,668

SELECTED RATIOS
     Return on average assets                                     1.00%        0.96%        0.75%         0.87%         0.92%
     Return on average equity                                    10.19        10.08         7.59          8.57          8.49
     Average equity to average assets                             9.77         9.50         9.90         10.17         10.84
     Dividend payout ratio                                       45.76        40.38        43.64         38.92         36.35



ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking Statements
The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management.  This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainty.
In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors could cause the
Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Introduction
The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of the Company for the applicable periods covered by the consolidated financial statements appearing in Item
8 of this report.  This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto.  Certain amounts in this discussion, as previously presented, have been reclassified from prior years to conform to current year classifications.  Amounts and percentages have been rounded for purposes of discussion.

Earnings Summary
The Company reported net income of $1,100,000 for 2000, an increase of $98,000 or 9.8% over the $1,002,000 reported for 1999.  On a per share basis, diluted earnings per share was $1.13 in 2000, $1.03 in 1999, and $0.75 in 1998. The
increase in 2000 earnings was largely attributable to a $365,000 or an 8.5% increase, in net interest income.  The increase was partially offset by an increase in operational costs which were up 7.2% or $229,000 in 2000.  The various factors significantly influencing results of operations are included in the following discussion.

Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 1.00% for 2000, compared to 0.96% for 1999 and 0.75% for 1998. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 10.19% in 2000, 10.08%
in 1999, and 7.59% in 1998.

Net Interest Income
The most significant component of the Company's net earnings is net interest income, which is the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits and borrowings.
Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds.  Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets.  For the years ended 2000, 1999, and
1998, tax-equivalent adjustments of $75,000, $84,000 and $91,000, respectively, are included in interest income, and were computed assuming a tax rate of 34.0% in all periods.

2000 Versus 1999
The Company's net interest income increased $357,000 or 8.1% from 1999 on a fully tax equivalent basis.  The increase is largely due to the16.9% growth in the Company's average loans outstanding.  Funding of the Company's growth came in part from the conversion of its short-term investments (Federal funds sold) and net maturities from its security portfolio.
The remaining funding came from a $5,733,000 increase in average short-term borrowings.  As shown in Table II, the rate volume analysis, increased average loan volume contributed $1,071,000 in additional interest income.  Similarly, increased
volume in the Company's interest-bearing liabilities contributed an additional $328,000 in interest expense.   The
company's net yield on interest earning assets or net interest margin measured 4.54%, 4.45% and 4.69% for 2000, 1999 and 1998, respectively.  The improvement is due in part to the deployment of more assets in loans, which are the
Company's highest yielding asset.

Year 2000 was marked by a rising interest rate environment.  The prime rate increased 1.25% from the beginning of the year to the end of the year.  As a result, the Company's yield on interest earing assets increased from 7.88% in 1999 to
8.44% in 2000.  A similar effect was experienced in the Company's cost of funds, where the weighted average rate on its interest-bearing liabilities increased from 4.15% in 1999 to 4.64% in 2000.  As presented in Table II, the overall change in rate had a negative impact on net interest income of $72,000.  Competition for deposits remains a challenge for the

Company as well as the industry.  In order to fund the loan growth, the Company offered competitive rates on its seven and eighteen month time deposits.

1999 Versus 1998
Net interest income in 1999 was $118,000 greater than net interest income reported in 1998.  The net increase was due to the growth in the Company's interest earning assets relative to the growth in interest-bearing liabilities.  The growth was primarily funded by two new significant demand deposit relationships obtained in May 1999, a portion of which was maintained in a noninterest-bearing account.  Because the cost of funds is lower on demand deposits, the Company was able to capitalize on the spread between the yield on the assets acquired or funded with the deposits and the weighted
average interest rate paid on the new accounts.   The net effect of the growth in interest earning and interest-bearing liabilities was a $367,000 increase in net interest income.

In contrast to 2000, 1999 was marked by a declining interest rate environment.  The Company's net interest margin declined from 4.69% in 1998 to 4.45% in 1999.  As shown in Table II, the change in rate contributed to a $249,000 loss in interest income compared to 1999's level.  The majority of the Company's loan portfolio includes variable interest rate features, therefore, as the interest rate environment declined, the yield on the loans declined, leading to the decline in the net interest margin.

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

During 2000, the Company made a provision for loan losses of $73,000.  This compares to a provision for loan losses of
$100,000 and $449,000 made in 1999 and 1998, respectively.  During 1998, an increased provision was necessary due to a significant loss on a commercial real estate loan.  For additional discussion of these factors and the related allowance for loan losses account, refer to the LOAN AND RELATED RISK ELEMENTS section of this discussion.

Noninterest Income
Noninterest income includes revenues from all sources other than interest income and yield related loan fees.  Non-interest income totaled $433,000, $455,000, and $445,000 for the years ended December 31, 2000, 1999, and 1998.  As a percentage of average assets, other income was 0.39%, 0.44%, and 0.46% for 2000, 1999 and 1998, respectively.
























                                                              TABLE I
                                      AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                                                      (Dollars in thousands)

                                                           2000                     1999                        1998
                                               Average           Yield/  Average            Yield/   Average             Yield/
                                                Balance  Interest  Rate   Balance  Interest  Rate     Balance   Interest  Rate
INTEREST-EARNING ASSETS
    Loans, net of unearned discount (1)       $ 82,446   $7,454    9.04%  $ 70,540  $6,158   8.73%   $ 69,420   $6,328     9.12
    Securities:
        Taxable                                 18,704    1,132    6.05     19,946   1,149   5.76      13,712      819     5.97
        Tax-exempt (2)                           3,018      220    7.28      3,514     248   7.06       3,663      267     7.29
           Total securities                     21,722    1,352    6.22     23,460   1,397   5.95      17,375    1,086     6.25
Interest-bearing deposits with other banks          51        1    1.96      1,558      75   4.81        -          -        -
    Federal funds sold                             519       30    5.78      3,353     161   4.80       4,474      241     5.39
           Total interest earnings assets      104,738    8,837    8.44     98,911   7,791   7.88      91,269    7,655     8.39

NONINTEREST-EARNING ASSETS
    Cash and due from banks                      2,658                       2,586                      2,305
    Bank premises and equipment                  1,627                       1,753                      1,980
    Other assets                                 2,235                       2,046                      1,612
    Allowance for loan losses                     (765)                       (705)                      (724)
           Total assets                     $  110,493                  $  104,591                  $  96,442

INTEREST-BEARING LIABILITIES
    Demand deposits                        $    14,596      350     2.40  $  16,562    392    2.37  $  12,445       310     2.49
    Savings deposits                            36,860    1,736     4.71     32,338  1,335    4.13     26,266     1,104     4.20
    Time deposits                               28,663    1,543     5.38     27,861  1,350    4.84     29,892     1,536     5.14
           Total interest bearing deposits      80,119    3,629     4.53     76,761  3,077    4.01     68,603     2,950     4.30
    Short-term borrowings                        7,241      423     5.84      1,508     55    3.65      1,574        59     3.75
    Long-term borrowings                           465       27     5.81      3,439    258    7.50      5,494       363     6.61
           Total interest bearing liabilities   87,825    4,079     4.64     81,708  3,390    4.15     75,671     3,372     4.46

NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
        Demand deposits                         11,054                       12,060                    10,346
        Other liabilities                          816                          882                       882
        Shareholders' equity                    10,798                        9,941                     9,543


           Total liabilities and
             shareholders' equity          $   110,493                   $  104,591                $   96,442


        NET INTEREST EARNINGS                             4,758                     $4,401                       $ 4,283


NET YIELD ON INTEREST EARNING ASSETS                                4.54%                        4.45%                       4.69%

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

                                                                11


--------------------------------------------------------------------------------


                                                                   TABLE II

                                               CHANGE IN INTEREST INCOME AND EXPENSE
                                      DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                                                      (Dollars in thousands)


                                                           2000 vs. 1999                           1999 vs 1998
                                                         Increase (Decrease)                    Increase (Decrease)
                                                          Due to Change in:                       Due to Change in:
                                                    Volume        Rate        Total         Volume       Rate        Total
INTEREST EARNING ASSETS
    Loans                                        $  1,071     $    225     $   1,296     $    101    $    (271)    $  (170)

    Securities:
        Taxable                                      (74)           57           (17)         359          (30)         329
        Tax-exempt (2)                               (36)            8           (28)         (10)          (8)         (18)
           Total securities                         (110)           65           (45)         349          (38)         311

Interest bearing deposits with
        other banks                                  (46)          (28)          (74)          75            -           75
Federal funds sold                                  (158)           27          (131)         (56)         (24)         (80)

           Total interest earning assets              757          289         1,046          469         (333)         136

INTEREST-BEARING LIABILITIES
    Demand deposits                                   (47)           5           (42)          98          (16)          82
    Savings deposits                                  200          201           401          251          (20)         231
    Time deposits                                      40          153           193         (101)         (85)        (186)
    Short-term borrowings                             318           50           368            3           (7)          (4)
    Long-term borrowings                             (183)         (48)         (231)        (149)          44         (105)
        Total interest-bearing liabilities            328          361           689          102          (84)          18

           NET INTEREST EARNINGS               $      429    $     (72)   $      357    $     367    $    (249)   $     118

(1) -   The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) -   Calculated assuming a fully tax-equivalent basis using the rate of 34%.


-------------------------------------------------------------------------------------------------------------------



The following table (in thousands) details the components of non-interest income earned by the Company in 2000, 1999, and 1998, as well as the percentage increase (decrease) in each over the prior year.

-------------------------------------------------------------------------------------------------------------------

                                                            2000                        1999              1998
                                                              Percent                     Percent
                                                 Amount       Change        Amount        Change         Amount

Trust income                                  $     30         (51.6)%     $    62         (27.9)%       $   86
Service fees and commissions                       294          (2.0)          300          21.0            248
Securities (losses), net                            (3)        200.0            (1)           -              -
Other                                              112          19.1            94         (15.3)           111
   Total                                      $    433          (4.8)%     $   455           2.2%        $  445

-------------------------------------------------------------------------------------------------------------------



2000 Versus 1999
Trust income for 2000 is $32,000 less than the income level reported for the same period in 1999.  Total assets administered by the Bank's trust department have decreased following the settlement of a single large estate in 1999.
This decrease in trust assets has led to the decline in trust income.  In July 2000, the Bank signed an agreement with a trust manager whereby all current and future estates and trusts will be managed by the third party. The agreement bolsters the Bank's access to various resources and expertise in trust management, and will allow the Bank to focus on marketing the service in its primary and contiguous market areas, a service which management feels can be efficacious given the demographics of the market areas.  The agreement provides for a revenue sharing arrangement between the Bank and the third-party, therefore, depending upon the success of the marketing efforts, income may be lower in 2001.

Other income increased $18,000 or 19.1% due to securities received when a mutual company the Bank uses for its key-
man life insurance polices converted to a stock company.

1999 Versus 1998
As discussed above, the amount of trust assets administered by the Bank has curtailed over the past two years, which
has led to the decline in trust-related income.   Service fees and commissions increased  $52,000, or 21.0% to $300,000 in 1999.  The increase is the result of the Company implementing a new fee schedule on certain demand deposit accounts.
Other income decreased $17,000 from 1998. Included in 1998's amount were gains totaling $23,000 realized on the sale of repossessed property.  Although the Company engages in the foreclosure and sale of such property during the ordinary course of business, such gains or losses realized from time to time are unusual and are not expected to be a significant source of income.

Noninterest Expense
The following table itemizes the primary components of non-interest expense for 2000, 1999 and 1998, and the percentage increase (decrease) in each over the prior year.  A discussion of the material changes among the years presented also follows the table (in thousands).

-------------------------------------------------------------------------------------------------------------------

                                                            2000                           1999                 1998
                                                              Percent                        Percent
                                                 Amount       Change           Amount         Change          Amount

Salaries and employee benefits              $     1,701         6.1 %     $    1,603           4.0%       $    1,542
Net occupancy expense                               270         0.0              270          (4.6)              283
Equipment rental, depreciation
   and maintenance                                  278        (0.7)             280          (4.8)              294
Data processing                                     227        24.0              183          (6.2)              195
Advertising                                          92        37.3               67           3.1                65
Professional & legal                                127        30.9               97         (39.8)              161
Mailing and postage                                  78         5.4               74          (2.6)               76
Director' fees and
    shareholders' expense                           111         2.8              108           8.0               100
Stationery and supplies                              83         3.8               80          12.7                71
Other                                               437         5.8              413           8.7               380

   Total                                    $       3,404       7.2 %     $      3,175          0.3 %   $       3,167
Non-interest expense as a
   percentage of average earning assets                        3.25%                           3.21%             3.47%

-------------------------------------------------------------------------------------------------------------------


2000 Versus 1999
Salaries and employee benefits, the Company's largest noninterest cost, increased $98,000 or 6.1% from 1999's level.
On average, the Company employed two more full-time staff in 2000 compared to 1999, which in addition to  normal merit raises, contributed to the increase.  The continued upward trend in the Company's health care costs has impacted the
Company's employee benefit costs, wherein total insurance premiums increased 20.8% in 2000.  A similar increase in healthcare costs is expected in 2001.

Data processing increased $44,000 or 24.0% in 2000, primarily due to the Company's introduction of its online banking product in July 2000 and the addition of a customer profitability model.  Together, these items increased the line item by
$31,000 or 16.9%.   The remaining increase is due to the annual fee increase levied by the Company's third-party data processor and additional fees associated with a greater volume of transactions and reports being processed by the servicer.

Advertising increased $25,000 or 37.3% in 2000 compared to 1999.  The increase is due to the additional advertising in contiguous market areas, such as Covington, VA.  Included in this line item are customer promotions which include the cost of complimentary checks borne by the Bank for new demand deposit customers.  The expense associated with the complimentary checks doubled due to the bank opening 678 new deposit accounts in 2000 versus 378 new deposit accounts in 1999.

Professional and legal fees increased due to a general increase in the fee schedule of the Company's professional service providers and an increase in the amount of services performed during the year, principally the quarterly review work required by the SEC.

1999 Versus 1998
Salaries and employee benefits increased $61,000, or 4.0%, from 1998.  The increase was due in part to the Company reinstating the executive incentive plan in 1999, which was previously suspended in 1998.  Under the plan in 1999, approximately $104,000 was expensed compared to $0 in 1998.  The increase from the above plan was mitigated by a decrease in salaries expense of approximately $18,000.  The decrease in salaries was due to the Company having less full-time equivalent staff employed in 1999 compared to 1998. The decrease in staff was a result of retirements and voluntary resignations.

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

Income Taxes
The Company's income tax expense, which includes both Federal and state income taxes, totaled $538,000 or 32.8%
of pretax income in 2000, compared to $495,000 or 33.1% in 1999, and $297,000 or 29.1% in 1998. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of state income taxes and interest income derived from tax-exempt securities. Additional details relative to the Company's income taxes are included in Note 9 to the accompanying consolidated financial statements.

Changes in Financial Position
Total assets increased $10,046,000 or 9.6% to $114,875,000 at year end 2000 compared to $104,829,000 at year end
1999.  Average total assets increased 5.6% from $104,591,000 during 1999 to $110,493,000 during 2000.  TABLE I presents the Company's average balance sheet composition for the years ended 1999, 1998 and 1997.  A discussion of the significant fluctuations in components of the Company's balance sheet follows.

Securities
The Company's security portfolio consisted of available or sale and held to maturity securities.  Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes,  while held to maturity securities are carried at amortized cost.  The
Company does not hold any securities for trading purposes. At year end 2000, approximately 46% of the securities (based on amortized cost) were classified as available for sale.  This compares to 50% in 1999.  At the time of purchase, management decides whether securities will be classified as available for sale or held to maturity.

The securities portfolio averaged $21,722,000 in 2000, a $1,738,000 decline from 1999's average balance of $23,460,000.
At year end 2000, the Company had an unrealized loss on securities classified as available for sale of approximately
$68,000.  This compares to an unrealized loss of approximately $333,000 in 1999.   The decrease in the unrealized loss
from 1999's level is a function of the weighted average yield and maturity of the available for sale portfolio, relative to market interest rates available on similar issues with similar maturity intervals.  Although the held to maturity security portfolio is carried at amortized cost, the market value of the portfolio at December 31, 2000 was approximately $3,000 less than the amortized cost, which is an improvement of $357,000 from 1999's unrealized loss.  Management believes that the declines in the market values of the security portfolios are temporary, therefore, no impairment loss is considered necessary.



Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this filing.  At December 31, 2000, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent
(10.0%) of shareholders' equity.  The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 2000 are summarized in TABLE III.

-------------------------------------------------------------------------------------------------------------------


                                                           TABLE III
                                                SECURITY MATURITY ANALYSIS (2)
                                           (At amortized cost, dollars in thousands)

                                                                  After One                  After Five
                                              Within             but within                  but within             After
                                             One Year             Five Years                 Ten Years            Ten Years
                                      Amount     Yield(1)      Amount     Yield(1)     Amount         Yield(1)  Amount Yield(1)

Securities Held to Maturity
    U.S. Government agencies
        and corporations            $   3,000      6.06%    $    4,600      5.96%    $   -           -   %      $ -        -   %
    State and political
        subdivisions                    -        -               2,998      4.77           268       4.50         485     5.80
           Total                    $   3,000      6.06%    $    7,598      5.49%    $     268       4.50%      $ 485     5.80%

Securities Available for Sale
    U.S. Government agencies
        and corporations            $   -          -   %    $    8,999      5.86%    $   -           -   %       $  -       -   %


(1) -- Weighted average yield presented without adjustment to a tax equivalent basis.

(2) - Excludes equity securities, such as Federal Reserve Bank and Federal Home Loan Bank stock.

-------------------------------------------------------------------------------------------------------------------


Loans
In 2000, loans  increased $13,350,000, or 17.8%, to $88,377,000 from $75,027,000 at year end 1999.  Average loans outstanding increased from $70,540,000 in 1999 to $82,446,000 in 2000, an increase of $11,906,000 or 16.9%.  A summary of the Company's year end loan balances by type is summarized in the following table (in thousands).

-------------------------------------------------------------------------------------------------------------------


                                                                           Percent                          Percent of
                                                                           Increase                         Total Loans
                                                             2000         (Decrease)        1999          2000       1999

Commercial, financial and agricultural                  $   32,687             5.9 %     $  30,877        37.0%      41.2%
Real estate - construction                                     502           (65.4)          1,451         0.5        1.9
Real estate - mortgage                                      38,312            22.0          31,395        43.4       41.8
Installment                                                 14,083            55.1           9,079        15.9       12.1
Other                                                        2,793            25.6           2,225         3.2        3.0

        TOTAL LOANS                                     $   88,377            17.8       $  75,027       100.0       100.0

-------------------------------------------------------------------------------------------------------------------


Real estate mortgage loans, the Company's largest loan portfolio, increased $6,917,000, or 22.0% from 1999.  The loan portfolio predominantly consists of single family residential loans in Greenbrier and surrounding counties.  Mortgage demand was very steady during 2000, particularly after the first round of market interest rate increases in March 2000.
Many home owners and buyers were speculating that additional interest rate increases were forthcoming, therefore, refinancings and originations increased.


    The commercial, financial and agricultural portfolio grew $1,810,000 or 5.9% in 2000.  The portfolio consists of installment and real estate loans secured by commercial property.  The Company has been very successful in its solicitation efforts,
particularly in the contiguous market areas.   Through its personal business relationships and referrals, management expects future growth in high quality commercial loans to continue to grow.

The Company's installment portfolio, consisting of retail (e.g. auto loans), revolving credit and other personal installment loans, grew $5,004,000 or 55.1% in 2000.  The increase is due to several large-dollar loans granted to credit worthy individuals in 2000.

Another contributor to the overall growth in the Company's portfolio is the consolidation of banks in the Company's primary market area.  The Company is the only remaining independent bank in the market, where timely loan decisions are made locally, The Company has experienced a migration of loan customers from competitors who do not agree with the new style of policies and procedures imposed by the new owners in the market.

A summary of loan maturities by loan type as of December 31, 2000 is included in Note 3 of the Notes to Consolidated
Financial Statements included in Item 8 of this filing.

Allowance for Loan Losses and Risk Elements
At December 31, 2000 and 1999, the allowance for loans losses of $619,000 and $764,000 represented 0.70% and 1.02%
of gross loans, respectively, and was considered adequate to cover inherent losses in the subsidiary bank's loan portfolio as of the respective evaluation date.  The allowance for loan losses is maintained at a level considered adequate to provide for inherent losses that can be reasonably estimated.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  The Company's management, on a quarterly basis, performs a comprehensive loan evaluation which encompasses the identification of all potential problem credits, which are included on an internally generated watch list.  The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank.
Once this list is reviewed to ensure it is complete, detail reviews of specific loans for collectibility, performance and collateral protection are performed.  A grade is assigned to the individual loans reviewed utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency.  Based on the results of these reviews, specific reserves for potential losses are identified.  In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses.

As more fully explained in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loans'
collateral if the loan is collateral dependent.  At December 31, 2000, the Company had $232,000 in loans classified as impaired ($123,000 of which was on nonaccrual) compared to $0 at December 31, 1999.  The related allowance for loss allocated to the impaired loans at December 31, 2000 was approximately $14,000.  The Company's average investment in impaired loans was $618,000 for 2000 versus $282,000 in 1999.

The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis.  The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process  of identification.  The unallocated portion is subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates.  In 2000, the Company refined its method of allocating inherent loss factors to the various loan portfolios.  As such, the allocation of the allowance from prior years has been reclassified in order to enhance the comparability to 2000's methodology.  At December 31, 2000 and 1999, the unallocated portion of the allowance approximated $56,000 and $26,000 or 9.0% and 3.4% of the total allowance, respectively.  In addition to loan performance factors discussed above (e.g. new loan volume, past due performance and charge-off history), management evaluates national and local economic conditions which may impact future performance of the loan portfolios.  High unemployment and an increasing trend in bankruptcies in the Company's primary lending area have warranted additional consideration by management in evaluating estimated loss factors.  Because the Company's primary market area is predominantly rural,  these factors tend to be magnified in economic downturns.  As a result of the evaluation of the subjective factors, management has adjusted the historical loss experience to better reflect losses that are inherent in the portfolio.  Management believes that the current allowance is sufficient to cover any potential losses in the current loan portfolio.  An allocation of the allowance for loan losses to specific loan categories is presented in
TABLE IV.

                                                              16


----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


                                                       TABLE IV
                                      ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                    (in thousands)

                                                  2000                       1999                        1998
                                                  Portfolio                  Portfolio                   Portfolio
                                                    As a                        As a                       As a
                                                    Percent                    Percent                    Percent
                                                   of Total                   of Total                   of Total
                                        Amount       Loans        Amount        Loans        Amount        Loans

Commercial, financial,
   and agricultural                 $       202     37.0%       $      263     41.2%      $       380     38.3%
Real estate - construction                    1      0.5                 1      1.9                 1      1.4
Real estate - mortgage                      205     43.4               311     41.8               111     45.6
Installment                                 150     15.9               158     12.1               178     12.2
Other                                         5      3.2                 5      3.0                 1      2.5
Unallocated                                  56      -                  26        -                95      -

                                    $       619      100.0%    $       764      100.0%    $       766    100.0%

-------------------------------------------------------------------------------------------------------------------


Loan charge-offs, net of recoveries, for 2000 were $217,000 compared to $102,000 and $319,000 in 1999 and 1998, respectively.  Expressed as a percentage of average loans outstanding during 2000, 1999 and 1998, net loan charge-offs were 0.26%, 0.14% and 0.46%, respectively.  See Note 5 of the Notes to the Consolidated Financial Statements for an
analysis of the activity in the Company's allowance for loan losses in 2000, 1999 and 1998.

The following presents a summary of the Company's nonperforming assets and accruing loans past due 90 days or more at December 31, 2000, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------

                                                                                          (in thousands)
                                                                                          December 31,
                                                                               2000           1999        1998
       Nonperforming assets:
                                    Nonaccrual loans                         $   123       $    -        $  318
                                    Other real estate owned                    1,013           883          875
                                    Restructured loans                            -             -            -
                                                                             $ 1,136       $   883       $ 1,193

       As a percentage of outstanding loans                                     1.29%        1.18%          1.72%

       Accruing loans past due 90 days or more                               $  -          $     -        $ -


-------------------------------------------------------------------------------------------------------------------


The Company classifies a loan as nonaccrual when the full collection of principal and interest is unlikely or when the loan
is past due 90 or more days, unless the loan is adequately secured and in the process of collection.    If interest on
nonaccrual loans had been accrued in accordance with the original loan terms, such income would have approximated
$17,000, $13,000 and $39,000 in 2000, 1999 and 1998, respectively.   No income was recognized on such loans during
2000, 1999 or 1998.    At December 31, 2000, nonaccrual loans consisted of a commercial loan.  Subsequent to year end, the collateral securing the note was sold by the borrower, and the Company collected the full amount of the principal and interest in accordance with the original terms of the loan.

At December 31, 2000, other real estate owned consisted of a foreclosure on a single family residential mortgage, which is carried at $200,000, and commercial property with a carrying balance of $813,000 that was originally foreclosed upon in May 1998.  The Bank recognized a charge-off of approximately $175,000 on the residential mortgage note.  The residential property is being prepared for a sale in Spring 2001.  As more fully discussed in Note 5 of the Consolidated

Financial Statements include in Item 8 of this filing, the commercial property is currently leased pursuant to a three year operating lease.  All expenses of carrying and operating the property are borne by the lessee.  All lease payments are being accounted for under the cost recovery method as reductions in the carrying value of the property.

Deposits
Total deposits increased 8.3% to $96,525,000 as of December 31, 2000, from $89,132,000 at December 31, 1999.
Similarly, average total deposits increased from $88,821,000 as of December 31, 1999 to $91,173,000 at December 31,
2000, an increase of 2.6%.  Over the fourth last quarter, the Company experienced strong deposit growth in all of its products due to consolidation and cultural differences facing one of its competitors following its acquisition by a large out of state financial institution.  Management expects to capitalize on similar growth in 2001. A summary of the Company's average deposits by product follows (in thousands):

-------------------------------------------------------------------------------------------------------------------


                                                  SUMMARY OF AVERAGE DEPOSITS

                                                                     2000           1999

                Demand deposits                                 $   25,650     $   28,622
                Savings                                             36,860         32,338
                Time deposits                                       28,663         27,861
                                                     Total       $  91,173     $   88,821

-------------------------------------------------------------------------------------------------------------------


The Company's average demand deposits decreased $2,972,000, or 10.4%, from its 1999 average balance.  The overall decline in demand deposits has resulted from the decline in the average deposit relationship of two customers.  The relationships maintained an average balance of  $6,497,000 in 1999 versus an average balance of $2,041,000 in 2000.
The decline of $4,456,000 has been offset by an increase from other core relationships.

The Company continues to experience deposit growth in its savings products where on average, total savings increased
14.0% in 2000.  The growth was primarily in a savings product that offers a tiered interest rate.

Based upon its average balance, time deposits grew 2.9% in 2000.  During the fourth quarter of 2000, the Company's time deposits averaged $33,013,000 and is representative of the year end balance of $35,123,000.  The growth has been spurred by the competitive rates offered by the Company and the migration of customers from area competitors due the consolidation issue mentioned above.

Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Short-term borrowings
The Company's short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased and short-term advances from the Federal Home Loan Bank ("FHLB").  At
December 31, 2000, short-term borrowings totaled $5,909,000 compared to $4,113,000 at December 31, 1999.  On average, the Company's utilization of these arrangements was $7,241,000 in 2000 compared to $1,508,000 in 1999.  As discussed in the loan and deposits section above, loan growth outpaced the deposit growth for much of the year spurring the use of short-term borrowings as a funding source.  For more information on short-term borrowings refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Long-term borrowings
Average long-term borrowings were $465,000 for 2000 versus $3,439,000 for 1999, a decrease of $2,974,000.  In August
1999, the Company repaid a $5,000,000 balloon note due the FHLB which had an original maturity of March 2000.  The
Company's remaining long-term borrowings consist of a $500,000 five-year advance as part of the FHLB's Community
Investment Program.  This advance is on a matched amortization with the underlying note and will amortize in accordance with standard loan terms.  At December 31, 2000, the outstanding balance on the note was $458,000.  For more information on this FHLB debt, refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.



Capital Resources
Maintenance of a strong capital position is a continuing goal of the Company's management.  Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.  Over the past two years, the Company's average total shareholders' equity expressed as a percentage of average total assets remained strong at 9.8% and 9.5% for 2000 and 1999, respectively.

The Company's subsidiary bank  is subject to minimum regulatory  risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.  Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk.  At December 31, 2000, the Company continues to exceed each of the regulatory risk-
based capital requirements as shown in the following table.

-------------------------------------------------------------------------------------------------------------------


                                                   RISK-BASED CAPITAL RATIOS
                                                                                     Minimum
                                                                   Actual           Requirement

                Total risk-based capital ratio                      13.94%             8.00%
                Tier 1 risk-based capital ratio                     13.19%             4.00%
                Leverage ratio                                       9.55%             3.00%

-------------------------------------------------------------------------------------------------------------------


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

Impact of Inflation and Effects of Changing Prices
The results of operations and financial position of the Company have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale.  Inflation could significantly impact the value of the Company's interest rate sensitive assets and liabilities and the cost of non-
interest expenses, such as salaries, benefits and other operating expenses.

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities.
Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities re-price more frequently than those of non-banking entities.  The Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital.  A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 2000 is disclosed in Note 15 of the Notes to Consolidated
Financial Statements included in Item 8 of this filing.



ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Liquidity and Interest Rate Risk Management
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks, interest-bearing deposits with other banks and Federal funds sold, which measured
$2,052,000 at December 31, 2000.  The Company also has available various lines of credit with correspondent financial
institutions of more than $40,000,000.   The Company's liquidity position is monitored continuously to ensure that day-to-
day as well as anticipated long-term funding needs are met.

Further enhancing the Company's liquidity is the availability of approximately $3,000,000 (at amortized cost) in securities maturing within one year.  Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $8,932,000 classified as available for sale in response to an unforeseen need for liquidity.
Subsequent to year end and as a result of the Federal Reserve Board's decision to lower interest rates by 0.5% in January
2001 and another 0.5% in February 2001, approximately $6,600,000 in principal from its debt security portfolio has been called by the issuers.  Of the remaining portfolio at March 1, 2001, the Company holds approximately $9,615,000  in par value from issues that are callable before December 31, 2001.  Additional calls will predominantly depend upon future movements in interest rates.  Earnings are not expected to be materially affected by the reinvestment of the proceeds in lower yielding securities or Federal funds sold.  Management is not aware of any other trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest-bearing liabilities resulting from changes in market rates.  The Company seeks to minimize interest rate risk through asset/liability management.  The Company's principal asset/liability management strategy is gap management.  Gap is the measure of the difference between the volume of repricing interest earning assets and interest-bearing liabilities during given time periods.  When the volume of repricing interest earning assets exceeds the volume of repricing interest-bearing liabilities, the gap is positive -- a condition which usually is favorable during a rising rate environment.  The opposite case, a negative gap, generally is favorable during a falling rate environment.  When the interest rate sensitivity gap is near zero, the impact of interest rate risk is limited, for at this point changes in net interest income are minimal regardless of whether interest rates are rising or falling.  An analysis of the Company's December 31, 2000 and 1999  gap positions are presented in
TABLE VI and VII, respectively.

-------------------------------------------------------------------------------------------------------------------

                                                       TABLE VI
                                            INTEREST RATE SENSITIVITY GAPS
                                                   December 31, 2000
                                                (Dollars in thousands)

                                                                                        Repricing (1)
                                                  0-90         91-180        181-365       After
                                                  Days          Days          Days         1 Year        Total
INTEREST EARNING ASSETS
   Loans, net of unearned discount            $   26,814   $    7,076    $   10,913    $    43,574   $   88,377
   Securities (at amortized cost)                  -            2,000         1,000         18,062       21,062
   Interest-bearing deposits with other
       banks                                          17          -             -             -              17
   Federal funds sold                                  1          -             -             -               1
       Total interest earning assets              26,832         9,076        11,913        61,636      109,457

INTEREST-BEARING LIABILITIES
   Demand deposits                            $   13,384    $     -       $     -       $     -       $  13,384
   Savings deposits                               35,251           195           390         1,036       36,872
   Time deposits                                   6,352         6,367        10,320        12,084       35,123
   Short-term borrowings                           5,367           106           308           128        5,909
   Long-term borrowings                                3             3             6           446          458
       Total interest-bearing liabilities         60,357         6,671        11,024        13,694       91,746
   Contractual interest
         sensitivity gap                         (33,525)         2,405          889        47,942       17,711
   Adjustment (2)                                 24,318        (24,318)        -             -             -
       Adjusted interest
         sensitivity gap                      $   (9,207)   $   (21,913)  $      889    $    47,942   $  17,711
   Cumulative adjusted interest
       sensitivity gap                        $   (9,207)   $   (31,120)  $  (30,231)   $    17,711
   Cumulative adjusted gap as a percent
       of total earning assets                    (8.41%)      (28.43%)      (27.62%)        16.18%
   Cumulative adjusted
       rate-sensitivity ratio                        0.74          0.54          0.61          1.19

This table includes various assumptions by management of maturities and repayment patterns.

(1) -  The amounts reflect the earlier of contractual repricing or maturity.  No prepayment assumptions were assumed.
(2) -  Adjustment to approximate the actual repricing of interest-bearing demand deposits and savings accounts based upon historical experience.

-------------------------------------------------------------------------------------------------------------------



                                                              20



-------------------------------------------------------------------------------------------------------------------

                                                       TABLE VII
                                            INTEREST RATE SENSITIVITY GAPS
                                                   December 31, 1999
                                                (Dollars in thousands)

                                                                                        Repricing (1)
                                                  0-90         91-180        181-365       After
                                                  Days          Days          Days         1 Year        Total
INTEREST EARNING ASSETS
   Loans, net of unearned discount            $    24,875   $   3,441     $    7,839    $     38,872   $   75,027
   Securities (at amortized cost)                   2,978         -            1,514          18,005       22,497
   Interest-bearing deposits with other
       banks                                           17         -             -             -                17
   Federal funds sold                                  30         -             -             -                30
       Total interest earning assets               27,900       3,441          9,353         56,877        97,571

Interest-bearing LIABILITIES
   Demand deposits                            $    15,549    $     -       $     -       $     -       $   15,549
   Savings deposits                                37,400         -             -             -            37,400
   Time deposits                                   10,362         5,095         3,393         6,592        25,442
   Short-term borrowings                            1,256         2,425           432         -             4,113
   Long-term borrowings                                 4             4             8           457           473
       Total interest-bearing liabilities          64,571         7,524         3,833         7,049        82,977
   Contractual interest
         sensitivity gap                         (36,671)        (4,083)         5,520        49,828        14,594
   Adjustment (2)                                 26,130        (26,130)        -             -             -
   Adjusted interest
         sensitivity gap                      $  (10,541)   $   (30,213)  $     5,520   $    49,828   $    14,594
   Cumulative adjusted interest
       sensitivity gap                        $  (10,541)   $   (40,754)  $   (35,234)  $    14,594
   Cumulative adjusted gap as a percent
       of total earning assets                   (10.80%)      (41.77%)      (36.11%)        14.96%
   Cumulative adjusted
       rate-sensitivity ratio                        0.73          0.43          0.54          1.18

This table includes various assumptions by management of maturities and repayment patterns.

(1) -  Contractual repricing, not contractual maturities, is used in this table unless otherwise noted.  No prepayment assumptions were assumed.
(2) -  Adjustment to approximate the actual repricing of interest-bearing demand deposits and savings accounts based upon historical experience.

-------------------------------------------------------------------------------------------------------------------

As displayed in Table VI,  the Bank's cumulative one year net interest sensitivity position at December 31, 2000, or gap, is 0.61.  Thus, the Bank is in a negative gap position within a one year time frame. This  indicates that a significant increase in interest rates within a short time frame during 2001 could have a significant negative impact on the Bank's net interest income in 2001.

Although there has not been a significant change in the Company's overall gap position, there have been some minor changes.  The cumulative gap has increased to $17,711,000 at December 31, 2000 versus $14,594,000 at December 31,
1999, an increase of  21.4%.  This is consistent with the growth in the Company's interest earning assets (principally loans), a portion of which has been funded by noninterest-bearing deposits, noninterest earning assets (e.g., cash and due from banks) and income from operations.  The cumulative one year gap has improved from 0.54 in 1999 to 0.61 in
2000.  The improvement has resulted from the Company attracting time deposits with maturities greater than one year.
At December 31, 2000, approximately  34.4% of the time deposits ($12,084,000) are scheduled to mature after one year compared to 25.9% ($6,592,000) in 1999.  Although the Company strives to maintain a one year cumulative gap ratio of
1.00, the current gap position is considered adequate by management due to its ability to change interest rates on the bulk of its demand and savings deposits within a short time period.



The information presented in the above tables represents a static view of the Bank's gap position as of December 31, 2000 and 1999, and as such, does not consider variables such as future loan and deposit volumes, mixes and interest rates.
The Company seeks to maintain its adjusted interest sensitivity gap within 12 months to a relatively small balance, positive or negative, regardless of anticipated upward or down movements in interest rates in an effort to limit the effects of interest rate risk on Company net interest income.

The following table represents the results of the Company's interest sensitivity simulation analysis as of December 31,
2000.  Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans.  To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities.  The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.

                                                                                 Annualized Hypothetical%
                                                         Interest Rate Scenario  Change in Net Interest Income

                                                         Up 300 Basis Points        - 15.4%
                                                         Up 100 Basis Points        -  5.1
                                                         Down 100 Basis Points         5.1
                                                         Down 300 Basis Points        13.0

As of year end 2000, a sharp increase or decrease in interest rates would have a significant impact on the Company's earnings.  Modest changes in the interest rate environment, would not have as dramatic an impact.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditor's report and consolidated financial statements of the Company and its subsidiary appear herein.
The Company is not subject to the requirements for disclosure of supplemental quarterly financial data.





                                                   (ERNST & YOUNG LLP LETTERHEAD)

                                                   REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
First National Bankshares Corporation

We have audited the accompanying consolidated balance sheet of First National Bankshares Corporation and subsidiaries
(the Company) as of December 31, 2000, and the related consolidated statements of income, shareholder' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated balance sheet of the Company as of December 31, 1999 and the related consolidated statements of income, shareholders'
equity, and cash flows for the years ended December 31, 1999 and 1998, were audited by other auditors whose report dated
February 4, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Bankshares Corporation and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the
United States.

                                                                       /s/  Ernst & Young LLP


Charleston, WV

February 14, 2001




















                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS
                                                      December 31, 2000 and 1999


            ASSETS                                                                   2000                 1999

    Cash and due from banks                                                   $      2,034,560    $     3,716,511
    Federal funds sold                                                                   1,000             30,000
    Interest-bearing deposits with other banks                                          16,718             17,492
    Securities available for sale at estimated fair value
        (amortized cost of $9,713,199 and $11,689,657)                               9,645,230         11,356,470
    Securities held to maturity (estimated fair value
        of $11,348,441 and $11,160,273)                                             11,351,137         11,519,992
    Loans, less allowance for loan losses of $618,656
        and $763,523                                                                87,758,799         74,263,640
    Bank premises and equipment, net                                                 1,536,567          1,695,335
    Accrued interest receivable                                                        937,375            726,868
    Other real estate acquired in settlement of loans                                1,013,496            883,496
    Other assets                                                                       579,831            619,042
            Total assets                                                      $    114,874,713    $   104,828,846

            LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
    Deposits
        Noninterest-bearing                                                   $     11,146,615    $    10,740,459
        Interest-bearing                                                            85,378,554         78,391,385
            Total deposits                                                          96,525,169         89,131,844
    Short-term borrowings                                                            5,908,704          4,112,579
    Other liabilities                                                                  996,462            960,467
    Long-term borrowings                                                               458,117            473,288
            Total liabilities                                                      103,888,452         94,678,178

    Shareholders' Equity
    Common stock, $1.00 par value, authorized
        10,000,000 shares, issued 971,265 and
        964,515 shares, respectively                                                   971,265            964,515
    Capital surplus                                                                  1,089,453          1,019,053
    Retained earnings                                                                8,967,004          8,370,344
    Accumulated other comprehensive income                                             (41,461)          (203,244)
            Total shareholders' equity                                              10,986,261         10,150,668
            Total liabilities and shareholders' equity                        $    114,874,713    $   104,828,846











                                  See Notes to Consolidated Financial Statements

                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                         For The Years Ended December 31, 2000, 1999 and 1998

                                                                       2000             1999              1998
Interest income:
    Interest and fees on loans                                 $     7,453,061  $      6,158,358  $     6,328,051
    Interest and dividends on securities:
        Taxable                                                      1,131,623         1,148,635          819,543
        Tax-exempt                                                     145,203           163,536          175,715
    Interest on Federal funds sold and interest-
        bearing deposits                                                30,733           236,049          240,544
            Total interest income                                    8,760,620         7,706,578        7,563,853

Interest expense:
    Deposits                                                         3,628,942         3,076,961        2,949,576
    Short-term borrowings                                              422,295            55,147           59,283
    Long-term borrowings                                                27,258           257,596          362,940
            Total interest expense                                   4,078,495         3,389,704        3,371,799

            Net interest income                                      4,682,125         4,316,874        4,192,054
    Provision for loan losses                                           72,500           100,000          448,940
            Net interest income after provision for
                 loan losses                                         4,609,625         4,216,874        3,743,114

Other income (expense):
    Trust department income                                             30,511            61,407           86,168
    Service fees                                                       293,789           300,226           248,286
    Securities (losses), net                                            (3,440)             (517)              -
    Other                                                              111,465            93,594          110,626
            Total other income                                         432,325           454,710          445,080

Other expenses:
    Salaries and employee benefits                                   1,700,934         1,603,221        1,541,833
    Net occupancy expense                                              269,917           269,737          283,345
    Equipment rentals, depreciation and maintenance                    277,527           279,937          293,666
    Data processing                                                    226,945           183,192          195,237
    Advertising                                                         92,063            67,339           64,446
    Professional and legal                                             126,918            96,862          161,010
    Mailing and postage                                                 77,953            74,440           75,979
    Directors' fees and shareholders' expenses                         110,554           107,860          100,386
    Stationery and supplies                                             83,341            80,316           70,479
    Other                                                              437,793           412,521          380,545
            Total other expenses                                     3,403,945         3,175,425        3,166,926

Income before income tax expense                                     1,638,005         1,496,159        1,021,268

    Income tax expense                                                 537,912           494,543          297,124

            Net income                                         $     1,100,093  $      1,001,616  $       724,144

Basic earnings per common share                                $          1.14  $           1.04  $          0.75
Diluted earnings per common share                              $          1.13  $           1.03  $          0.75


                                            See Notes to Consolidated Financial Statements



                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         For the Years Ended December 31, 2000, 1999 and 1998

                                                                                          Accumulated          Total
                                                                                                 Other         Share-
                                              Common            Capital      Retained   Comprehensive        holders'
                                                 Stock         Surplus       Earnings          Income          Equity

Balance, December 31, 1997                  $      962,500  $   1,000,000  $   7,361,859  $       440   $   9,324,799
Comprehensive income:
   Net income                                                                    724,144                      724,144
   Other comprehensive income,
      net of      deferred income taxes
      of $4,476:
         Unrealized losses on securities                                                       (7,016)         (7,016)
   Total comprehensive income                                                                                 717,128
Cash dividends declared on
   common stock ($0.33 per share)                                               (316,037)                    (316,037)
Issued 2,015 shares of common
   stock pursuant to exercise of
   stock option                                      2,015         19,053                                      21,068

Balance, December 31, 1998                         964,515      1,019,053      7,769,966       (6,576)      9,746,958
Comprehensive income:
   Net income                                                                  1,001,616                    1,001,616
   Other comprehensive income,
      net of      deferred income taxes
      of $125,739:
         Unrealized losses on securities                                                      (196,668)      (196,668)
   Total comprehensive income                                                                                 804,948
Cash dividends declared on
   common stock ($0.42 per share)                                               (401,238)                    (401,238)

Balance, December 31, 1999                         964,515      1,019,053      8,370,344      (203,244)    10,150,668
Comprehensive income:
   Net income                                                                  1,100,093                    1,100,093
   Other comprehensive income,
      net of      deferred income taxes
      of $103,435:
         Unrealized gains on securities                                                        161,783        161,783
   Total comprehensive income                                                                               1,261,876
Cash dividends declared on
   common stock ($0.52 per share)                                               (503,433)                    (503,433)
Issued 6,750 shares of common
   stock pursuant to exercise of
   stock option                                      6,750         70,400                                      77,150

Balance, December 31, 2000                  $      971,265  $   1,089,453  $   8,967,004  $     (41,461)   $10,986,261







                             See Notes to Consolidated Financial Statements

                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                            AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Years Ended December 31, 2000, 1999 and 1998


                                                                             2000             1999              1998
Cash Flows From Operating Activities
     Net income                                                      $     1,100,093  $     1,001,616   $       724,144
     Adjustments to reconcile net income to
         net cash provided by operating activities:
     Depreciation                                                            219,412          233,179           263,089
     Provision for loan losses                                                72,500          100,000           448,940
     Deferred income tax expense (benefit)                                    11,707            8,314          (118,984)
     Securities losses, net                                                    3,440              517            -
     Loss (gain) on sale of other assets                                       4,000           -                (23,288)
     Provision for valuation allowance on other
         real estate owned                                                    -                -                  1,500
     (Gain) loss on disposal of bank premises and equipment                   -                (5,331)              800
     (Accretion of securities discounts) and amortization of
         premiums, net                                                       (17,072)        (180,938)          (69,097)
     (Increase) decrease in accrued interest receivable                     (210,507)        (124,577)           57,816
     (Increase) in other assets                                              (75,931)         (26,293)              (19)
     Increase (decrease) in other liabilities                                 15,557          (45,905)               42
              Net cash provided by operating activities                    1,123,199          960,582         1,284,943

Cash Flows From Investing Activities
     Net decrease (increase) in interest bearing deposits with
         other banks                                                             774           (17,492)             -
     Proceeds from maturities and calls of securities held
         to maturity                                                       1,011,560        5,980,516         8,575,000
     Proceeds from sales, maturities and calls of securities
         available for sale                                                2,500,000        9,499,035         6,000,000
     Purchases of securities held to maturity                               (851,025)      (8,721,753)       (5,000,938)
     Purchases of securities available for sale                             (501,590)      (11,910,494)     (10,071,287)
     (Loans made to) principal payments received from
         customers, net                                                  (13,767,659)      (5,720,409)         (897,037)
     Purchases of bank premises and equipment                                (60,644)         (95,111)          (40,342)
     Proceeds from sale of bank premises and equipment                       -                 20,000             1,300
     Proceeds from sales of other assets                                      24,000          -                  56,238
     Proceeds from lease payments on other real
         estate owned                                                         42,000           19,504           -
              Net cash (used in) investing activities                    (11,602,584)     (10,946,204)       (1,377,066)














                                                             (Continued)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                          For the Years Ended December 31, 2000, 1999 and 1998

                                                                             2000            1999              1998
Cash Flows From Financing Activities
     Net (decrease) increase in demand deposit, NOW and
         savings accounts                                                 (2,287,663)      11,902,587         4,414,555
     Proceeds from sales of (payments for matured)
         time deposits, net                                                9,680,988       (3,992,070)       (1,528,976)
     Net increase (decrease) in short-term borrowings                      1,796,125        3,161,845          (379,662)
     Principal payments on long-term borrowings                              (15,171)      (5,014,310)          (12,402)
     Proceeds from issuance of common stock pursuant
         to stock option plans                                                77,150          -                  21,068
     Dividends paid                                                         (482,995)        (341,438)         (308,160)
         Net cash provided by financing activities                         8,768,434        5,716,614         2,206,423

     (Decrease) increase in cash and cash equivalents                     (1,710,951)      (4,269,008)        2,114,300

     Cash and cash equivalents:
         Beginning                                                         3,746,511        8,015,519         5,901,219
         Ending                                                      $     2,035,560  $     3,746,511   $     8,015,519

Supplemental Disclosures of Cash Flow
     Information

     Cash payments for:
         Interest                                                    $     3,998,842     $   3,461,886     $  3,334,559

         Income taxes                                                $       602,362  $       491,429   $       497,945

Supplemental Schedule of Noncash
     Investing and Financing Activities

     Other real estate acquired in settlement of loans               $       200,000  $        28,000   $       885,000

     Dividends declared and unpaid                                   $       165,115  $       144,677   $        84,877





















                              See Notes to Consolidated Financial Statements

                                           FIRST NATIONAL BANKSHARES CORPORATION
                                                     AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Significant Accounting Policies

              Nature of business:  First National Bankshares Corporation (the "Company") is a holding company which provides financial products and services through its wholly owned subsidiaries First National Bank and FNB
              Insurance, LLC.  First National Bank is a commercial bank with operations in Greenbrier and Kanawha
              Counties of West Virginia.  The Bank provides retail and commercial loans and deposit and trust services primarily to customers in Greenbrier, Kanawha and surrounding counties.  FNB Insurance, LLC was organized on September 27, 2000, for the purpose of investing in ProServ, LLC, an insurance agency operating in the State of West Virginia selling property and casualty insurance.  Along with other investors,
              FNB Insurance, LLC will share in the results of ProServ, LLC.

              The Company's only defined business segment is community banking.  As a community bank, the
              Company offers its customers a full range of products through traditional branches, ATMs, and personal computers.


              Principles of consolidation: The accounting and reporting policies of First National Bankshares
              Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within their respective industries. The accompanying consolidated financial statements include the accounts of First National Bankshares Corporation and its wholly-owned subsidiaries, First National Bank and FNB Insurance, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
              Actual results could differ from those estimates.


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

                  Securities available for sale - Securities not classified as "held to maturity" or as "trading" are classified as "available for sale."  Securities classified as "available for sale" are those securities the Company intends to hold for an indefinite period of time but not necessarily to maturity.  "Available for sale"
                  securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes and reported as a separate component of shareholders' equity.

                  Trading securities - Securities purchased with the intention of recognizing short-term profits are placed in a trading account and carried at market value.  Realized and unrealized gains and losses are included in income.  There are no securities classified as "trading" in the accompanying consolidated financial statements.

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

              The allowance for loan losses is maintained at a level considered adequate to absorb losses in the loan portfolio.  The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.  The subsidiary bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance for loan losses.  Loans are charged against the

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              allowance for loan losses when management believes collectibility is unlikely.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in conditions.

              A loan is impaired when, based on current information and events, it is probable that the subsidiary bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement.  Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loan's collateral if the loan is collateral dependent.  The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

              Generally, after management's evaluation, loans are placed on nonaccrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms.  Interest is accrued daily on impaired loans unless the loan is placed on nonaccrual status.  Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection.  Interest on nonaccrual loans is recognized primarily using the cost-recovery method, whereby no income will be recognized until the entire principal balance is collected.

              Loan fees and costs:  Loan origination and commitment fees and direct loan origination costs are being recognized as collected and incurred.  The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

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


              Income taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate.  The components of other comprehensive income included in the Consolidated
              Statements of Stockholders' Equity have been computed based upon a 39% effective tax rate.

              Earnings per share:  Basic earnings per common share are computed based upon the weighted average shares outstanding.  The weighted average number of shares outstanding was 966,823, 964,515 and
              963,565 for the years ended December 31, 2000, 1999 and 1998, respectively.  Diluted per share amounts assume the conversion, exercise or issuance of all stock options.  The dilutive impact of stock options was
              5,752 shares in 2000, 5,484 shares in 1999, and 4,589 shares in 1998.

              401(k) plan:  The subsidiary bank sponsors a 401(k) plan which covers substantially all employees.  Bank contributions to the plans are charged to expense.

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



                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Reclassifications:  Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to current year classifications.

              Emerging accounting standards:  In June 1998, the Financial Accounting Standards Board issued
              Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  This statement establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities.  The Company adopted the pronouncement on January 1, 2001.  The adoption had no impact on the Company's balance sheet nor its income statement because the Company did not hold any financial instruments that qualified as derivatives.

Note 2.           Securities

              The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31,
              2000 and 1999, are summarized as follows:
                                                                                           2000

                                                                                                             Carrying
                                                                                                               Value
                                                                                                             (Estimated
                                                          Amortized                 Unrealized                    Fair
                                                           Cost              Gains             Losses           Value)
              Available for sale
                  Taxable:
                      U.S. Government agencies
                         and corporations              $    8,999,276    $     -          $       67,486    $   8,931,790
                      Federal Reserve Bank stock               56,650          -                 -                 56,650
                      Federal Home Loan Bank
                         stock                                646,100          -                 -                646,100
                      Other equities                            8,923          -                     483            8,440
                           Total taxable                    9,710,949          -                  67,969        9,642,980

                  Tax-exempt:
                      Federal Reserve Bank
                         stock                                  2,250          -                 -                  2,250
                           Total                       $    9,713,199    $     -          $       67,969    $   9,645,230

                                                        Carrying
                                                          Value                                             Estimated
                                                       (    Amortized                 Unrealized                  Fair
                                                            Cost)            Gains             Losses           Value
              Held to maturity
                  Taxable:
                      U.S. Government agencies
                         and corporations              $    7,600,000    $       5,080    $       32,650    $  7,572,430
                      State and political
                         subdivisions                         485,000          -                   7,052         477,948
                          Total taxable                     8,085,000            5,080            39,702       8,050,378

                  Tax-exempt:
                      State and political
                         subdivisions                       3,266,137           32,056               130        3,298,063
                           Total                       $   11,351,137    $      37,136    $       39,832    $  11,348,441









                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           1999
                                                                                                              Carrying
                                                                                                                Value
                                                                                                            (Estimated
                                                          Amortized                 Unrealized                   Fair
                                                           Cost              Gains             Losses           Value)
              Available for sale
                  Taxable:
                      U.S. Government agencies
                         and corporations              $   10,977,168    $     -          $      332,704    $  10,644,464
                      Federal Reserve Bank stock               56,650          -                 -                 56,650
                      Federal Home Loan Bank
                         stock                                646,100          -                 -                646,100
                      Other equities                            7,489          -                     483            7,006
                           Total taxable                   11,687,407          -                 333,187       11,354,220

                  Tax-exempt:
                      Federal Reserve Bank
                         stock                                  2,250          -                 -                  2,250
                           Total                       $   11,689,657    $     -          $      333,187    $  11,356,470

                                                        Carrying
                                                          Value                                             Estimated
                                                       (    Amortized                 Unrealized                  Fair
                                                            Cost)            Gains             Losses           Value
              Held to maturity
                  Taxable:
                      U.S. Government agencies
                         and corporations              $    8,000,000    $     -          $      196,367    $   7,803,633
                      State and political
                         subdivisions                         500,000          -                 172,170          327,830
                          Total taxable                     8,500,000          -                 368,537        8,131,463

                  Tax-exempt:
                      State and political
                         subdivisions                       3,019,992           21,266            12,448        3,028,810
                           Total                       $   11,519,992    $      21,266    $      380,985    $  11,160,273

              Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities which are included in securities available for sale in the accompanying consolidated financial statements.  Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

              The maturities, amortized cost and estimated fair values of securities at December 31, 2000, are summarized as follows:
                                                                  Held to Maturity                Available for Sale
                                                                                                              Carrying
                                                          Carrying                                             Value
                                                           Value            Estimated                        (Estimated
                                                         (Amortized         Fair             Amortized        Fair
                                                            Cost)              Value            Cost             Value)

              Due in one year or less                  $    3,000,000       $2,999,700    $      -          $     -
              Due from one to five years                    7,597,801        7,602,159         8,999,276        8,931,790
              Due from five to ten years                      268,336          268,634           -                -
              Due after ten years                             485,000          477,948           -                -
              Equity securities                               -                -                 713,923          713,440
                  Total                                $   11,351,137    $  11,348,441    $    9,713,199    $   9,645,230


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              At December 31, 2000 and 1999, securities with amortized costs of $11,800,000 and $8,500,000, respectively, with estimated fair values of $11,737,785 and $8,292,873, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

              Gross realized losses on securities were $3,440, $517 and $0 in 2000, 1999 and 1998.

Note 3.           Loans

              Loans are summarized as follows:
                                                                                              2000                1999
              Commercial, financial and agricultural                                  $    32,686,861     $    30,877,073
              Real estate - construction                                                      502,089           1,451,024
              Real estate - mortgage                                                       38,311,909          31,395,269
              Installment                                                                  14,082,820           9,079,335
              Other                                                                         2,793,776           2,224,462
                      Total loans net of unearned income                                   88,377,455          75,027,163
              Less allowance for loan losses                                                  618,656             763,523
                      Loans, net                                                      $    87,758,799     $    74,263,640

              Included in the net balance of loans are nonaccrual loans amounting to $122,900 and $0 at December 31,
              2000 and 1999, respectively.  If interest on nonaccrual loans had been recognized under the original terms of the loans, such income would have approximated $16,524, $12,785 and $38,670 for the years ended
              December 31, 2000, 1999 and 1998, respectively.  No income was recognized on such loans during 2000,
              1999 or 1998.

              The following represents contractual maturities of loans at December 31, 2000:

                                                                                        After 1 But
                                                                  Within 1 Year       Within 5 Years       After 5 Years
Commercial, financial and
                  agricultural                                    $     13,521,239    $    16,229,392     $     2,936,230
              Real estate - construction                                   502,089             -                  -
              Aggregate of remaining loan portfolio                     19,005,387         15,164,944          21,018,174
                      Total                                       $     33,028,715    $    31,394,336     $    23,954,404

              Loans due after one year with:

                  Variable rates                                  $     32,765,277
                  Fixed rates                                           22,583,463
                      Total                                       $     55,348,740

              Concentrations of credit risk:  The subsidiary bank grants commercial, residential and consumer loans to customers primarily located in Greenbrier and Kanawha Counties of West Virginia.

              Loans to related parties:  The subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  In the opinion of management, all such loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

              The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:
                                                                                                2000              1999
                      Balance, beginning                                                  $    1,675,456    $     811,541
                      Additions                                                                1,467,358        1,501,572
                      Amounts collected                                                         (764,730)        (637,657)
                      Balance, ending                                                     $    2,378,084    $   1,675,456


                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.           Allowance for Loan Losses

              An analysis of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                              2000             1999                1998
              Balance, beginning of year                                 $     763,523    $      765,542    $     635,555
              Losses:
                  Commercial, financial and agricultural                         9,600           203,708           -
                  Real estate - mortgage                                       176,926             3,576           23,529
                  Real estate - construction                                   -                 -                272,451
                  Installment                                                   66,615            83,244           68,470
                     Total                                                     253,141           290,528          364,450

              Recoveries:
                  Commercial, financial and agricultural                       -                 138,156           -
                  Real estate - mortgage                                       -                  -                -
                  Real estate - construction                                   -                  -                -
                  Installment                                                   35,774            50,353           45,497
                     Total                                                      35,774           188,509           45,497

                  Net losses                                                   217,367           102,019          318,953
                  Provision for loan losses                                     72,500           100,000          448,940
              Balance, end of year                                       $     618,656    $      763,523    $     765,542

              The Company's total recorded investment in impaired loans at December 31, 2000 and 1999, approximated
              $231,798 and $0, respectively, for which the related allowance for loan losses approximated $13,750 and
              $0, respectively.  The Company's average investment in such loans approximated $618,024, $282,436 and
              $333,316 for the years ended December 31, 2000, 1999 and 1998.  All impaired loans at December 31,
              2000 and 1999, were collateral dependent and, accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

              For purposes of evaluating impairment, the Company considers groups of smaller-balance, homogeneous loans to include:  mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank's typical residential mortgage loan amount (currently those in excess of
              $100,000); small balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000.  For the years ended December 31, 2000, 1999 and 1998, the Company recognized $38,247, $23,046 and $0 in interest income on impaired loans.

Note 5.           Other Real Estate Acquired in Settlement of Loans

              In 1999 the Company entered into an agreement to lease the commercial property it had acquired in settlement of a loan and held in other real estate.  The terms of the lease call for the lessee to make monthly payments of $3,500, which are being accounted for under the cost recovery method as reductions in the carrying value of the property.

              The lessee has an option to purchase the property at any time during the lease term at a price equal to the carrying value of the property at the date of the lease,  $875,000, reduced by the amount of lease payments made under the lease agreement up to a maximum of $100,000.










                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.           Bank Premises and Equipment

              The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:
                                                                                              2000                1999

                      Land                                                            $       298,361     $       298,361
                      Building and improvements                                             1,588,288           1,581,298
                      Furniture and equipment                                               2,074,584           2,035,482
                                                                                            3,961,233           3,915,141

                      Less accumulated depreciation                                         2,424,666           2,219,806
                      Bank premises and equipment, net                                $     1,536,567     $     1,695,335

              Depreciation expense for the years ended December 31, 2000, 1999 and 1998, totaled $219,412, $233,179 and $263,089, respectively.

Note 7.           Deposits

              The following is a summary of interest-bearing deposits by type as of December 31:

                                                                                               2000               1999

                      Interest-bearing demand deposits                                $    13,383,876     $    15,548,733
                      Savings deposits                                                     36,871,293          37,400,255
                      Certificates of deposit                                              35,123,385          25,442,397
                          Total                                                       $    85,378,554     $    78,391,385

              Time certificates of deposit in denominations of $100,000 or more totaled $7,371,880 and $4,182,682 at
              December 31, 2000 and 1999, respectively.  Interest paid on time certificates of deposit in denominations of $100,000 or more was $314,791, $265,258 and $276,856 for the years ended December 31, 2000, 1999 and 1998, respectively.

              The following is a summary of the maturity distribution of certificates of deposit in denominations of
              $100,000 or more as of December 31, 2000:

                                                                                           Amount              Percent

                      Three months or less                                            $     1,351,352             18.3%
                      Three through six months                                                959,624             13.0%
                      Six through twelve months                                             2,695,137             36.6%
                      Over twelve months                                                    2,365,767             32.1%
                      Total                                                           $     7,371,880            100.0%

              A summary of the maturities of time deposits as of December 31, 2000, follows:

                           Year                                                       Amount

                          2001                                                    $    23,037,865
                          2002                                                          9,821,149
                          2003                                                          1,074,853
                          2004                                                          1,145,978
                          2005                                                             43,540
                                                                                  $    35,123,385





                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The Bank has, and expects to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  In management's opinion, these deposits and transactions were on the same terms as those for comparable deposits and transactions with nonrelated parties.  Aggregate deposit and related balances (principally repurchase agreements) with related parties for the year ended December 31, 2000 and 1999, were $1,617,287 and
              $2,089,145.

Note 8.           Other Borrowings

              Short-term borrowings:  During 2000 and 1999, the Company's short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal funds purchased from other financial institutions and short-term advances from the Federal Home Loan Bank.

              Interest paid on these borrowings are based upon either fixed or variable rates as determined upon origination.  For the Company's repurchase agreements, minimum deposit balance requirements are established on a case-by-case basis.  The securities underlying these agreements are under the subsidiary bank's control and secure the total outstanding daily balances.


              The following information is provided relative to these obligations:

                                                         2000                                       1999
                                       Repurchase    Federal Funds  Short-term       Repurchase  Federal Funds   Short-term
                                       Agreements     Purchased    Advances - FHLB  Agreements    Purchased    Advances - FHLB

     Outstanding at year end        $   2,672,704   $  236,000   $  3,000,000      $4,112,579   $     -        $     -
     Weighted average interest
         rate at December 31                4.94%         6.63%         6.69%            4.63%        0.00%         0.00%
     Maximum amount outstanding
         at any month end              5,093,377      9,025,000      3,000,000      4,112,579      4,874,500         -
     Average daily amount
               outstanding             3,181,469      2,887,305      1,172,131      1,198,981        252,003         -
     Weighted average interest
         rate                              4.85%          6.56%          6.59%          3.41%           5.68%       0.00%

              Long-term borrowings:  The Company's long-term borrowings consist of a $500,000 advance from the
              Federal Home Loan Bank (or "FHLB') with a fixed interest rate of 5.86%.  Payments of $3,542, including principal and interest, are due monthly,  with a balloon payment due on December 23, 2002.  At December
              31, 2000, the outstanding balance totaled $458,117.  A summary of the maturities of this borrowing for the next five years is as follows: $16,084 in 2001 and $442,033 in 2002. The advance is secured by Federal
              Home Loan Bank of Pittsburgh stock, qualifying first mortgage loans, certain nonmortgage loans and all investments not otherwise pledged.

Note 9.           Income Taxes

              The components of applicable income tax expense (benefit) for the years ended December 31 are as follows:

                                                                                2000              1999              1998
                      Current:
                           Federal                                       $     462,132    $      414,085    $     344,848
                           State                                                64,073            72,144           71,260
                                                                               526,205           486,229          416,108

                      Deferred (Federal and State)                              11,707             8,314         (118,984)
                           Total                                         $     537,912    $      494,543    $     297,124

              A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31 is as follows:


                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                     2000                      1999                      1998
                                             Amount        Percent      Amount       Percent      Amount       Percent
              Computed tax at applicable
                  statutory rate            $   556,922      34.0      $   508,694       34.0    $   347,231       34.0
              Increase (decrease) in
                  taxes resulting from:
                  Tax-exempt interest           (61,453)     (3.8)         (59,580)      (3.9)       (67,916)      (6.7)
                  State income taxes, net
                      of Federal income
                      tax benefit                43,278       2.7           48,319        3.2         47,031        4.6
                  Other, net                       (835)     (0.1)          (2,890)      (0.2)       (29,222)      (2.9)
                  Applicable income
                      taxes                 $   537,912      32.8      $   494,543       33.1    $   297,124       29.0

              The tax effects of temporary differences which give rise to the Company's deferred tax assets and liabilities as of December 31are as follows:
                                                                                                  2000              1999
              Deferred tax assets:
                  Allowance for loan losses                                               $      135,154    $     191,652
                  Employee benefits                                                              177,450          170,755
                  Accrued expenses                                                                -                 5,265
                  Other real estate owned                                                         23,986            7,607
                  Net unrealized loss on securities                                               26,508          129,943
                                                                                                 363,098          505,222
              Deferred tax liabilities:
                  Depreciation                                                                    23,460           31,481
                  Accretion on securities                                                          2,079           21,040
                                                                                                  25,539           52,521
                      Net deferred tax assets                                             $      337,559    $     452,701

Note 10.      Employee Benefits

              401(k) Plan:  The subsidiary bank sponsors a 401(k) defined contribution plan covering substantially all employees.  Participants are eligible to contribute up to 10% of their annual compensation to the Plan.
              The Bank matches up to 5% of each participant's annual compensation.  In addition, the Bank is also eligible to make discretionary contributions to the Plan.  Contributions to the above Plan for the years ended
              December 31, 2000, 1999 and 1998, totaled $57,170, $48,556 and $49,435, respectively.

              Postretirement Benefit Plans:  The subsidiary bank sponsors a postretirement medical plan and a postretirement life insurance plan for all retired employees that meet certain eligibility requirements.
              Participation in the plans is limited to all employees hired prior to January 1, 1999. Both plans are contributory with retiree contributions that are adjustable based on various factors, some of which are discretionary.  The plans are unfunded.  Details regarding the retiree medical plan and the retiree life insurance plan are as follows:

                                                 Retiree                        Retiree
                                               Medical Plan                Life Insurance Plan                    Total
                                       2000       1999       1998       2000       1999      1998       2000       1999       1998
      Change in accumulated
          postretirement benefit
          obligation
      Accumulated postretirement
          benefit obligation at
          beginning of year          $ 379,148  $374,954  $ 305,375  $ 118,388  $ 106,188  $ 110,927  $ 497,536  $ 481,142  $416,302
      Service cost                       6,963     7,643      6,155      2,817      2,929      2,443      9,780     10,572     8,598
      Interest cost                     26,109    23,979     20,175      8,013      6,779      7,334     34,122     30,758    27,509
      Actuarial (gain) loss            (20,265)  (10,579)    62,181   (102,908)    10,527     (8,760)  (123,173)       (52)   53,421
      Benefits paid                    (20,115)  (16,849)   (18,932)    (8,692)    (8,035)    (5,756)   (28,807)   (24,884) (24,688)
      Accumulated postretirement
          benefit obligation at end
          of year                    $ 371,840  $379,148  $ 374,954  $  17,618  $ 118,388  $ 106,188  $ 389,458  $ 497,536  $481,142

                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                Retiree                          Retiree
                                               Medical Plan                 Life Insurance Plan                   Total
                                       2000      1999      1998         2000       1999      1998      2000       1999       1998
  Change in plan assets
      Fair value of plan assets at
          beginning of year          $     -    $   -      $  -       $ -        $  -       $  -       $ -        $  -       $   -
      Employer contribution            20,115    16,849     18,932      8,692      8,035      5,756     28,807     24,884    24,688
      Benefits paid                   (20,115)  (16,849)   (18,932)    (8,692)    (8,035)    (5,756)   (28,807)   (24,884)  (24,688)
          Fair value of plan assets at
          end of year                $ -        $-        $  -       $ -        $  -       $  -       $ -        $  -       $    -

      Funded status                 $(371,840) $(379,148) $(374,954) $(17,618)  $(118,388) $(106,188) $(389,458)$(497,536)$(481,142)
      Unrecognized net actuarial
          loss (gain)                 29,388      50,558    62,800    (92,806)    10,102       (425)   (63,418)    60,660    62,375
          Accrued postretirement
               benefit cost        $(342,452) $(328,590)$(312,154) $(110,424) $(108,286) $(106,613) $(452,876) $(436,876) $(418,767)

      Components of net periodic
          postretirement benefit
          cost
      Service cost                $  6,963   $ 7,643    $ 6,155    $ 2,817    $ 2,929     $ 2,443  $   9,780  $  10,572    $  8,598
      Interest cost                 26,109    23,979     20,175      8,013      6,779       7,334     34,122     30,758      27,509
      Amortization of net actuarial
          loss                        905      1,663     -         -           -          -              905      1,663     -
          Net periodic postretirement
          benefit cost          $  33,977   $ 33,285  $  26,330  $  10,830  $   9,708  $   9,777  $  44,807  $  42,993  $    36,107


                                                  2000                               1999                               1998
     Actuarial assumptions:

          Discount rate (both plans)          7.25%                             7.25%                              6.75%
          Annual increase in per capita    7% for the first 3 years;       7% for the first 3 years;      7% for the first 4 years;
              healthcare costs of covered  6% for the next 3 years;      6% for the next 5 years;         6% for the next 5 years;
              benefits                     5-1/2% for the next 3 years;  5-1/2% for the next 5 years;   5-1/2% for the next 5 years;
                                           and 5% thereafter               and 5% thereafter                and 5% thereafter

           Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                   One Percent          One Percent
                                                                               Point Increase        Point Decrease
           Increase (decrease) service and interest cost
               components                                                                $   1,081    $              (978)
           (Increase) decrease accumulated postretirement
               benefit obligation                                               $          (14,912)   $             13,485

Note 11.       Stock Option Plan

               The Company has an incentive stock option plan covering certain  key employees.  Grants under the plan are
               accounted for under the intrinsic value method.   Accordingly, no compensation cost has been recognized for
               grants under the plan.  Had compensation cost for the stock-based compensation plan been determined based on the fair value method, reported net income and earnings per share would have been reduced to the proforma amounts shown below:









                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 2000         1999                1998
                       Net income:
                            As reported                                 $   1,100,093    $   1,001,616         $724,144
                            Proforma                                    $   1,085,250    $     967,420         $712,983
                       Basic earnings per share:
                            As reported                                 $        1.14    $        1.04      $      0.75
                            Proforma                                    $        1.12    $        1.00      $      0.74
                       Diluted earnings per share:
                            As reported                                 $        1.13    $        1.03      $      0.75
                            Proforma                                    $        1.12    $        1.00      $      0.74

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

               A summary of the status of the plan at December 31, 2000, 1999 and 1998, and changes during the year ended, along with the assumptions used in calculating the estimated fair value of the options, is as follows:

                                                      2000                  1999                       1998
                                                     Weighted              Weighted                   Weighted
                                                     Average               Average                    Average
                                                     Exercise              Exercise                   Exercise
                                            Shares         Price       Shares        Price       Shares         Price
      Fixed Options
          Outstanding at
              beginning of year                32,015  $    12.43        18,015   $   10.43       23,280       $  10.43
      Granted                                  15,470       16.00        14,000       15.00          -              -
      Exercised                                (6,750)      11.43            -          -         (2,015)         10.46
      Forfeited                                (3,125)      14.95            -          -         (3,250)         10.37
      Outstanding at
          end of year                          37,610        13.87       32,015         12.43       18,015        10.43
      Exercisable at end
          of year                              23,890        12.65       32,015         12.43       18,015        10.43
      Fair value per option
          granted during the year         $       1.83              $      2.44                $        -

      Option pricing method                 Black-Scholes             Minimum Value              n/a - no grants
      Assumptions:
          Expected dividend yield                  3.00%                      2.00%                      -
          Risk-free interest rate                  5.92%                      5.85%                      -
          Expected life of the options           5 Years                     5 Years                     -

          At December 31, 2000, the options outstanding under the stock option plan have exercise prices ranging from $10.00 to $16.00 and a weighted average remaining contractual life of 3.13 years.

Note 12.       Lease Obligation

          The subsidiary bank leases the Charleston branch office space under an operating lease with an initial term of ten years expiring on May 1, 2006.  The lease provides for two successive options for five year renewals.
          Total minimum lease payments of $101,970 were charged to expense for each of the years ended December
          31, 2000, 1999 and 1998.  In addition, adjustments may be charged or credited to the minimum amount for changes in the Company's portion of the common area maintenance.






                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Total future minimum lease payments under the lease are as follows:

                       Year Ending
                       December 31                                                          Amount
                            2001                                                       $     101,970
                            2002                                                             101,970
                            2003                                                             101,970
                            2004                                                             101,970
                            Thereafter                                                       135,960

                                                                                       $     543,840
Note 13.       Commitments and Contingencies

          Reserve Requirements:  The subsidiary bank is required to maintain average balances with the Federal
          Reserve Bank.  During  2000, the average balance maintained was $548,000.  The subsidiary bank does not earn interest on this balance.

          Financial instruments with off-balance sheet risk:  The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.
          These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.  At December 31, 2000 and 1999, the subsidiary bank's financial instruments with off-balance sheet risk are as follows:

                   Financial instruments whose contract                                          Contract Amount
                       amounts represent credit risk                                         2000               1999

                   Commitments to extend credit                                      $    13,475,401     $  13,903,030

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

          Litigation:  The Company is involved in various legal actions arising in the ordinary course of business.  In the opinion of management, based upon the advice of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial position of the Company.

          Employment Agreement:  The Company has an employment agreement with its chief executive officer.  This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment.  The maximum contingent liability under this agreement approximates $398,000 at December 31, 2000.

Note 14.       Regulatory Restrictions on Capital and Dividends

          The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank.  Dividends paid by the subsidiary bank are subject to restrictions by banking regulations.  The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years.
          During 2001, the net retained profits available for distribution to First National Bankshares Corporation as


                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          dividends without regulatory approval approximates $1,197,000 plus net retained profits, as defined, for the interim periods through the date of declaration.

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

          Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined).
          Management believes, as of December 31, 2000, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

          The most recent notification from the Office of the Comptroller of the Currency categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the subsidiary bank must maintain minimum total risk-based, Tier I risk-based,  and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's classification.

          The following table sets forth the subsidiary bank's actual capital amounts and ratios (in thousands):

                                                                                                    To be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                    Actual              Adequacy Purposes         Action Provisions
                                            Amount         Ratio      Amount           Ratio      Amount       Ratio
  As of December 31, 2000:
  Total Capital                            $    11,544       13.94%  $     6,625          8.0%  $     8,281    10.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                10,925       13.19%        3,313          4.0%        4,970     6.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                10,925        9.55%        3,432          3.0%        5,720     5.0%
    (to Average Assets)

  As of December 31, 1999:
  Total Capital                            $    11,091       15.28%  $     5,808          8.0%  $     7,260    10.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                10,328       14.23%        2,904          4.0%        4,355     6.0%
    (to Risk Weighted
      Assets)
  Tier I Capital                                10,328        9.71%        3,191          3.0%        5,318     5.0%
    (to Average Assets)

Note 15.       Fair Value of Financial Instruments

          The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

          Cash and due from banks and interest-bearing deposits with other banks:  The carrying values of these amounts approximate their estimated fair value.

          Federal funds sold:  The carrying values of Federal funds sold approximate their estimated fair values.



                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Deposits:  The estimated fair values of demand deposits (i.e. noninterest-bearing checking, NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values.  Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities.  Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

          Short-term borrowings:  The carrying values of short-term borrowings approximate their estimated fair values.

          Accrued interest payable:  The carrying values of accrued interest payable approximate their estimated fair value.

          Off-balance sheet instruments:  The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties.  The amounts of fees currently charged on commitments are deemed insignificant and, therefore, the estimated fair values and carrying values are not shown below.

          The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                                             December 31, 2000                    December 31, 1999
                                                                           Estimated                          Estimated
                                                          Carrying               Fair         Carrying              Fair
                                                             Value              Value            Value            Value

          Financial assets:
               Cash and due from banks                $     2,034,560   $     2,034,560  $      3,716,511  $   3,716,511
               Interest bearing deposits
                   with other Banks                            16,718            16,718            17,492         17,492
               Federal funds sold                               1,000             1,000            30,000         30,000
               Securities held to maturity                 11,351,137        11,348,441        11,519,992     11,160,273
               Securities available for sale                9,713,199         9,645,230        11,689,657     11,356,470
               Loans                                       87,758,799        87,646,590        74,263,640     72,281,189
               Accrued interest receivable                    937,375           937,375           726,868        729,868

                                                      $   111,812,788   $   111,629,914  $    101,964,160  $  99,291,803

          Financial liabilities:
               Deposits                               $    96,525,169   $    96,454,549  $     89,131,844  $  89,959,520
               Short-term borrowings                        5,908,704         5,908,704         4,112,579      4,112,253
               Accrued interest payable                       239,207           239,207           159,554        159,554
               Long-term borrowings                           458,117           458,117           473,288        473,288

                                                      $   103,131,197   $   103,060,577  $     93,877,265  $  94,704,615







                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.       Condensed Financial Statements of Parent Company

               Balance Sheets
                                                                                                        December 31
               Assets                                                                                2000          1999

               Cash                                                                           $     -        $        25,105
               Securities held to maturity (estimated fair value $251,025)                          251,006               -
               Investment in bank subsidiary                                                     10,882,998        10,124,524
               Investment in insurance subsidiary                                                     6,503               -
               Other assets                                                                         169,904           145,716
                       Total assets                                                             $11,310,411      $ 10,295,345

               Liabilities and shareholders' equity

               Liabilities

               Dividends payable                                                              $     165,115  $       144,677
               Due to bank subsidiary                                                               159,035              -
                   Total liabilities                                                                324,150          144,677

               Shareholders' equity

               Common stock, $1.00 par value, authorized
                   10,000,000 shares, issued 971,265 and 964,515
                   shares, respectively                                                             970,265         964,515
               Capital surplus                                                                    1,090,453       1,019,053
               Retained earnings (consisting of undivided profits of
                   subsidiaries not yet distributed)                                              8,967,004      8,370,344
               Accumulated other comprehensive income                                               (41,461)      (203,244)
                   Total shareholders' equity                                                    10,986,261     10,150,668
                       Total liabilities and shareholders' equity                             $  11,310,411   $ 10,295,345

                                                                                             Year Ended December 31
               Statements of Income                                                 2000            1999           1998


               Interest on securities - tax exempt                            $         481   $     -        $       -
               Income - dividends from bank subsidiary                              503,433         401,238       316,037
               Expenses - operating                                                 -               -                  77
               Income before income taxes and undistributed
                   income                                                           503,914         401,238      315,960
               Applicable income tax expense (benefit)                                   15          -               (30)
               Income before undistributed income                                   503,899         401,238      315,990
               Equity in undistributed income in subsidiaries                       596,194         600,378      408,154
                       Net income                                             $   1,100,093   $   1,001,616  $   724,144











                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Year Ended December 31
               Statements of Cash Flows                                             2000            1999           1998

               Cash Flows From Operating Activities
                   Net income                                                 $   1,100,093   $   1,001,616  $   724,144
                   Adjustments to reconcile net income to net
                       cash provided by operating activities:
                   Amortization of securities premiums                                   18         -                   -
                   Equity in undistributed net income of
                       subsidiaries                                                (596,194)       (600,378)    (408,154)
                   (Increase) in other assets                                       (24,188)        (59,800)      (7,907)
                   Increase (decrease) in other liabilities                         159,035         -                  -

                       Net cash provided by operating activities                    638,764         341,438       308,083

               Cash Flows From Investing Activities
                   Capital contribution - FNB Insurance, LLC                         (7,000)            -             -
                   Purchases of securities held to maturity                            (251)            -             -
                       Net cash (used in) financing activities                      (258,024)           -

             Cash Flows From Financing Activities
                   Proceeds from sale of common stock  pursuant
                       to exercise of stock option                                     77,150       -               21,068

                   Dividends paid to shareholders                                  (482,995)       (341,438)     (308,160)
                       Net cash (used in) financing activities                     (405,845)       (341,438)     (287,092)

                   Increase (decrease) in cash                                      (25,105)        -               20,991

                   Cash:
                       Beginning                                                     25,105          25,105          4,114
                       Ending                                                 $      -        $      25,105  $      25,105

               SUPPLEMENTAL SCHEDULE OF NONCASH
                   INVESTING AND FINANCING ACTIVITIES

                   Dividends declared and unpaid                              $     165,115   $     144,677  $     84,877



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                                                PART III

ITEM  10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The Board of Directors of the Company may consist of not less than five (5) nor more than twenty-five (25) shareholders in accordance with the Company's By-laws.  The number of directors within such minimum and maximum limits shall be determined from time to time by resolution of a majority of the full Board of Directors or by a resolution of the shareholders at any annual or special meeting, subject to limitations outlined in the Company's By-laws.  Currently the Board of
Directors may not increase the number of directors to a number which exceeds by more than two the number of directors last elected by the shareholders. No shareholder may be elected as director after attaining the age seventy (70), unless the shareholder was also a member of the Board of Directors on May 5, 1987.  Additional information about the directors, including their principal occupation and age, is set forth in the following table:

-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                                Year  First        Year
Offices Held (Other                                                                                 Became a          Term
Than Director)                               Principal Occupation                                   Director           of
With the Company                             or Employment for                                       of the          Office
and the Bank                                 the Past Five Years                     Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------


L. Thomas Bulla                              President & CEO of                       61               1993            2001
President & CEO of the                       First National Bankshares
Company and the Bank,                        Corp. and First National
Member of the Risk                           Bank
Management and Trust Cmts.

Michael G. Campbell                          Investor                                 52                1999           2002
Member of the Audit &                        Oil & Gas Executive
& Compliance and Incentive                   Owner, Renick Farm
Stock Option Cmts.

David A. Carson                              President - Carson Associates            49                1998           2003
Member of the Audit
& Compliance, Personnel
& Comp. and Executive Cmts.

Richard E. Ford                              Attorney at Law                          73                1987            2002
Chairman of the Trust Cmt.                   Partner - The Ford
Member of the Personnel &                    Law Firm
Comp. and Incentive Stock
Option Cmts.

Walter Bennett Fuller                        Retired Banker                           77                1986            2003
Vice Chairman of the Board,
Chairman, Audit & Compliance Cmt.
Chairman, Incentive Stk Option Cmt.

-------------------------------------------------------------------------------------------------------------------

                                           (Table continued on next page)







                                                              45


-------------------------------------------------------------------------------------------------------------------

Name, Positions and                                                                                Year  First     Year
Offices Held (Other                                                                                 Became a       Term
Than Director)                               Principal Occupation                                   Director          of
With the Company                             or Employment for                                       of the        Office
and the Bank                                 the Past Five Years                     Age             Company      Expires
-------------------------------------------------------------------------------------------------------------------


G. Thomas Garten                             President - Alleghany Motors             49                1999           2003
Member of the Risk                           Owner - Greenway's Real
Management Cmt.                              Estate & Auction Co.

William D. Goodwin                           Attorney at Law,                         57                1986            2001
Member of the Risk                           Owner/Broker, Coldwell
Management, Trust,                           Banker Stuart & Watts Real
Personnel & Compensation                     Estate, Inc.
and Executive Cmts.

Lucie T. Refsland, Ed.D.                     Professor of Mathematics                 64                1995            2001
Member of the Risk                           Greenbrier Community College
Management and Trust Cmts.                   Center of Bluefield State College

William R. Satterfield, Jr.                  Owner - Greenbrier                       56                1986            2001
Chairman, Risk Management Cmt.               Insurance Agency, Inc.
Member of the Personnel &
Compensation and Executive Cmts.

Richard L. Skaggs                            Retired                                  78                1986            2003
Member of the Audit & Compliance
and Incentive Stock Option Cmts.

Ronald B. Snyder                             President, R.B.S., Inc.                  61                1988            2002
Chairman of Board
Chairman, Personnel & Comp. Cmt.
Member of the Audit & Compliance,
Risk Management, Incentive
Stock Option and Executive Cmts.



-------------------------------------------------------------------------------------------------------------------


The directors of the Company are divided into three (3) classes; and as a result, the shareholders elect approximately one-third of the directors of the Company each year.  Directors Bulla, Goodwin, Refsland and Satterfield whose terms expire in 2001, have been nominated to stand for re-election at the 2001 annual meeting of the Company's stockholders to serve a 3-year term which will expire in 2004.

The Directors of the Company do not receive any fees or compensation for services as directors thereof.   All of the
directors of the Company, however, are also directors of  the Bank, and as such, receive $400.00 for each Board meeting, and $100.00 for each Board Committee meeting attended, plus $200.00 per month.  No Board Committee fees are paid to directors who are also salaried officers of the Bank.






Executive Officers
The current executive officers of the Company and the Bank and information about these officers is set forth in the following table.


-------------------------------------------------------------------------------------------------------------------

Name                                Age            Offices Held During Last Five Years
L Thomas Bulla                     61              President & CEO of the Company and the Bank (1993 to present);
                                                   President and CEO of Bank One, West Virginia, Charleston, NA (1985 -
                                                   1993)

Charles A. Henthorn                 41             Secretary/Treasurer of the Company (1999 to present); Executive Vice
                                                   President of the Company (1996 to 1999); Executive Vice President of
                                                   the Bank (1996 to present); Secretary to the Board of Directors (1998 to present); Senior Vice President of the Bank (1994 to 1996); Vice
                                                   President and Senior Commercial Lender of Bank One, West Virginia,
                                                   Charleston, NA (1991 - 1994); National Bank  Examiner with the Office of the Comptroller of the Currency (1983 - 1991)

Darrell G. Echols                   64             Retired effective December 29, 2000; Vice President of the Company
                                                   (1987 to 2000); Senior Vice President and Loan Officer of the Bank (1970
                                                   to 2000)

Victoria W. Ballengee               43             Vice President of the Company (1999 to present); Senior Vice President and Director of Private Banking of the Bank (1996 to present); Vice
                                                   President and WV Market Manager, Banc One Mortgage Corporation
                                                   (1994 to 1996); Regional Finance Director, Banc One, West Virginia,
                                                   Charleston, NA (1993 to 1994)

Matthew L. Burns                    31             Chief Financial Officer of the Bank (1998 to present); Certified Public
                                                   Accountant (1992 to 1998)


-------------------------------------------------------------------------------------------------------------------


The executive officers of  the Company listed above, with the exception of Mr. Echols, shall continue in office until the 2001 organizational meeting of the directors of the Company.  It is expected that the current officers will be re-elected to the offices they now hold.

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


ITEM 11 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid to the named executive officers  whose compensation exceeds $100,000 for the years 2000, 1999 and 1998:









                                                              47


-------------------------------------------------------------------------------------------------------------------

                                                                                                         Long-Term
                                                                      Annual                Other     Compensation
                                                                   Compensation             Compen-   Securities Under-
                                                               Salary          Bonus        sation    lying Options
         Executive Officer                      Year             ($)            ($)           $ (1)        (#) (2)
-------------------------------------------------------------------------------------------------------------------


         L. Thomas Bulla                        2000          $150,000        $35,000        $17,447            4,300
                                                1999          $150,000        $30,000        $18,575            3,250
                                                1998          $150,000        $    -         $19,964              -
         Charles A. Henthorn (3)                2000          $115,000        $17,000        $8,859             3,000

FOOTNOTES:

(1)      These amounts are for director fees, employer matching 401(k) contributions, and personal use of company-owned vehicle.

(2)      Represent shares granted under the Company's Incentive Stock Option Plan.  The options fully vest six months after the grant date and expire five years after grant date.

(3)      Prior to 2000, Mr. Henthorn's compensation did not meet the requirement for reporting, therefore, no amounts are reported for 1999 and 1998.


The following table details stock option grants for the executive officers named in the above compensation table for the year
2000:
                                                 STOCK OPTION GRANTS IN 2000

                                                                                           Potential Realizable
                        Number of                                                          Value (3) at Assumed
                        Securities                                                         Annual Rates of Stock
                        Underlying     % of Total      Exercise                            Price Appreciation for
Executive                 Options        Options         Price     Expiration                  Option Term
Officer                  Granted(1)       Granted       ($/Sh)        Date           5% ($) (2)          10% ($) (2)

L. Thomas Bulla             4,300         27.8%         $16.00       08/08/05          $19,006             $42,011
Charles A. Henthorn         3,000         19.4%         $16.00       08/08/05          $13,260             $29,310

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

(2)      The potential realizable value of the options, if any, granted in 2000 to the executive officer was calculated by multiplying those options by the excess of (a) the assumed fair market value of the common stock on the date of the grant (August 8, 2000) if the fair market value of the common stock were to increase 5% or 10% in each year of the option's five year term over (b) the exercise price shown.  This calculation does not take into account any taxes or other expenses which might by owed.  The assumed fair market value at a 5% assumed annual appreciation rate over the five year term is $20.42 and such value at a 10% assumed annual appreciation rate over that term is $25.77.  The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the common stock will appreciate at these assumed rates or at all.


The following table details the aggregated option exercises in 2000 and year end option values for the executive officers named in the above compensation table:



                                             AGGREGATED OPTION EXERCISES IN 2000
                                                  AND YEAR END OPTION VALUES


                          Shares                      Number of Securities                Value of Unexercised In-The-
                         Acquired on                 Underlying Unexercised               Money (2) Options at year end
Executive                Exercise         Value       Options at Year end (#)                    ($) (3)
Officer                 (# of sh)      Realized (1) Exercisable   Unexercisable       Exercisable    Unexercisable

L. Thomas Bulla               0            $0            8,450         4,300             $135,200         $0
Charles A. Henthorn           0            $0            6,050         3,000             $ 96,800         $0

FOOTNOTES:

(1)      The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised.  The value realized was determined without considering any taxes which may have been owed.

(2)     "In-The-Money" options are options whose exercise price was less than the fair market value of common stock at
         December 31, 2000.

(3)      Assumes a stock price of $16.00 per share, which is the believed market price per share reported to management by purchasers of the Company's common stock on or about December 31, 2000.

-------------------------------------------------------------------------------------------------------------------


Employment Agreement
The Company has an employment agreement with its chief executive officer.  This agreement contains change in control provisions that would entitle the officer to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined therein) resulting in termination of his employment or voluntary resignation.  The maximum contingent liability under this agreement approximated $398,000 at December 31, 2000

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

Information related to the Company's 401(k) and its postretirement benefit plans is summarized in Note 10 of the
Consolidated Financial Statements included in Item 8 of this filing.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There are no shareholders, known to the Company, who beneficially own more than 5% of the Company's common stock, the only class of stock outstanding, as of March 1, 2001.




The following table sets forth information as of March 1, 2001, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of  the Company and by all of  the directors and executive officers of the Company and the Bank as a group.

-------------------------------------------------------------------------------------------------------------------

                                                     Shares Owned                        Percent of
         Name                                         Beneficially                       Class
-------------------------------------------------------------------------------------------------------------------


         L. Thomas Bulla                                  44,850    (1)                              4.56%
         David A. Carson                                   4,315    (2)                              0.44%
         Michael G. Campbell                               4,375    (3)                              0.45%
         Richard E. Ford                                  20,530    (4)                              2.11%
         Walter Bennett Fuller                             9,500    (5)                              0.98%
         G. Thomas Garten                                  5,060    (6)                              0.52%
         William D. Goodwin                                7,975    (7)                              0.82%
         Lucie T. Refsland, Ed.D.                          2,325    (8)                              0.24%
         William R. Satterfield, Jr.                       7,545    (9)                              0.78%
         Richard L. Skaggs                                 2,795   (10)                              0.29%
         Ronald B. Snyder                                 21,405   (11)                              2.20%

         All Directors and Executive
           Officers of the Company
           as a Group (13 persons)                       148,800   (12)                             14.88%

-------------------------------------------------------------------------------------------------------------------


FOOTNOTES
(1)   Mr. Bulla has sole voting and investment authority for 19,350 shares and shared voting and investment authority for
      12,750 shares.  Included in Mr. Bulla's beneficial ownership are 12,750 fully-vested and exercisable stock options.
(2)   Mr. Carson has sole voting and investment authority for 700 shares and shared voting and investment authority for
      2,845.  Included in Mr. Carson's beneficial ownership are 770 shares held by his spouse.
(3)   Mr. Campbell has sole voting and investment authority for 4,375 shares.
(4)   Mr. Ford has sole voting and investment authority for 8,230 shares and shared voting and investment authority for
      10,075 shares.  Included in Mr. Ford's beneficial ownership are 2,225 shares held by his spouse.
(5)   Mr. Fuller has sole voting and investment authority for 9,500 shares.
(6)   Mr. Garten has sole voting and investment authority for 3,360 shares.  Included in Mr. Garten's beneficial ownership are 1,700 shares held by family members.
(7)   Mr. Goodwin has sole voting and investment authority for 4,725 shares and shared voting and investment authority for 3,250 shares.
(8)   Ms. Refsland has sole voting and investment authority for 2,275 shares.  Included in Ms. Refsland's beneficial ownership are 50 shares held by her spouse.
(9)   Mr. Satterfield has sole voting and investment authority for 5,545 shares.  Included in Mr. Satterfield's beneficial ownership are 2,000 shares held by his spouse.
(10)  Mr. Skaggs has sole voting and investment authority for 1,170 shares and shared voting and investment authority for
      1,625 shares.
(11)  Mr. Snyder has sole voting and investment authority for 1,625 shares and shared voting and investment authority for
      12,780 shares.  Included in Mr. Snyder's beneficial ownership are 4,500 held by a corporation in which he has a controlling interest and 2,500 shares held in a trust in which he has investment authority.
(12)  Shares beneficially owned by executive officers include sole and/or shared voting and investment authority of 2,175 shares and 15,950 fully-vested and exercisable stock options.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business the Company's subsidiary, the Bank, as in the past, has had banking transactions with the directors and executive officers of the Company and the Bank, members of their immediate families, corporations and other entities in which such directors and officers were executive officers or had, directly or indirectly, beneficial ownership of 10% or more in any class of equity securities, and trusts in which they have a substantial beneficial interest or for which they serve as a fiduciary.  Management of the Company is of the opinion that any outstanding extensions of credit to such persons were made in the ordinary course of the business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.  See Note 4 of the Consolidated Financial
Statements included in Item 8 of this filing  for additional information related to loans granted to related parties.

On occasion, certain Directors of the Company who are professionals in the fields of law and insurance (Directors Ford,
Goodwin and Satterfield) have provided, and are expected to continue to provide, incidental legal and insurance services on behalf of the Company and/or its subsidiary bank.  It is believed that the payments of these services do not individually, or in the aggregate, exceed 5% of the respective law practice or insurance company  revenue.


















































                                                            PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                                  Page(s) in
                                                                                                                    Form 10-K
( a ) (1)Financial Statements
            The following consolidated financial statements and accountant's report appear on pages 22 through 44 of this Form 10-K

            Report of independent auditors..................................................................................23

            Consolidated balance sheets at December 31, 2000 and 1999.......................................................24

            Consolidated statements of income for the years ended
               December 31, 2000, 1999, and 1998............................................................................25

            Consolidated statements of shareholders' equity
               for the years ended December 31, 2000, 1999, and 1998........................................................26

            Consolidated statements of cash flows for the years ended
               December 31, 2000, 1999, and 1998.........................................................................27-28

            Notes to the consolidated financial statements...............................................................29-44

( a ) (2)Financial Statement Schedules
            All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto

( a ) (3)Exhibits required to be filed by Item 601 of Regulation
               S-K and 14( c ) of Form 10-K
               See index to exhibits........................................................................................55

( b )    Reports on Form 8-K
            No reports on Form 8-K have been filed by the registrant
            during the quarter ended December 31, 2000.

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



                                                         FIRST NATIONAL BANKSHARES CORPORATION
                                                         (Registrant)


                                                         By:   /s/ L. Thomas Bulla                      03/27/01
                                                               L. Thomas Bulla
                                                               President, Chief Executive Officer & Director
                                                               (Principal Executive Officer)

                                                               /s/ Charles A. Henthorn                   03/27/01
                                                               Charles A. Henthorn
                                                               Executive Vice President and Secretary
                                                               To the Board of Directors

                                                               /s/ Matthew L. Burns, CPA               03/27/01
                                                               Matthew L. Burns, CPA
                                                               Chief Financial Officer, First National Bank
                                                               (Principal Financial and Accounting Officer)






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David A. Carson                        03/27/01       /s/  Lucie T. Refsland                             03/27/01
David A. Carson, Director                                 Lucie T. Refsland, Director

/s/ Michael G. Campbell                    03/27/01       /s/  William R. Satterfield Jr.                   03/27/01
Michael G. Campbell, Director                             William R. Satterfield, Jr., Director

/s/  Richard E. Ford                       03/27/01       /s/  Richard L. Skaggs                            03/27/01
Richard E. Ford, Director                                 Richard L. Skaggs, Director

/s/  Bennett Fuller                        03/27/01     /s/  Ronald B. Snyder                               03/27/01
Bennett Fuller, Director                                  Ronald B. Snyder, Director

/s/ G. Thomas Garten                       03/27/01
G. Thomas Garten, Director

/s/  William D. Goodwin                    03/27/01
William D. Goodwin, Director



                                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
                                PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
                                 NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


The annual report and proxy materials are expected to be mailed to shareholders of record as of March 14, 2001 on or
around March 28, 2001.   Copies thereof shall be furnished to the Commission upon request.






                                                       INDEX TO EXHIBITS

                                                                                                                 PAGE NUMBER(S)
                                                                                                               IN FORM 10-K, OR
EXHIBIT                                                                                                            PRIOR FILING
NUMBER            DESCRIPTION                                                                                         REFERENCE


(3)I              Articles of Incorporation of Registrant...............................................................( a )


(3)ii             By-laws of Registrant.................................................................................( a )


(10)              Material Contracts
                  A    Agreement dated October 14, 1993, between L. Thomas Bulla
                            and First National Bank.....................................................................( b )
                  B    Summary of Lease terms for Charleston branch facility............................................( c )
                  C    Form S-8 Registration Statement under the Securities Act of 1933.................................( d )
                  D    Specimen Copy of Incentive Stock Option Plan Agreement...........................................( e )


(11)              Calculation of Basic and Diluted Computation of Earnings per Share.......................................56


(21)              Subsidiaries of Registrant...............................................................................57

(23)              Consents of experts and counsel
                       Consent of Independent Auditors.....................................................................58

(27)              Financial Data Schedule...............................................................................59-60

(99)              Report of Arnett & Foster, P.L.L.C., Independent Auditors................................................61


-------------------------------------------------------------------------------------------------------------------



( a )  Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-Q Quarterly Report dated
       September 30, 1999 filed with the Securities and Exchange Commission on or about November 10, 1999.

( b )  Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated
       December 31, 1994 filed with the Securities and Exchange Commission on or about March 28, 1995.

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

( e )  Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated
       December 31, 1996 filed with the Securities and Exchange Commission on or about March 29, 1997.




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

                                                         EXHIBIT (21)
                                                SUBSIDIARIES OF THE REGISTRANT
--------------------------------------------------------------------------------



FIRST NATIONAL BANK, a national banking association organized under the laws of the United States of America.

FNB INSURANCE, LLC, a West Virginia limited liability company.

                                                         EXHIBIT (23)
                                                CONSENT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------





                                   (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)

                                         CONSENT OF INDEPENDENT AUDITORS



Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form 10-K of our report dated February 4, 2000, on our audit of the consolidated financial statements of First National Bankshares Corp. as of December 31, 1999 and 1998 of the Form 10-K of First National Bankshares Corporation for the year ended December 31, 2000.



                                           ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
March 19, 2001









                                EXHIBIT (99)
                       REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------





                             (ARNETT & FOSTER, P.L.L.C.  LETTERHEAD)

                                 INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First National Bankshares Corporation
          and subsidiary
Ronceverte, West Virginia

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1999, and the results of their operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     ARNETT & FOSTER, P.L.L.C.






Charleston, West Virginia
February 4, 2000