Form 10-Q
period 2001-03-31
FIRST NATIONAL BANKSHARES CORP
filed 2001-05-14
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001
          --------------------------------

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from            to
         ---------------------------------------------------------


           Commission File Number: 33-14252

         FIRST NATIONAL BANKSHARES CORPORATION
            (Exact name of registrant as specified in its charter)

West Virginia                                        62-1306172
-------------------------                                -------------------
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation)                                       Identification
                                                                No.)

One Cedar Street, Ronceverte, West Virginia              24970
           ------------                  -----------
(Address of principal executive
offices)                                                      (Zip Code)

(304-647-4500)
(Registrant's telephone number, including area code)

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
Yes      X         No
    -----------       ----------

The number of shares outstanding of the issuer's classes of common stock as of May 1, 2001:

                  Common Stock, $1 par value -- 975,065 shares


                          THIS REPORT CONTAINS 20 PAGES





                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2001

                                      INDEX




PART I.   FINANCIAL INFORMATION                                                                                   PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                                                               3

              Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 2001 and 2000                                                         4

              Condensed Consolidated Statements of Shareholders' Equity -
                  Three Months Ended March 31, 2001 and 2000                                                         5

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000                                                         6

              Notes to Condensed Consolidated Financial Statements                                                7-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     11 - 17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            18



PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                     18

     Item 2.  Changes in Securities                                                                               none

     Item 3.  Defaults upon Senior Securities                                                                     none

     Item 4.  Submission of Matters to a Vote of Security Holders                                                   18

     Item 5.  Other Information                                                                                     18

     Item 6.  Exhibits and Reports on Form 8-K                                                                      19



          SIGNATURES                                      20








                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (in thousands of dollars)

                                                                                             March 31,        December 31,
                                                                                               2001             2000
                                                                                         ---------------  ---------------
                                         ASSETS

Cash and due from banks                                                                  $        2,023   $        2,035

Federal funds sold                                                                                4,596                1

Interest-bearing deposits with other banks                                                           13               17

Securities available for sale                                                                     6,716            9,645
Securities held to maturity (estimated fair value

   of $27,112 and $11,348)                                                                       27,021           11,351
Loans, less allowance for loan losses of $651 and

   $619                                                                                          90,539           87,759

Bank premises and equipment, net                                                                  1,497            1,537

Accrued interest receivable                                                                         758              937

Other real estate owned acquired in settlement of loans                                           1,006            1,013

Other assets                                                                                        623              580
                                                                                         ---------------  ---------------
      Total assets                                                                              134,792          114,875
                                                                                         $                $
                                                                                         ===============  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits

   Noninterest-bearing                                                                           11,008           11,147

   Interest-bearing                                                                              90,273           85,378
                                                                                         ---------------  ---------------
      Total deposits
                                                                                                101,281           96,525

Short-term borrowings                                                                            20,956            5,909

Other liabilities                                                                                   940              997

Long-term borrowings                                                                                454              458
                                                                                         ---------------  ---------------
      Total liabilities                                                                         123,631          103,889
                                                                                         ---------------  ---------------

Shareholders' equity
Common stock, $1.00 par value, authorized

   10,000,000 shares, issued 971,265 shares                                                         971              971

Capital surplus                                                                                   1,089            1,089

Retained earnings                                                                                 9,099            8,967

Accumulated other comprehensive income                                                                2             (41)
                                                                                         ---------------  ---------------
      Total shareholders' equity                                                                 11,161           10,986
                                                                                         ---------------  ---------------
      Total liabilities and shareholders' equity                                                134,792          114,875
                                                                                         $                $
                                                                                         ===============  ===============



(1) Extracted from December 31, 2000 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements


             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,
                  (In thousands of dollars, except per share data)
                                                                                                2001            2000
                                                                                          --------------- ---------------
Interest income

   Interest and fees on loans                                                             $        1,987  $        1,657
   Interest and dividends on securities:

      Taxable                                                                                        237             301

      Tax-exempt                                                                                      39              36

   Interest on Federal funds sold and interest-bearing deposits                                       32              15
                                                                                          --------------- ---------------

         Total interest income                                                                     2,295           2,009
                                                                                          --------------- ---------------

Interest expense

   Deposits                                                                                        1,027             821

   Short-term borrowings                                                                              77              63

   Long-term borrowings                                                                                7               7
                                                                                          --------------- ---------------

         Total interest expense                                                                    1,111             891
                                                                                          --------------- ---------------


         Net interest income                                                                       1,184           1,118

Provision for loan losses                                                                             30               -

         Net interest income after provision for loan losses                                       1,154           1,118
                                                                                          --------------- ---------------

Noninterest income

   Service fees                                                                                       81              72

   Trust income                                                                                        -              16

   Other income                                                                                       31              17
                                                                                          --------------- ---------------

         Total noninterest income                                                                    112             105
                                                                                          --------------- ---------------

Noninterest expense

   Salaries and employee benefits                                                                    431             424

   Net occupancy expense                                                                              70              68

   Equipment rental, depreciation and maintenance                                                     67              70

   Data processing                                                                                    73              60

   Advertising                                                                                        25              22

   Professional and legal                                                                             26              24

   Directors' fees and shareholder expenses                                                           31              35

   Stationary and supplies                                                                            31              21

   Other operating expenses                                                                          133             132
                                                                                          --------------- ---------------

         Total noninterest expense                                                                   887             856
                                                                                          --------------- ---------------


Income before income taxes                                                                           379             367

Income tax expense                                                                                   121             120
                                                                                          --------------- ---------------
Net income                                                                                $               $
                                                                                                     258             247
                                                                                          =============== ===============

Basic earnings per common share                                                           $         0.27  $         0.26
                                                                                          =============== ===============
Diluted earnings per common share                                                         $         0.26  $
                                                                                                                    0.25
                                                                                          =============== ===============

            See Notes to Condensed Consolidated Financial Statements


             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           3 Months Ended MARCH 31,
                          (In thousands of dollars)


                                                                                               2001             2000
                                                                                         ---------------  ---------------
Balance, beginning of period                                                             $       10,986   $       10,151
Comprehensive income

   Net income                                                                                       258              247
   Other comprehensive income, net of deferred
      income taxes (benefit) of $28 and ($24):

         Unrealized gains on securities                                                              43             (38)
                                                                                         ---------------  ---------------

      Total comprehensive income                                                                    301              209
                                                                                         ---------------  ---------------
Cash dividends declared ($0.13 and $0.11 per share, respectively)
                                                                                                  (126)            (106)

Issued 2,500 shares of common stock pursuant to stock option exercises                                -               25
                                                                                         ---------------  ---------------
Balance, end of period                                                                   $       11,161   $       10,279
                                                                                         ===============  ===============





































            See Notes to Condensed Consolidated Financial Statements



             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three Months Ended MARCH 31,
                             (In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES                                                           2001             2000
                                                                                         ---------------  ---------------
Net income                                                                               $                $
                                                                                                    258              247
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                                                                         52               53

Provision for loan losses                                                                            30                -

Deferred income taxes (benefit)                                                                    (18)             (27)

Accretion of security discounts, net                                                                (5)             (21)

Decrease (increase) in accrued interest receivable                                                  179             (86)

(Increase) in other assets                                                                         (53)             (24)

Increase in other liabilities                                                                       108               20
                                                                                         ---------------  ---------------

   Net cash provided by operating activities                                                        551              162
                                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net decrease in interest-bearing deposits with other banks                                            4                -

Proceeds from maturities and calls of securities held to maturity                                 2,615               15

Proceeds from maturities and calls of securities available for sale                               5,000            2,000

Purchases of securities held to maturity                                                       (18,280)            (600)

Purchases of securities available for sale                                                      (2,000)            (501)

Net increase in loans                                                                           (2,810)          (2,361)

Purchases of bank premises and equipment                                                           (17)             (36)

Proceeds from sale of bank premises and equipment                                                     5

Lease payments collected on other real estate owned                                                   7               11
                                                                                         ---------------  ---------------

   Net cash used in investing activities                                                       (15,476)          (1,472)
                                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW and savings accounts                                675          (1,364)

Net increase in time deposits                                                                     4,081              386

Proceeds from common stock issued pursant to stock option exercise                                  -               25

Net increase in short-term borrowings                                                            15,047              751

Principal payments on long-term borrowings                                                          (4)              (3)

Dividends paid                                                                                    (291)            (145)
                                                                                         ---------------  ---------------

   Net cash provided by (used in) financing activities                                           19,508            (350)
                                                                                         ---------------  ---------------


   Increase (decrease) in cash and cash equivalents                                               4,583          (1,660)

Cash and cash equivalents:

Beginning                                                                                         2,036            3,747
                                                                                         ---------------  ---------------


Ending                                                                                   $        6,619   $        2,087
                                                                                         ===============  ===============


              (See notes to condensed consolidated financial statement)








             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation
The accounting and reporting policies of First National Bankshares Corporation, (the "Company" or "First National"), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, conform to accounting principles generally accepted in the United States and to general policies within the financial services industry. The preparation of financial such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 2000 audited financial statements and Form 10-K.

Certain amounts in the condensed consolidated financial statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.

Accounting Pronouncements
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for years beginning after June 15, 2000. The Company adopted the accounting pronouncement on January 1, 2001 and the adoption had no impact on the Company's balance sheet or its income statement because the Company did not hold any financial instruments that qualified as derivatives.

Note 2.   Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                                          March 31, 2001

                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost              Gains            Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------
Available for Sale
Taxable:
   U.S. Government agencies and corporations        $         5,999  $              4  $              -  $         6,003
   Federal Reserve Bank stock                                    57                 -                 -               57
   Federal Home Loan Bank stock                                 646                 -                 -              646
   Other equities                                                 9                 -                 1                8
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                           6,711                 4                 1            6,714
Tax-exempt:
   Federal Reserve Bank stock                                     2                 -                 -                2
                                                    ---------------- ----------------- ----------------- ----------------
      Total Securities Available for Sale           $         6,713  $              4  $              1  $         6,716
                                                    ================ ================= ================= ================






              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      March 31, 2001

                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost              Gains            Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------
Held to maturity:
Taxable:
   U.S. Government agencies and corporations        $        23,286  $             25  $              6  $        23,305
   State and political subdivisions                             470                 5                 -              475
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                          23,756                30                 6           23,780
Tax-exempt:
   State and political subdivisions                           3,265                67                 -            3,332
                                                    ---------------- ----------------- ----------------- ----------------
      Total securities held to maturity             $        27,021  $             97  $              6  $        27,112
                                                    ================ ================= ================= ================

                                                                                    December 31, 2000
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost             Gains             Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------
Available for Sale
Taxable:
   U.S. Government agencies and corporations        $         8,999  $              -  $             67  $         8,932
   Federal Reserve Bank stock                                    57                 -                 -               57
   Federal Home Loan Bank stock                                 646                 -                 -              646
   Other equities                                                 9                 -                 1                8
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                           9,711                 -                68            9,643
Tax-exempt:
   Federal Reserve Bank stock                                     2                 -                 -                2
                                                    ---------------- ----------------- ----------------- ----------------
      Total Securities Available for Sale           $         9,713  $              -  $             68  $         9,645
                                                    ================ ================= ================= ================

                                                                                    December 31, 2000
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost             Gains             Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------
Held to maturity:
Taxable:
   U.S. Government agencies and corporations        $         7,600  $              5  $             33  $         7,572
   State and political subdivisions                             485                 -                 7              478
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                           8,085                 5                40            8,050
Tax-exempt:
   State and political subdivisions                           3,266                32                 -            3,298
                                                    ---------------- ----------------- ----------------- ----------------
      Total securities held to maturity             $        11,351  $             37  $             40  $        11,348
                                                    ================ ================= ================= ================









              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 2001 are summarized as follows (in thousands):


                                                     Held To Maturity   Available for Sale
                                                                         Estimated                           Estimated
                                                        Amortized           Fair           Amortized           Fair
                                                          Cost             Value              Cost             Value
                                                    ---------------- ----------------- ----------------- ----------------

Due within 1 year                                    $       19,286   $        19,285   $           999   $        1,001
Due after 1 but within 5 years                                6,997             7,077             5,000            5,002
Due after 5 but within 10 years                                 268               275                 -                -
Due after 10 years                                              470               475                 -                -
Equity securities                                                                                   714             713
                                                    ---------------- ----------------- ----------------- ----------------

                                                    $        27,021   $       27,112    $         6,713   $       6,716
                                                    ================ ================= ================= ================


The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities that are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 3.   Loans
Total loans as of March 31, 2001 and December 31, 2000 are summarized as follows
(in thousands):


                                                                                           2001                2000
                                                                                   ------------------  ------------------

Commercial, financial and agricultural                                             $          33,954   $          32,687
Real estate - construction                                                                       505                 502
Real estate - mortgage                                                                        40,464              38,312
Installment loans to individuals                                                              13,505              14,083
Other                                                                                          2,762               2,794
                                                                                   ------------------  ------------------
   Total loans                                                                                91,190              88,378
Less allowance for loan losses                                                                   651                 619
                                                                                   ------------------  ------------------
   Loans, net                                                                      $          90,539   $          87,759
                                                                                   ==================  ==================

Note 4.   Allowance for Credit Losses
An analysis of the allowance for loan losses is presented below (in thousands) for the three-month periods ended March 31, 2001 and 2000:

                                                                                                             Dec. 31,
                                                                       2001                2000                2000
                                                               ------------------  ------------------  ------------------

Balance, beginning of period                                   $             619   $             764   $             764

   Loans charged off                                                           3                  35                 253
   Recoveries                                                                  5                   7                  35
                                                               ------------------  ------------------  ------------------
      Net (recoveries) losses                                                (2)                  28                 218
                                                               ------------------  ------------------  ------------------

   Provision for loan losses                                                  30                   0                  73
                                                               ------------------  ------------------  ------------------

Balance, end of period                                         $             651   $             736   $             619
                                                               ==================  ==================  ==================



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total recorded investment in impaired loans at March 31, 2001 approximated $359,000, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $32,000. All impaired loans at March 31, 2001 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.   Commitments and Contingencies
The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at March 31, 2001 and December 31, 2000, and the contract amount of commitments to lend are as follows, in thousands of dollars:

                                                                      March 31,      Dec. 31,
                                                                         2001          2000
                                                                     ------------- --------------

                                                                      $             $
                        Commitments to extend credit                 11,933        13,475
                                                                     ============= ==============


Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6.   Earnings per share
Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. At March 31, 2001, 37,610 stock options were outstanding under the 1996 incentive stock option plan. All of the outstanding stock options are fully vested and exercisable.

Grants under the plan are accounted for following the intrinsic value method. Accordingly, no compensation cost is recognized for grants under the plan. Had compensation cost for the stock-based compensation plan been determined on the grant date in accordance with the fair value method, net income and earnings per share would have been reduced to the proforma amounts shown below (in thousands except earnings per share data):

                                                                        Three Months Ended March 31,
                                                                       2001            2000
                                                                 --------------- ---------------
                         Net income:
                            As reported                          $          258  $          247
                            Proforma                             $          254  $          247
                         Basic earnings per share:
                            As reported                          $         0.27  $         0.26
                            Proforma                             $         0.26  $         0.26
                         Diluted earnings per share:

                            As reported                          $         0.26  $         0.25

                            Proforma                             $         0.26  $         0.25


Note 7.   Short-term Borrowings
The Company's short-term borrowings consist of securities sold under agreements to repurchase (repurchase agreements), Federal funds purchased and short-term advances from the Federal Home Loan Bank. Included in the Company's short-term borrowings at March 31, 2001 is a $15,725,000 repurchase agreement with a customer. The agreement carries a fixed interest rate of 4.50% and matures on April 4, 2001.










                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "Bankshares"), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2000 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K.

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

EARNINGS SUMMARY
The Company reported net income of $258,000 for the three months ended March 31, 2001 compared to $247,000 for the quarter ended March 31, 2000, representing a 4.5% increase. An increase in net interest income was mitigated in part by an increase in the provision for loan losses and higher operating costs. Basic earnings per common share was $0.27 for the quarter ended March 31, 2001 compared to the $0.26 reported for the first quarter of 2000. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart for the three-month periods ended March 31, 2001 and 2000.

                                                                                                             Increase
                                                                         2001               2000            (Decrease)
                                                                     --------------     --------------     --------------
Interest income                                                     $                  $                  $
                                                                              2.36               2.08               0.28
Interest expense                                                              1.14               0.92               0.22
                                                                     --------------     --------------     --------------
   Net interest income                                                        1.22               1.16               0.06
Provision for loan losses                                                     0.03               0.00               0.03
                                                                     --------------     --------------     --------------
   Net interest income after
      provision for loan losses                                               1.19               1.16               0.03
                                                                     --------------     --------------     --------------
Noninterest income                                                            0.11               0.11               0.00
Noninterest expense                                                           0.91               0.89               0.02
                                                                     --------------     --------------     --------------
   Income before income taxes                                                 0.39               0.38               0.01
Income tax expense                                                            0.12               0.12               0.00
                                                                     --------------     --------------     --------------
   Net income                                                       $                  $                  $
                                                                              0.27               0.26               0.01
                                                                     ==============     ==============     ==============

The Company's annualized return on average assets (ROA) for the first quarter of 2001 was 0.88% compared to 0.94% for the first quarter of 2000. Annualized return on average shareholders' equity (ROE) was 9.07% for the first quarter of 2001 compared to 9.61% in the first quarter of 2000. As discussed in detail below, the decline in the Company's net interest margin has negatively impacted the ROA and ROE.

NET INTEREST INCOME
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended March 31, 2001 and 2000, the tax-equivalent adjustment was $20,000 and $19,000, respectively. Net interest income on a fully tax-equivalent basis totaled $1,204,000 for the three-month period ended March 31, 2001 compared to $1,137,000 for the same period of 2000, representing an increase of $67,000 or 5.9%.

Income from interest-earning assets increased $287,000 or 14.2% compared to the same quarter in 2000. The Company's interest income from loans improved $330,000 compared to the amount reported in 2000. The increase in average outstanding loans during 2001 and a 10 basis points increase in the loan yield contributed $310,000 and $20,000 to the improvement, respectively. Interest income from the remaining interest-earning assets declined $43,000 compared to the prior year primarily due to a decline in the volume of such assets. The Company utilized a portion of these lower earning assets to fund the loan growth, which aided in the 20 basis point increase in the Company's yield on earning assets (8.32% in 2001 vs 8.12% in 2000).

Funding for the Company's $13,996,000 increase in average loans came in large part from a $9,780,000 increase in average interest-bearing liabilities. The volume increase in interest-bearing liabilities translated to an incremental interest expense charge of $153,000 compared to the prior year. The weighted average rate paid on interest-bearing liabilities increased from 4.26% in 2000 to 4.75% in 2001. The 49 basis point increase equated to an incremental increase in interest expense of $67,000. Certificates of deposits ("CDs"), which on average were approximately 39.5% of the funding source during the quarter, accounted for the majority of the incremental increase in interest expense due to the change in rate. The average rate paid on CDs was 1.02% higher in 2001 compared to 2000. The increase is due to competitive rates offered on short to medium term CDs by the Company in order to raise funds for its loan growth. Management expects the weighted average rate on this funding source to curtail significantly over the next two quarters as those CDs mature.

Overall, the Company's net yield on its interest earning assets has decreased from 4.55% at March 31, 2000 to 4.33% at March 31, 2001. The Company's cost of funds has outpaced its yield on interest-earning assets, however, management expects the net yield to improve over the remainder of the year as various higher-costing funding sources mature and/or reprice to current market or offering rates. See further discussion of the Company's net interest margin and the impact from various interest rate scenarios in ITEM 3 of this report. Further analysis of the Company's yields on interest earning assets and interest bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level, which is considered adequate in relation to the estimated risk inherent in the loan portfolio. Management considers various factors in determining the amount of the provision for loan losses including overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience and general economic conditions. The provision for loan losses was $30,000 and $0 for the first quarter of 2001 and 2000, respectively. See further discussion of loan quality and the related allowance for loan losses in the LOAN PORTFOLIO section of this analysis.

NONINTEREST INCOME
Noninterest income includes revenues from all sources other than interest income and yield related loan fees. For the three-month period ended March 31, 2001, noninterest income totaled $112,000, which is an improvement of $7,000 or 6.7% from the $105,000 that was recorded during the first quarter of 2000. Stated as a percentage of average assets, noninterest income was approximately 0.10% for both quarters.

Service fees totaled $81,000 for the three months ended March 31, 2001 compared to $72,000 for same period of 2000, an increase of $9,000 or 12.5%. The increase in service fees is commensurate with the increase in the number of transactional deposit accounts the Company has added over the past year. Management expects similar increases for the remainder of 2001 due to the volume increase noted above and due to a new fee structure implemented April 1, 2001. The increase in service fees was mitigated by a $16,000 decline in trust income. As discussed in the Company's Form 10-K, the amount of the assets administered by the trust department has declined significantly over the past two years. In August 2000, the Company outsourced the administration of its trust accounts to a third party who in return will share in the revenue generated from all current and future trust services. In 2001, management does not expect trust income to be a significant source of its noninterest income. The decrease in trust income was nearly offset by a $14,000 increase in other income. The primary contributor to the increase was the Company's secondary mortgage program whereby the Company originates fixed-rate mortgages on behalf of various lenders in exchange for a fee. The secondary mortgage program has been very active due to the decline in mortgage rates since the beginning of the year.

NONINTEREST EXPENSE
Noninterest expense comprises overhead costs, which are not related to interest expense, income taxes or the provision for loan losses. As of March 31, 2001, the Company's noninterest expense totaled $887,000, representing an increase of $31,000, or 3.6% from the $856,000 reported in the first quarter of 2000. In spite of the increase, noninterest expense (annualized) expressed as a percentage of average assets (annualized) decreased from 3.2% in 2000 to 3.0% in 2001, indicating improved efficiencies.




                                     TABLE I

                            AVERAGE BALANCE SHEET AND
                          NET INTEREST INCOME ANALYSIS
                            (In thousands of dollars)



                                                                     Three Months Ended      Three Months Ended
                                                                   March 31, 2001                 March 31, 2000
                                                         Average      Interest  Yield/      Average     Interest Yield/
                                                         Balance        (1)      Rate       Balance       (1)     Rate
                                                      -------------------------------------------------------------------
INTEREST EARNING ASSETS

    Loans, net of unearned income (2)                 $89,562      $ 1,987        8.87% $     $75,566 $   $1,657   8.77%
    Securities:
        Taxable                                              16,112         237   5.88%        20,152        301   5.97%
        Tax-exempt  (1)                                       3,266          59   7.23%         3,019         55   7.23%
                                                      -------------------------------------------------------------------
              Total securities                               19,378         296   6.11%        23,171        356   6.14%
                                                      -------------------------------------------------------------------
   Federal funds sold and interest-bearing deposits           2,353          32   5.44%         1,133         15   5.30%
                                                      -------------------------------------------------------------------
              Total interest earning assets                 111,293       2,315   8.32%        99,870      2,028   8.12%
                                                      -------------------------------------------------------------------
NONINTEREST EARNING ASSETS
    Cash and due from banks                                   2,707                             2,668
    Bank premises and equipment                               1,513                             1,690
    Other assets                                              2,587                             2,138
    Allowance for loan losses                                 (635)                             (765)
                                                      --------------                    --------------
             Total assets                             $    117,465                      $
                                                                                          105,601
                                                      ==============                    ==============

INTEREST-BEARING LIABILITIES

    Demand deposits                                    12,853                68   2.12%       $14,887         90   2.42%
    Savings deposits                                         37,217         413   4.44%        37,064        412   4.45%
    Time deposits                                            36,971         546   5.91%        26,087        319   4.89%
                                                      --           ---                  ---           ---
                                                       ------------- -------------------  ------------  -----------------
            Total interest-bearing deposits                  87,041       1,027   4.72%        78,038        821   4.21%
                                                      -------------------------------------------------------------------
   Short-term borrowings                                      6,030          77   5.11%         5,238         63   4.81%
    Long-term borrowings                                        456           7   6.14%           471          7   5.94%
                                                       ------------- -------------------  ------------  -----------------
                                                      --           ---                  ---           ---
            Total other interest- bearing liabilities         6,486          84   5.18%         5,709         70   4.90%
                                                      -------------------------------------------------------------------
            Total interest-bearing liabilities               93,527       1,111   4.75%        83,747        891   4.26%
                                                      -------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                          11,579                            10,717
    Other liabilities                                           978                               852
    Shareholders' equity                                     11,381                            10,285
                                                      --------------                    --------------
           Total liabilities and shareholders' equity $    117,465                      $
                                                                                          105,601
                                                      ==============                    ==============


NET INTEREST EARNINGS                                              $ 1,204                            $   $1,137
                                                                   =============                      ===========

NET YIELD ON INTEREST EARNING ASSETS                                              4.33%                            4.55%
                                                                                ========                         ========


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2001 and 2000.
(2) - For purposes of this table, nonaccruing loans are included in average loan balances and loan fees are included in interest income.


                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                           (In thousands of dollars)


                                                                                          Three Months Ended
                                                                           March 31, 2001 vs. March 31, 2000
                                                                                            Increase (Decrease)
                                                                                             Due to Changes in:
                                                                         -----------------  ---------------  ------------
                                                                             Volume (1)         Rate (1)        Total
                                                                         -----------------  ---------------  ------------
INTEREST EARNING ASSETS
                                                                                                             $
    Loans                                                                $ 310              $ 20             330
    Securities:
        Taxable                                                                      (59)              (5)          (64)

        Tax-exempt (2)                                                     4                       -         4
                                                                         -----------------  ---------------  ------------
              Total securities                                                       (55)              (5)          (60)
                                                                         -----------------  ---------------  ------------
    Federal funds sold and interest-bearing deposits
                                                                           17                      -         17

Total interest earning assets                                              272                     15        287
                                                                         -----------------  ---------------  ------------

INTEREST-BEARING LIABILITIES
   Demand deposits                                                                   (11)             (11)          (22)

   Savings deposits                                                        2                           (1)   1

   Time Deposits                                                           152                     75        227

   Short-term borrowings                                                   10                      4         14

   Long-term borrowings                                                          -                 -              -
                                                                         -----------------  ---------------  ------------

            Total interest-bearing liabilities                             153                     67        220
                                                                         -----------------  ---------------  ------------

                                                                                                             $
NET INTEREST EARNINGS                                                    $ 119              $         (52)   67
                                                                         =================  ===============  ============


(1) - The changes in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) - Tax-exempt securities income has been calculated based upon a fully tax-equivalent basis using the rate of 34%.


Salaries and employee benefits are the Company's largest noninterest cost, representing approximately 48.6% and 49.5 % of total noninterest expense at March 31, 2001 and 2000. For the first quarter of 2001, salaries and employee benefits increased a modest 1.7% or $7,000 compared to March 31, 2000. Recurring merit raises and the addition of two-full time equivalent staff compared to the prior year's staff totals were offset by savings generated by the retirement of an executive in December 2000. In addition, the expense associated with two of the Company's employee benefits plans (group term life insurance and postretirement life insurance) were lower due to a decline in the insurance rates.

Data processing totaled $73,000 for the first quarter of 2001 compared to $60,000 for the same period of 2000. The 21.6% increase is largely due to the introduction of the Company's online banking product in July 2000, of which no expense was recognized in the first quarter of 2000, and the addition of various data processing enhancements made available to the Company from its third-party data processor.

INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $121,000 for the three-month period ended March 31, 2001 compared to $120,000 for same period of 2000. The effective tax rate approximated 31.9% and 32.7% for the three months ended March 31, 2001 and 2000, respectively.




CHANGES IN FINANCIAL CONDITION
The Company's total assets were $134,792,000 at March 31, 2001, compared to $114,875,000 at December 31, 2000, representing an increase of $19,917,000 or 17.3%. Average total assets were $117,465,000 during the quarter. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
The Bank's total securities portfolio increased $12,741,000 or 60.7% from December 31, 2000. As more fully described in Note 7 of the condensed consolidated financial statements found in Item I, the Company entered into a term repurchase agreement on March 31, 2001 for $15,725,000. The Company purchased a security in the same amount and maturity as the repurchase agreement in order to securitize the agreement. Absent this item, the securities portfolio has declined approximately $3,060,000 from December 31, 2000. The sharp decline in interest rates since the beginning of the year has prompted several issuers to call their debt. To date, $7,660,000 has been called and the Company holds $12,615,000 in par value that may be called by the end of the year depending upon the future movement in interest rates.

It is the Bank's philosophy to minimize its involvement in overnight funds, however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its position in the overnight market in 2001 has been $2,353,000 compared to $1,133,000 in the prior year. The increase in the average balance is due in part to the net maturities in the securities portfolio discussed above.

Loan Portfolio and Asset Quality
Gross loans increased $2,780,000 or 3.2% from December 31, 2000. On average, gross loans totaled $89,562,000 during the first quarter, an increase of $13,996,000 or 18.5% from the same period in 2000. Although economic expansion has been slow in the Company's primary market area (Greenbrier County), the Company has experienced a migration of loan customers from local competitors as a result of cultural differences and personal preferences following consolidations of two competitors. Growth opportunities exist in the Charleston, WV and Covington, VA markets where economic expansion is more prevalent. As discussed in the Form 10-K, the Company opened a loan production office in Covington, VA. Its initial operations will be in the secondary market, however its presence is expected to spur loan growth in various loan products that will be originated and held in the Company's loan portfolio. See Note 3 of the condensed consolidated financial statements for further information on the loan portfolio.

The allowance for loan losses was $651,000 at March 31, 2001 compared to $619,000 at December 31, 2000. Expressed as a percentage of loans, the allowance for loan losses was 0.71% and 0.70% at March 31, 2001 and December 31, 2000, respectively. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance that encompasses evaluating problem credits and their potential loss, if any. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio. See Note 4 of the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended March 31, 2001 and 2000, and for the year ended December 31, 2000. A summary of the Company's past due loans and nonperforming assets is provided in the following table:


               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)


                                                                       March 31,         March 31,           Dec. 31,
                                                                          2001              2000               2000
                                                                   ----------------- ----------------- ------------------

Loans past due 90 or more days still accruing                      $              -   $             -    $             -
                                                                   ================= ================= ==================

Nonperforming assets:
   Nonaccrual loans                                                $            246   $            14    $           123
   Other real estate owned ("OREO")                                           1,006               873              1,013
                                                                   ----------------- ----------------- ------------------
                                                                   ----------------- ----------------- ------------------
      Total nonperforming assets                                   $          1,252   $           887    $         1,136
                                                                   ================= ================= ==================
                                                                   ================= ================= ==================
Nonperforming assets as a % of total assets                                   0.93%             0.85%              0.99%
                                                                   ================= ================= ==================

Total nonperforming assets at March 31, 2001 increased $116,000 from its December 31, 2000 balance, with nonaccrual loans accounting for the bulk of the increase. Included in other real estate owned is a parcel of commercial property with a carrying amount of $806,000 as of March 31, 2001 that was leased under a three (3) year agreement. Subsequent to March 31, 2001, the lessee exercised his right to terminate the lease. The Company is currently negotiating a similar lease arrangement with another party. The remaining OREO, with a carrying amount of $200,000 consists of a personal residence that is schedule for a foreclosure sale on May 15, 2001. In addition, foreclosure proceedings have been initiated on the bulk of the remaining nonaccrual and/or impaired loans of which management has estimated a potential loss exposure of $20,000.

Deposits and Other Funding Sources
Total deposits at the end of the first quarter increased $4,756,000 or 4.9% from December 31, 2000. The following table compares the average balance for March 31, 2001 and 2000 and compares the increase (decrease) in average deposits to the December 31, 2000 year end balances:

                                                                               %                           % Inc./(Dec.)
                                                             March 31,     Increase/       March 31,          From
                                                                2001        (Decrease)        2000        Dec. 31, 2000
                                                         ---------------- ------------- ---------------  ----------------
Demand deposits                                          $        24,432         (4.6%)  $      25,604        0.0%
Savings                                                           37,217          0.4%          37,064        0.9%
Certificates of deposit                                           36,971         41.7%          26,087        5.2%
                                                         ----------------               ---------------
   Total average deposits                                $        98,620         11.1%  $       88,755        2.2%
                                                         ================               ===============


As illustrated in the above table, the Company's certificates of deposits have increased significantly over the previous year and on average have increased 5.2% from the December 31, 2000 balance. The Company offered various seven (7) and eighteen (18) month "specials" in order to fund its loan growth. Although not reflected in the average balance above, the Company continues to attract demand and savings deposit, which when managed, offers an inexpensive core funding source for its interest earning assets. For the quarter, the Company opened 558 demand and savings accounts and since March 31, 2000, the number of demand and savings accounts has grown by 996. As with the loan growth, many customers have migrated from local competitors following the consolidations of local competitors.

Short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased and short-term advances from the FHLB. As more fully described in Note 7 to the condensed consolidated financial statements included in Item 1, short-term borrowings increased $15,047,000 from December 31, 2000 due in large part to a $15,725,000 term repurchase agreement entered into on March 30, 2001. Subsequent to March 31, 2001, the agreement was renewed on successive occasions and of the original amount, approximately $1,000,000 has been renewed for terms ranging from four
(4) months to twelve (12) months.

LIQUIDITY
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits, which totaled $6,632,000 at March 31, 2001 versus $2,053,000 at December 31, 2000.

Absent the $15,725,000 securing the term repurchase agreement discussed above, the Company's liquidity is further enhanced by the availability of $4,561,000, at amortized cost, in debt securities maturing within one year as of March 31, 2001. Also, the Company has classified additional debt securities with an estimated fair value at March 31, 2001 totaling $5,002,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company has approximately $35,000,000 in available lines of credit with various correspondent banks should the need arise. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at March 31, 2001 was $11,161,000 compared to $10,986,000 at December 31, 2000, representing an increase of $175,000. A reconciliation of the increase is reported in the condensed consolidated statements of shareholders' equity included in Item I. Average total shareholders' equity expressed as a percentage of average total assets was approximately 9.7% at March 31, 2001 compared to 9.8% at December 31, 2000. Cash dividends totaling $126,000, or $0.13 per share were declared during the first quarter of 2001 which is 18.2% higher than dividend level declared during the first quarter of 2000. These payout levels represented approximately 48.8% and 42.9% of the Company's year-to-date earnings for the three-month periods ended March 31, 2001 and 2000, respectively. The Company is not aware of any trends or uncertainties, nor do any material commitments for capital expenditures exist, which may materially impair its capital position.

REGULATORY RESTRICTIONS ON CAPITAL AND DIVIDENDS
The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. Management does not anticipate any such restrictions on its dividends in 2001.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                            RISK-BASED CAPITAL RATIOS
                                 March 31, 2001

                                                                                                 Minimum
                                                                              Actual           Requirement

          Tier 1 risk-based capital ratio                                        12.44%           4.00%
          Total risk-based capital ratio                                         13.19%           8.00%
          Leverage ratio                                                          9.18%           3.00%


Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.

                                     ITEM 3.
                          QUANTITATIVE AND QUALITATTIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table represents the results of the Company's interest sensitivity simulation analysis as of March 31, 2001 and December 31, 2000. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.


                                                                         Annualized Hypothetical %
                                                                      Change in Net Interest Income
                                                                       March 31,          Dec. 31,
                             Interest rate scenario                       2001              2000
                                                                   ------------------- ----------------

               Up 300 basis points                                       -15.9               -15.4
               Up 100 basis points                                        -5.3                -5.1
               Down 100 basis points                                       5.9                 5.1
               Down 300 basis points                                      14.9                13.0

As reported above, a sharp increase or decrease in interest rates would have a significant impact on the Company's earnings. Modest changes in the interest rate environment would not have as dramatic an impact.









                           PART II. OTHER INFORMATION

     Item 1. Legal Proceedings
          Various legal proceedings are presently pending in which the Bank is a named party. These proceedings involve routine litigation incidental to the Bank's business. In Management's opinion, based upon advice of counsel, the resolution of such proceedings will not have a material impact on the Bank's financial position.

     Item 2 - Changes in Securities
          None.

     Item 3 - Defaults upon Senior Securities
          None.

     Item. 4. Submission of Matters to a Vote of Security Holders
          None.

     Item 5. Other Information
          None.

     Item 6.  Exhibits and Reports on Form 8-K
          a)  All exhibits included with this filing follow the signature page.

              Exhibit 11, Computation of Per Share Earnings
          b). The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 2001.

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







                      FIRST NATIONAL BANKSHARES CORPORATION


                      By
                     /s/ L. Thomas Bulla
                     President and Chief Executive Officer


                     By
                     -----------------------------------------------
                    /s/ Charles A. Henthorn
                    Secretary/Treasurer, First National
                    Bankshares Corporation
                    Exec. Vice President, First National Bank



                    By
                   /s/ Matthew L. Burns
                   Chief Financial Officer, First National Bank










Date: 5/14/01

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