Form 10-Q
period 2001-06-30
FIRST NATIONAL BANKSHARES CORP
filed 2001-08-14
CIK 814178

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C. 20549

                                                       FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934

          For the quarterly period ended June 30, 2001
                   -------------------------------

                                   or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934

 For the transition period from                   to
           ---------------------------------------------------------


                             Commission File Number: 33-14252

                              FIRST NATIONAL BANKSHARES CORPORATION
                  (Exact name of registrant as specified in its charter)

 West Virginia
  --------------------------                      -----
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

The number of shares outstanding of the issuer's classes of common stock as of August 1, 2001:

                            Common Stock, $1 par value -- 975,065 shares











                             THIS REPORT CONTAINS 20 PAGES

                                         FIRST NATIONAL BANKSHARES CORPORATION

                                                       FORM 10-Q
                                          For the Quarter Ended June 30, 2001

                                                         INDEX



                                                                                                                    Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                 June 30, 2001 and December 31, 2000                                                                 3

              Condensed Consolidated Statements of Income -
                Three Months Ended June 30, 2001 and 2000 and
                Six Months Ended June 30, 2001 and 2000                                                              4

              Condensed Consolidated Statements of Shareholders' Equity -
                Three Months Ended June 30, 2001 and 2000 and
                Six Months Ended June 30, 2001 and 2000                                                              5

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2001 and 2000                                                              6

              Notes to Condensed Consolidated Financial Statements                                                7-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                          11-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            17


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                      18

     Item 2. Changes in Securities                                                                                none

     Item 3. Defaults upon Senior Securities                                                                      none

     Item 4. Submission of Matters to a Vote of Security Holders                                                    18

     Item 5. Other Information                                                                                      18

     Item 6.  Exhibits and Reports on Form 8-K                                                                      19

     SIGNATURES                                            20




                                             PART I. FINANCIAL INFORMATION
                                              ITEM 1. FINANCIAL STATEMENTS

                                         FIRST NATIONAL BANKSHARES CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands of dollars, except per share data)


                                                                                             June 30,         Dec. 31,
                                                                                               2001           2000 (1)
                                                                                         ---------------  ---------------
                                         ASSETS

Cash and due from banks                                                                  $        3,184   $        2,035

Federal funds sold                                                                                3,142                1

Interest-bearing deposits with other banks                                                           76               17

Securities available for sale                                                                    11,393            9,645
Securities held to maturity (estimated fair value

   of $12,765 and $11,348, respectively                                                          12,658           11,351
Loans, less allowance for loan losses of $681 and

   $619, respectively                                                                            93,530           87,759

Premises and equipment, net                                                                       1,630            1,537

Accrued interest receivable                                                                         792              937

Other real estate acquired in settlement of loans                                                 1,003            1,013

Other assets                                                                                        545              580
                                                                                         ---------------  ---------------
      Total assets                                                                              127,953          114,875
                                                                                         $                $
                                                                                         ===============  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits

   Noninterest-bearing                                                                           12,029           11,147

   Interest-bearing                                                                              94,524           85,378
                                                                                         ---------------  ---------------
      Total deposits
                                                                                                106,553           96,525

Short-term borrowings                                                                             8,478            5,909

Other liabilities                                                                                 1,075              997

Long-term borrowings                                                                                450              458
                                                                                         ---------------  ---------------
      Total liabilities                                                                         116,556          103,889
                                                                                         ---------------  ---------------

Shareholders' equity
Common stock, $1.00 par value, authorized

   10,000,000 shares, issued 975,065 and 971,265 shares, respectively                               975              971

Capital surplus                                                                                   1,125            1,089

Retained earnings                                                                                 9,287            8,967

Accumulated other comprehensive income                                                               10             (41)
                                                                                         ---------------  ---------------
      Total shareholders' equity                                                                 11,397           10,986
                                                                                         ---------------  ---------------
      Total liabilities and shareholders' equity                                                127,953          114,875
                                                                                         $                $
                                                                                         ===============  ===============



(1) Extracted from December 31, 2000 audited financial statements.


                             See Notes to Condensed Consolidated Financial Statements




                                         FIRST NATIONAL BANKSHARES CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (In thousands of dollars, except per share data)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                         2001        2000           2001         2000
                                                                    -------------------------   ------------ ------------
Interest income

   Interest and fees on loans                                       $      1,983 $     1,782    $     3,970  $     3,439
   Interest and dividends on securities:

      Taxable                                                                270         288            507          589

      Tax-exempt                                                              39          36             78           72

   Interest on Federal funds sold and interest-bearing deposits               94          11            126           26
                                                                    -------------------------   ------------ ------------

         Total interest income                                             2,386       2,117          4,681        4,126
                                                                    -------------------------   ------------ ------------

Interest expense

   Deposits                                                                1,029         862          2,056        1,683

   Short-term borrowings                                                     109          92            186          155

   Long-term borrowings                                                        7           7             14           14
                                                                    -------------------------   ------------ ------------

         Total interest expense                                            1,145         961          2,256        1,852
                                                                    -------------------------   ------------ ------------

                                                                           1,241
         Net interest income                                                           1,156          2,425        2,274

Provision for loan losses                                                     40          15             70           15

         Net interest income after provision for loan losses               1,201       1,141          2,355        2,259
                                                                    -------------------------   ------------ ------------

Noninterest income

   Service fees                                                              122          71            203          143

   Trust income                                                                2           8              2           24

   Other income                                                               59          24             90           41
                                                                    -------------------------   ------------ ------------

         Total noninterest income                                            183         103            295          208
                                                                    -------------------------   ------------ ------------

Noninterest expense

   Salaries and employee benefits                                            446         413            877          837

   Net occupancy expense                                                      76          70            146          138

   Equipment rental, depreciation and maintenance                             88          67            155          137

   Data processing                                                            71          55            144          115

   Professional and legal                                                     43          30             69           54

   Directors' fees and shareholder expenses                                   27          28             58           63

   Stationary and supplies                                                    25          22             56           42

   Other operating expenses                                                  159         166            317          321
                                                                    -------------------------   ------------ ------------

         Total noninterest expense                                           935         851          1,822        1,707
                                                                    -------------------------   ------------ ------------


Income before income taxes                                                   449         393            828          760

Income tax expense                                                           144         132            265          252
                                                                    -------------------------   ------------ ------------


Net income                                                          $        305 $       261    $       563  $       508
                                                                    =========================   ============ ============

Basic earnings per common share                                     $       0.31 $      0.27    $      0.58  $      0.53
                                                                    =========================   ============ ============
Diluted earnings per common share                                   $            $              $            $
                                                                            0.31        0.27           0.57         0.52
                                                                    =========================   ============ ============

                                See Notes to Condensed Consolidated Financial Statements




                                         FIRST NATIONAL BANKSHARES CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (In thousands of dollars, except per share data)


                                                                       Three Months Ended          Six Months Ended
                                                                            June 30,                   June 30,
                                                                        2001         2000           2001         2000
                                                                    ------------ ------------  ------------- ------------
Balance, beginning of period                                        $    11,161  $    10,279   $     10,986  $    10,151
Comprehensive income

   Net income                                                               305          261            563          508
   Other comprehensive income, net of deferred
      income taxes(benefit) of $6 and $0 for the three-
      month periods, respectively and $34 and $(24) for the six-
      month periods, respectively:

         Unrealized gains on securities                                       8            -             51         (37)
                                                                    ------------ ------------  ------------- ------------

      Total comprehensive income                                            313          261            614          471
                                                                    ------------ ------------  ------------- ------------
Cash dividends declared ($0.12 and $0.11 for the three-month periods, respectively; $0.25 and $0.22 for the six-month
   periods, respectively)                                                 (117)        (106)          (243)        (213)
Issuance of 3,800 and 2,500 shares of common stock pursuant
   to exercise of stock options                                             40            -             40           25
                                                                    ------------ ------------  ------------- ------------
Balance, end of period                                              $    11,397  $    10,434   $     11,397  $    10,434
                                                                    ============ ============  ============= ============
































                     See Notes to Condensed Consolidated Financial Statements


                                         FIRST NATIONAL BANKSHARES CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               SIX MONTHS ENDED JUNE 30,
                                               (In thousands of dollars)


CASH FLOWS FROM OPERATING ACTIVITIES                                                           2001             2000
                                                                                         ---------------  ---------------
Net income                                                                               $                $
                                                                                                    563              508
Adjustments to reconcile net income to net cash
  provided by operating activities:

Depreciation and amortization                                                                       119              109

Loss on disposal of premises and equipment                                                            1                -

Provision for loan losses                                                                            70               15

Deferred income tax benefit                                                                        (23)             (49)

Accretion of security discounts, net                                                               (82)             (19)

(Increase) decrease in accrued interest receivable                                                  145            (119)

(Increase) decrease in other assets                                                                  24             (24)

Increase (decrease) in other liabilities                                                            243             (74)
                                                                                         ---------------  ---------------

Net cash provided by operating activities                                                         1,060              347
                                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net decrease (increase) in interest-bearing deposits with other banks                              (59)              (1)

Proceeds from maturities and calls of securities held to maturity                               103,815               15

Proceeds from maturities and calls of securities available for sale                              12,000            2,000

Purchases of securities held to maturity                                                      (105,038)            (600)

Purchases of securities available for sale                                                     (13,665)            (501)

Net increase in loans                                                                           (5,841)          (8,860)

Purchases of premises and equipment                                                               (218)             (40)

Proceeds from sale of bank premises and equipment                                                     5                -

Lease payments collected on other real estate owned                                                  10               21
                                                                                         ---------------  ---------------

Net cash used in investing activities                                                            (8,991)          (7,966)
                                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW and savings accounts                              6,987          (3,596)

Net increase in time deposits                                                                     3,041            2,100

Proceeds from sale of common stock pursuant to stock option exercise                                 40               25

Net increase in short-term borrowings                                                             2,569            7,681

Principal payments on long-term borrowings                                                          (8)              (7)

Dividends paid                                                                                    (408)            (213)
                                                                                         ---------------  ---------------

Net cash provided by financing activities                                                        12,221            5,990
                                                                                         ---------------  ---------------


Increase (decrease) in cash and cash equivalents                                                  4,290          (1,629)

Cash and cash equivalents:

Beginning                                                                                         2,036            3,747
                                                                                         ---------------  ---------------


Ending                                                                                   $        6,326   $        2,118
                                                                                         ===============  ===============



                                See Notes to Condensed Consolidated Financial Statements




                                  FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation
The accounting and reporting  policies of First National  Bankshares  Corporation,  (the "Company" or "First National"),
and its wholly owned  subsidiaries,  First  National  Bank and FNB  Insurance,  LLC,  conform to  accounting  principles generally  accepted  in the  United  States  and to  general  policies  within  the  financial  services  industry.  The preparation  of such  financial  statements  requires  management  to make  estimates  and  assumptions  that affect the reported  amounts of assets and  liabilities  and  disclosure of contingent  assets and  liabilities  at the date of the financial  statements  and the reported  amounts of revenues and expenses  during the reporting  period.  Actual results could differ from those estimates.

The  condensed  consolidated  statements  include the accounts of the Company and its wholly owned  subsidiaries,  First
National Bank and FNB Insurance,  LLC. All significant  intercompany  balances and  transactions  have been  eliminated.
The  information  contained  in the  condensed  consolidated  financial  statements  is  unaudited.  In the  opinion  of management,  all  adjustments  for a fair  presentation  of the results of the interim  periods have been made. All such adjustments  were of a normal,  recurring  nature.  The results of operations  for the six months ended June 30, 2001 are not  necessarily  indicative of the results to be expected for the full year. The condensed  consolidated  financial statements  and  notes  included  herein  should  be read in  conjunction  with the  Company's  2000  audited  financial statements and Form 10-K.

Certain amounts in the condensed  consolidated  financial statements for the prior year, as previously  presented,  have been reclassified to conform to current year classifications.

Accounting Pronouncements
In June 1998, the FASB issued Statement No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities," (FAS
133) which  requires  all  derivatives  to be  recorded  on the balance  sheet at fair value and  establishes  "special"
accounting  for fair  value,  cash flow,  and foreign  currency  hedges.  FAS 133 is  effective,  as amended,  for years beginning  after June 15,  2000.  The  Company  adopted the  accounting  pronouncement  on January 1, 2001.  Because the
Company did not hold any  financial  instruments  that  qualified  as  derivatives,  the  adoption  had no impact on the
Company's balance sheet or its income statement.

Note 2.   Securities
The amortized cost,  unrealized  gains,  unrealized  losses and estimated fair values of securities at June 30, 2001 and
December 31, 2000 are summarized as follows (in thousands):

                                                                               June 30, 2001
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost              Gains            Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------

Available for Sale
  Taxable:

   U.S. Government agencies and corporations        $        10,662  $             18  $ -               $        10,680

   Federal reserve bank stock                                    57     -                -                            57

   Federal home loan bank stock                                 646     -                -                           646

   Other equities                                                 9     -                             1                8
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                          11,374                18                 1           11,391
Tax-exempt

   Federal reserve bank stock                                     2     -                -                             2
                                                    ---------------- ----------------- ----------------- ----------------
      Total Securities Available for Sale           $        11,376  $             18  $              1  $        11,393
                                                    ================ ================= ================= ================





                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                               June 30, 2001
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost              Gains            Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------

Held to maturity:
  Taxable:
   U.S. Government agencies and corporations        $         8,924  $             32  $              1  $         8,955

   State and political subdivisions                           3,264                67    -                         3,331
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                          12,188                99                 1           12,286
Tax-exempt

   State and political subdivisions                             470                 9    -                           479
                                                    ---------------- ----------------- ----------------- ----------------
      Total securities held to maturity             $        12,658  $            108  $              1  $        12,765
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
                                                    ================ ================= ================= ================








                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The  maturities,  amortized cost and estimated  fair values of the Company's  securities at June 30, 2001 are summarized as follows (in thousands):

                                                            Held to Maturity                  Available for Sale
                                                                         Estimated                           Estimated
                                                        Amortized          Fair            Amortized           Fair
                                                          Cost             Value              Cost             Value
                                                    ---------------- ---------------- ------------------ ----------------

Due within 1 year                                   $         6,174  $         6,183  $           4,627  $         4,629
Due after 1 but within 5 years                                5,877            5,964              5,035            5,048
Due after 5 but within 10 years                                 137              139              1,000            1,003

Due after 10 years                                              470              479     -                 -

Equity securities                                     -                -                            714              713
                                                    ---------------- ---------------- ------------------ ----------------
                                                    $        12,658  $        12,765  $          11,376  $        11,393
                                                    ================ ================ ================== ================

The Company's  Federal  Reserve Bank stock and Federal Home Loan Bank stock are equity  securities  that are included in securities available for sale in the accompanying condensed  consolidated  financial statements.  Such securities do not have a stated  maturity  date,  and are carried at cost,  since they may only be sold back to the  respective  issuer or another member at par value.

Note 3.   Loans
Total loans as of June 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                                           2001                2000
                                                                                   ------------------  ------------------

Commercial, financial and agricultural                                             $          35,653   $          32,687
Real estate - construction                                                                       548                 502
Real estate - mortgage                                                                        40,717              38,312
Installment loans to individuals                                                              14,146              14,083
Other                                                                                          3,147               2,794
                                                                                   ------------------  ------------------
   Total loans                                                                                94,211              88,378
Less allowance for loan losses                                                                   681                 619
                                                                                   ------------------  ------------------
   Loans, net                                                                      $          93,530   $          87,759
                                                                                   ==================  ==================

Note 4.   Allowance for Credit Losses
An analysis of the  allowance for loan losses is presented  below (in  thousands)  for the six-month  periods ended June
30, 2001 and 2000:
                                                                                                             Dec. 31,
                                                                       2001                2000                2000
                                                               ------------------  ------------------  ------------------

Balance, beginning of period                                   $             619   $             764   $             764

   Loans charged off                                                          17                  53                 253
   Recoveries                                                                  9                  19                  35
                                                               ------------------  ------------------  ------------------
      Net (recoveries) losses                                                  8                  34                 218
                                                               ------------------  ------------------  ------------------

   Provision for loan losses                                                  70                  15                  73
                                                               ------------------  ------------------  ------------------

Balance, end of period                                         $             681   $             745   $             619
                                                               ==================  ==================  ==================

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The  Company's  total  recorded  investment  in impaired  loans at June 30, 2001  approximated  $333,000,  for which the
related  allowance  for  credit  losses  determined  in  accordance  with  generally  accepted   accounting   principles
in the United States approximated  $24,000. All impaired loans at June 30, 2001 were collateral  dependent,  and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.   Commitments and Contingencies
In the ordinary course of business, the  Company's  subsidiary  bank is party to  financial  instruments  with off-balance  sheet risk.  These  financial  instruments  include  standby  letters of credit and  commitments  to extend credit.  The unused  portions of existing  lines of credit at June 30, 2001 and  December  31,  2000,  and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                                                       June 30,      Dec. 31,
                                                                         2001          2000
                                                                     ------------- --------------

                                                                      $             $
                        Commitments to extend credit                     12,480        13,475
                                                                     ============= ==============


On June 20, 2001, the Company submitted a branch application to regulatory authorities seeking permission to open a full-service branch bank in Covington, VA.  The application is currently pending approval by the Comptroller of the Currency.  The Company has
purchased options on three parcels of property in the City of Covington.  In the event the application is approved, the Company will exercise the options on the properties for a purchase price of approximately $250,000.  The cost to build the proposed facility is estimated at $750,000, which includes site preparation and equipping the office.

Management is not aware of any  commitments or  contingencies  that may reasonably be expected to have a material impact on operating  results,  liquidity or capital  resources.  The Company  continues to be involved in various legal actions and contractual matters arising in the normal course of business.



Note 6.   Earnings per share
Diluted  earnings  per share  amounts  assume the  conversion,  exercise  or issuance  of all  potential  common  stock instruments unless  the  effect is to  reduce  the loss or  increase  the  income  per  common  share  from continuing operations.  At June 30,
2001,  33,810 stock options were outstanding  under the 1996 incentive  stock option plan. All of the outstanding stock options are fully vested and exercisable.

Grants under the plan are  accounted for following the intrinsic  value method.  Accordingly,  no  compensation  cost is recognized for grants under the plan.  Had compensation  cost for the stock-based  compensation  plan been determined on the grant date in accordance  with the fair value  method,  net income and earnings per share would not have been materially different from amounts reported herein.




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

EARNINGS SUMMARY
The  Company  reported  net income of $305,000  for the three  months  ended June 30,  2001  compared to a net income of
$261,000 for the quarter ended June 30, 2000, an increase of 16.9%.  For the six-month  period ended June 30, 2001,  the
Company's net income of $563,000  increased  $55,000 from the $508,000 reported for the same period of 2000, an increase of 10.8%.  The  increases in quarterly  and  year-to-date  earnings were  primarily  attributable  to an increase in the
Company's net interest income, as a result of asset growth during the first six months of 2001.

Basic  earnings  per common  share was $0.31 for the quarter  ended June 30, 2001  compared  to $0.27  reported  for the second  quarter of 2000.  For the six-month  period ended June 30, 2001,  basic  earnings per common share totaled $0.58 compared  with $0.53 for the same  period of 2000.  An  analysis  of the major components of income and expense on a per share basis is presented below for the three month and six-month periods ended June 30, 2001 and 2000.

                                               Three Months Ended                          Six Months Ended
                                                    June 30,                                   June 30,
                                   ------------------------------------------- ------------------------------------------

                                                                   Increase                                   Increase
                                        2001            2000      (Decrease)        2001          2000       (Decrease)
                                   ------------------------------------------- ------------------------------------------
Interest income                    $               $             $              $             $             $
                                             2.44           2.19         0.25           4.80          4.27          0.53
Interest expense                             1.17           0.99         0.18           2.31          1.91          0.40
                                   ------------------------------------------- ------------------------------------------
   Net interest income                       1.27           1.20         0.07           2.49          2.36          0.13
Provision for loan losses                    0.04           0.02         0.02           0.07          0.02          0.05
                                   ------------------------------------------- ------------------------------------------
   Net interest income after
      provision for loan losses              1.23           1.18         0.05           2.42          2.34          0.08
                                   ------------------------------------------- ------------------------------------------
Non-interest income                          0.19           0.11         0.08           0.30          0.22          0.08
Non-interest expense                         0.96           0.88         0.08           1.87          1.77          0.10
                                   ------------------------------------------- ------------------------------------------
   Income before income taxes                0.46           0.41         0.05           0.85          0.79          0.06
Income tax expense                           0.15           0.14         0.01           0.27          0.26          0.01
                                   ------------------------------------------- ------------------------------------------
   Net income                      $               $             $              $             $             $
                                             0.31           0.27         0.04           0.58          0.53          0.05
                                   =========================================== ==========================================

The Company's  annualized  return on average assets (ROA) for the second quarter of 2001 was 0.98% compared to 0.97% for the second  quarter  of 2000.  This  compares  with an ROA of 0.90% and 0.95% for the six month  periods  ended June 30,
2001 and 2000,  respectively.  Annualized  return on  average  shareholders'  equity  (ROE) was  10.79%  for the  second quarter of 2001 compared to 9.57% in the second  quarter of 2000,  while year to date ROE was 9.96% and 9.31% as of June
30, 2001 and 2000, respectively.

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

For purposes of this  discussion,  net  interest  income is  presented  on a fully  tax-equivalent  basis to enhance the comparability  of the performance of tax-exempt to fully taxable earning  assets.  For the six-month  periods ended June
30, 2000 and 1999, the tax-equivalent adjustment was $40,000 and $37,000, respectively.

The Company's  net interest  income  totaled  $2,465,000  for the  six-month  period ended June 30, 2001, an increase of
$154,000 or 6.7% compared to June 30, 2000. The growth in the Company's  interest-earning  assets,  principally its loan growth,  has translated to an overall  positive impact on the Company's net interest  income.  As noted in Table II, the volume increase in both its  interest-earning  assets and liabilities  equated to an additional $250,000 in net interest income.  This increase,  however,  was mitigated by a $96,000  reduction in net interest income as a result of the lower interest  rate  environment  in 2001.  Since  January 1, 2001,  the  Federal  Reserve  Board's  policy has been to lower short-term interest rates in an attempt to jumpstart the economy. Interest rates have been cut 275 basis points since the beginning of the year.  Lower interest rates coupled with  increased  competition  for deposits have led to a decline in interest rate margins  throughout the industry.  The Company's  yield on its  interest-earning  assets declined 30 basis points,  while its cost of funds  increased 10 basis points.  This  contraction of the interest rate spread has led to a
43 basis  point  decline in the  Company's  margin in 2001.  The  increase  in the cost of funds was due to the  Company offering  competitive  rates on its time  deposits  in an effort to raise  funds for its loan  growth.  The  Company was successful in raising the funds and over the past quarter has been less aggressive with its pricing strategy.  A large  portion of these time deposits will mature and/or reprice over the next six months, which should benefit the
Company's net interest margin in the near future.

Further  analysis of the Company's  yields on interest  earning assets and interest  bearing  liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents  charges to earnings  necessary to maintain an adequate allowance for probable loan  losses.  Management's  determination  of the  appropriate  level of the  allowance is based upon an ongoing analysis of credit quality and loss potential in the loan portfolio,  actual loan loss  experience  relative to the size and  characteristics  of the loan portfolio,  change in the composition and risk  characteristics  of the loan portfolio and the  anticipated  influence of national  and local  economic  conditions.  The  adequacy of the  allowance  for loan losses is reviewed quarterly and adjustments are made as considered necessary.

During the second  quarter of 2001,  the Bank made a $40,000  provision for loan losses  compared to $15,000  during the second  quarter of 2000.  For the six months ended June 30, 2001 and 2000,  respectively,  the provision for loan losses was  $70,000 and  $15,000.  For  additional  discussion  of these  factors  and the  related  allowance  for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.

NON-INTEREST INCOME
Non-interest  income  includes  revenues from all sources other than  interest  income and yield related loan fees.  For the six-month period ended June 30, 2001,  non-interest income totaled $295,000,  an increase of $87,000 or
41.8% from the  $208,000  recorded  during the same  period of 2000.  As a  percentage  of  average  assets,  annualized non-interest income was 0.47% and 0.39% for the six-month periods ended June 31, 2001 and 2000, respectively.

For the second quarter,  service fees increased  $51,000 in 2001 compared to the same quarter of 2000, and for the year, they have  increased  $60,000.  The  increase is due to a new service fee  structure  implemented  on April 1, 2001.  In addition  (although to a lesser  extent) the added volume of new deposit  accounts and  relationships  has contributed to this increase.  Trust  income  has been  minimal  for first six months of 2001  compared to the prior year.  Total assets administered by the department have  diminished  since 1999, and the income is not expected to be a significant  part of the  Company's  total  revenues in the near future.  Other income has increased  $35,000  during the quarter and for the year has increased  $49,000 or 119.5%.  As mortgage  interest  rates have fallen,  the Company's  secondary  market loan program has seen  increased  activity.  To date,  the program has  generated  $46,000 in  origination  fees  compared to
$3,000 in 2000. The Company's  Covington,  VA  operations,  which  specialize in this type of financing,  have accounted for $18,000 of the total fees.

NON-INTEREST EXPENSE
Non-interest expense includes overhead costs that are not  related to  interest  expense or to losses from loans or securities.  As of June 30, 2001, the Company's  non-interest  expense totaled  $1,822,000,  representing an increase of
$115,000,  or  6.7%,  over  total  non-interest  expense  incurred  for  the  six  months  ended  June  30,  2000.  On a quarter-to-quarter  basis,  other non-interest  expense increased to $935,000,  or 9.9%, for the second quarter of 2001.
Expressed  as a  percentage  of average  assets,  annualized  non-interest  expense was 2.9% and 3.2% for the six months ended June 30, 2001 and 2000, respectively.  The significant items affecting non-interest expense are discussed below.


================================================================================

                                                        TABLE I
                                               AVERAGE BALANCE SHEET AND
                                              NET INTEREST INCOME ANALYSIS
                                               (In thousands of dollars)

                                                               June 30, 2001                      June 30, 2000
                                                          Average     Interest  Yield/     Average     Interest  Yield/
                                                          Balance       (1)      Rate      Balance        (1)     Rate
                                                      --------------------------------- ---------------------------------
INTEREST EARNING ASSETS

    Loans, net of unearned income                      $     91,294 $     3,970  8.70%   $    77,666  $    3,439   8.86%
    Securities:
        Taxable                                              18,595         507  5.45%        19,515         589   6.04%
        Tax-exempt  (1)                                       3,267         118  7.23%         3,019         109   7.22%
                                                      --------------------------------- ---------------------------------
              Total securities                               21,862         625  5.72%        22,534         698   6.20%
                                                      --------------------------------- ---------------------------------
   Federal funds sold and interest-bearing deposits           5,969         126  4.22%           964          26   5.39%
                                                      --------------------------------- ---------------------------------
              Total interest earning assets                 119,125       4,721  7.93%       101,164       4,163   8.23%
                                                      --------------------------------- ---------------------------------
NONINTEREST EARNING ASSETS
    Cash and due from banks                                   2,625                            3,079
    Bank premises and equipment                               1,575                            1,671
    Other assets                                              2,357                            2,183
    Allowance for loan losses                                 (651)                            (753)
                                                      --------------                    -------------
             Total assets                              $                                 $
                                                            125,031                          107,344
                                                      ==============                    =============

INTEREST-BEARING LIABILITIES

    Demand deposits                                          15,017         139  1.85%       $14,802         181   2.45%
    Savings deposits                                         39,243         809  4.12%        37,345         852   4.56%
    Time deposits                                            38,937       1,108  5.69%        26,170         650   4.97%

                                                        ------------ ------------------   -----------  ------------------
            Total interest-bearing deposits                  93,197       2,056  4.41%        78,317       1,683   4.30%
                                                      --------------------------------- ---------------------------------
   Short-term borrowings                                      7,152         187  5.23%         5,801         155   5.34%
    Long-term borrowings                                        454          13  5.73%           469          14   5.97%
                                                        ------------ ------------------   -----------  ------------------

            Total other interest-bearing                      7,606         200  5.26%         6,270         169   5.39%
liabilities
                                                      --------------------------------- ---------------------------------
            Total interest-bearing liabilities              100,803       2,256  4.48%        84,587       1,852   4.38%
                                                      --------------------------------- ---------------------------------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                          11,883                           10,987
    Other liabilities                                         1,043                              861
    Shareholders' equity                                     11,302                           10,909
                                                      --------------                    -------------
           Total liabilities and shareholders'         $                                 $
equity                                                      125,031                          107,344
                                                      ==============                    =============


NET INTEREST EARNINGS                                               $     2,465                       $   $2,311
                                                                    ============                     ============

NET YIELD ON INTEREST EARNING ASSETS                                             4.14%                             4.57%
                                                                                =======                          ========


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2001 and 2000.
(2) - For purposes of these  computations,  non-accrual loans are included in the amounts of average loans  outstanding.
Included in interest are loan fees of $49,000 and $43,000 for 2001 and 2000, respectively.

================================================================================





===============================================================================

                                                        TABLE II

                                         CHANGES IN INTEREST INCOME AND EXPENSE
                                  DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                               (In thousands of dollars)


                                                                                        Six Months Ended
                                                                                 June 30, 2001 vs. June 30, 2000
                                                                                       Increase (Decrease)
                                                                                       Due to Changes in:
                                                                             Volume (1)         Rate (1)       Total
                                                                         ----------------- ---------------- -------------
INTEREST EARNING ASSETS
    Loans                                                                $            594   $         (63)           531
    Securities:
        Taxable                                                                      (27)             (55)          (82)
        Tax-exempt (2)                                                                  9                0             9
                                                                         ----------------- ---------------- -------------
              Total securities                                                       (18)             (55)          (73)
                                                                         ----------------- ---------------- -------------
    Federal funds sold and interest-bearing deposits                                  107              (7)           100
Total interest earning assets                                                         683            (125)           558
                                                                         ----------------- ---------------- -------------

INTEREST-BEARING LIABILITIES
    Demand deposits                                                                     3             (45)          (42)
    Savings deposits                                                                   42             (85)          (43)
    Time deposits                                                                     353              105           458
    Short-term borrowings                                                              35              (3)            32
    Long-term borrowings                                                                0              (1)           (1)
                                                                         ----------------- ---------------- -------------
            Total interest-bearing liabilities                                        433             (29)           404
                                                                         ----------------- ---------------- -------------

NET INTEREST EARNINGS                                                    $            250   $         (96)           154
                                                                         ================= ================ =============

(1) -     The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) -     Calculated on a fully tax-equivalent basis using the rate of 34%.

================================================================================


Salaries and employee  benefits,  the Company's largest  non-interest  cost,  increased $33,000 (8.0%) during the second quarter,  and for the year, has increased  $40,000  (4.8%).  The increase is due to the Company  adding three  full-time employees to the staff and escalating  employee  benefit plan costs,  primarily  heath  insurance.  Data  processing has increased for the quarter and year to date due the  introduction  of the Company's  online banking  product in July 2000 and various  product  enhancements  with its third-party  data processor.  The remaining line items are consistant with prior year totals.

INCOME TAXES
The  Company's  income tax  expense,  which  includes  both  federal and state income  taxes,  totaled  $265,000 for the six-month  period ended June 30, 2001 compared to $252,000 for same period of 2000. The effective tax rate  approximated
32.1% and 33.6% for the three-months ended June 30, 2001 and 2000, and 32.0% and 33.2% for the six-months ended June 30,
2001 and 2000.

CHANGES IN FINANCIAL CONDITION
The  Company's  total  assets were  $127,953,000  at June 30,  2001,  compared to  $114,875,000  at December  31,  2000, representing  an increase of $13,078,000 or 11.4%.  Average total assets were  $125,031,000  during the six month period ended June 30, 2001.  Details  concerning  changes in the  Company's  major balance sheet items and changes in financial condition follow.
Securities and Federal Funds Sold
The  Bank's  total  securities  portfolio  increased  $3,055,000  or 14.6% from  December  31,  2000.  During the second quarter,  a long-term  relationship of the bank entered into  repurchase  agreements  with varying  maturities  totaling
$3,100,000.  The Company purchased  securities in the same amounts and maturities as the repurchase  agreements in order to securitize the agreements and to lock in a specific interest rate spread on the funds.

It is the Bank's  philosophy to minimize its  involvement  in overnight  funds,  however due to liquidity  reasons (i.e.
fluctuations  in loan and deposit  balances),  the bank may buy or sell funds on an  overnight  basis.  On average,  its position in the  overnight  market in 2001 has been  $5,969,000  (this figure  includes  interest-bearing  deposits with other banks)  compared to $964,000 in the prior year.  At June 30, 2001,  the overnight  position is $3,200,000  greater than the  position at  December  31,  2000.  Deposit  growth has  outpaced  loan growth to date,  which has aided in the increase.

Loan Portfolio and Asset Quality
On average,  gross loans totaled  $91,294,000  during the first six months of 2001, an increase of  $13,628,000 or 17.5%
from the same period in 2000.  At June 30, 2001,  gross loans  totaled  $94,211,000,  an increase of 6.6% from  December
31, 2000.  Although  economic  expansion has been slow in the Company's  primary market area  (Greenbrier  County),  the
Company has  experienced a migration of loan customers from local  competitors.  Growth  opportunities exist in the
Charleston,  WV and Covington,  VA markets where economic  expansion is more  prevalent.  As discussed in the Form 10-K, the Company opened a loan production  office in Covington,  VA. Its initial  operations will be in the secondary market, however its presence is expected to spur loan growth in various loan products  that will be  originated  and held in the
Company's loan  portfolio.  See Note 3 of the condensed  consolidated  financial  statements for further  information on the loan portfolio.

The allowance  for loan losses was $681,000 at June 30, 2001  compared to $619,000 at December 31, 2000.  Expressed as a percentage  of loans,  the  allowance  for loan  losses  was 0.73% and 0.70% at June 30,  2001 and  December  31,  2000,
respectively.  The allowance for loan losses is  maintained  at a level  considered  adequate to provide for losses that can be reasonably  estimated.  On a quarterly basis,  management performs a comprehensive  evaluation of the adequacy of the allowance that  encompasses  evaluating  problem credits and their  potential loss, if any. In addition,  management considers  historical loan loss experience,  new loan volume,  portfolio  composition,  levels of nonperforming and past due loans and current and  anticipated  economic  conditions  in  evaluating  the  adequacy  of the  allowance  for loan losses.  In  management's  opinion,  the allowance for loan losses is adequate to absorb the current  estimated  risk of loss in the existing portfolio.  See Note 4 of the condensed  consolidated  financial  statements for an analysis of the activity in the  Company's  allowance for loan losses for the  six-month  periods ended June 30, 2001 and 2000,  and for the year ended  December 31, 2000. A summary of the  Company's  past due loans and  nonperforming  assets is provided in the following table:

                                   SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                                               (in thousands of dollars)

                                                                        June 30,          June 30,           Dec. 31,
                                                                          2001              2000               2000
                                                                   ----------------- ----------------- ------------------

Loans past due 90 or more days still accruing                      $              -   $             -    $             -
                                                                   ================= ================= ==================

Nonperforming assets:
   Nonaccrual loans                                                $            333   $            24    $           123
   Other real estate owned                                                    1,003               863              1,013
                                                                   ----------------- ----------------- ------------------

      Total nonperforming assets                                   $          1,336   $           887    $         1,136
                                                                   ================= ================= ==================

Nonperforming assets as a % of total assets                                   1.04%             0.80%              0.99%
                                                                   ================= ================= ==================

Total  nonperforming  assets at June 30, 2001  increased  $200,000 from December 31, 2000,  with  nonaccrual loans  accounting  for the  majority  of the  increase.  Included  in other real  estate  owned  ("OREO") is a parcel of commercial  property  with a carrying  amount of  $803,000  as of June 30,  2001 that was leased  under a three (3) year agreement  expiring  February 2002. See further  discussion of the Company's  nonaccrual  loans,  all of which have been deemed "impaired", at Note 4 of the Consolidated Financial Statements included in Item 1.


Deposits and Other Funding Sources
Total deposits at June 30, 2001 increased  $10,028,000,  or 10.4%,  from December 31, 2000. The following table compares the  average  balance  for June 30,  2001 and 2000 and  the  increase  (decrease)  in average  deposits from the
December 31, 2000 year end balances:
                                                                               %                          % Inc./(Dec.)
                                                              June 30,     Increase/        June 30,          From
                                                                2001       (Decrease)         2000        Dec. 31, 2000
                                                         ---------------- ------------- ---------------  ----------------
Demand deposits                                          $        26,900      4.3 %     $       25,789         9.7%
Savings                                                           39,243      5.1 %             37,345         6.0%
Certificates of deposit                                           38,937     48.8 %             26,170        10.9%
                                                         ----------------               ---------------
   Total average deposits                                $       105,080     17.7 %     $       89,304         8.9%
                                                         ================               ===============

As illustrated in the above table, the Company's  certificates of deposits ("CD") have increased  significantly over the previous  year and based upon the  average  balance  in 2001,  they have  increased  10.9% from the  December  31,  2000 year-end balance.  In order to raise funds to support its loan growth, the Company began offering  competitive  interest rates on various CD products  beginning  in the latter part of 2000.  The efforts  were  successful  and the Company has since  curtailed  its  efforts to raise  funds.  The loan to deposit  ratio has gone from 95.7% at June 30,  2000 to its current  position of 88.4%.  As the CDs mature in the coming  months,  management  is  confident  that it can retain the majority  of the growth  with its  current  pricing  strategy.  The  Company  continues  to attract  demand and  savings deposit products, which when managed, provides an inexpensive core-funding source for its interest earning assets.  Over the past two quarters, the Company has opened  1,290 new demand and  savings  accounts.  As  with loans, many customers many customers have migrated from local competitors.

Short-term  borrowings  consist of securities sold under  agreements to repurchase  ("repurchase  agreements"),  Federal funds  purchased  and  short-term  advances from the FHLB. At June 30, 2001,  the amount of  short-term  borrowings  had increased  $2,569,000  or 43.5% from the December  31, 2000  balance.  On average,  the balance was  $7,152,000  for the first six months of 2001.  As  discussed  in the  Securities  section  above,  the Company has entered  into  repurchase agreements  with a single  relationship,  which  totaled  $3,100,000 at the end of the most recent  quarter.  Short-term borrowings,  namely  advances from the FHLB and Federal funds  purchased are a vital  alternative  funding source to the
Company and will continue to be so in the future.

LIQUIDITY
Liquidity is a measure of the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit  withdrawals,  as well as to  provide  for other  Company  transactional  requirements.  Liquidity  is  provided primarily  by funds  invested  in cash and due from  banks,  Federal  funds sold and  interest-bearing  deposits,  which totaled  $6,402,000  at June 30, 2001 versus  $2,053,000  at December  31,  2000.  The  Company's  liquidity  is further enhanced by the availability of $10,801,000 (amortized cost) in debt securities  maturing within one year as of June
30, 2001.  Also, the Company has classified  additional  debt  securities  with an estimated fair value at June 30, 2001 of $6,051,000 as available for sale in response to an unforeseen  need for liquidity.  Additionally,  the Company has  approximately  $40,771,000 in available  lines of credit with  various  correspondent  banks  should the need arise.

Management's  Asset/Liability  Committee  (ALCO) meets on a regular  basis to review the  Company's  sources and uses of funds for the  succeeding  (30),  (60) and (90) day time frames.  In addition,  projected  balance sheets for succeeding
(12) month time frame are prepared and reviewed in order to ensure that  liquidity is within policy  guidelines,  and if not,  that  appropriate  strategies  are  formulated,  implemented  and  measured  for  effectiveness  in order to bring liquidity risk within policy  guidelines.  Management is not aware of any trends,  commitments,  events or uncertainties that have resulted in or are reasonably likely to result in a material change in the Company's liquidity.

CAPITAL RESOURCES
Maintenance of a strong capital  position is a continuing goal of the Company's  management.  Through  management of its capital  resources,  the Company seeks to provide an attractive  financial  return to its  shareholders  while retaining sufficient capital to support future growth.

Total shareholders' equity at June 30, 2001 was $11,397,000 compared to $10,986,000 at December 31, 2000, an increase of
$411,000.  A  reconciliation  of the  increase is reported in the  Condensed  Consolidated  Statement of Shareholders'
Equity  included in Item I. Average  total  shareholders'  equity  expressed  as a percentage  of average total assets was  approximately  9.0% at June 30, 2001  compared to December 31,  2000's  level of 9.8%.  The  Company's "leverage"
position has decreased due to the asset growth over the past six months.  Cash dividends  totaling $243,000, or $0.25 per share  were  declared  during the first half of 2001 which is 14.1%  higher  than the  dividend  level paid during  the first  half of 2000.  These  payout  levels  represented  approximately  43.2%  and  41.7% of the  Company's year-to-date  earnings for the six-month  periods ended June 30, 2001 and 2000,  respectively.  The Company is not aware of any trends or uncertainties,  nor do any material  commitments for capital  expenditures  exist, which may materially impair its capital position.

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

Quantitative  measures  established by regulation to ensure  capital  adequacy  require the subsidiary  bank to maintain minimum  amounts and ratios (set forth in the table  below) of total and Tier I capital (as defined in the  regulations)
to  risk-weighted  assets (as  defined),  and of Tier capital (as defined) to average  assets (as  defined).  Management believes,  as of June 30,  2001,  that the  subsidiary  bank  meets all  capital  adequacy  requirements  to which it is subject, as evidenced by the following table:

                                               RISK-BASED CAPITAL RATIOS
                                                     June 30, 2001

                                        Actual      Minimum
                                                  Requirement
                                      --------------------------


Tier 1 risk-based capital ratio         12.55%       4.00%
Total risk-based capital ratio          13.33%       8.00%
Leverage ratio                           8.88%       3.00%

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

                                                        ITEM 3.
                                             QUANTITATIVE AND QUALITATTIVE
                                             DISCLOSURES ABOUT MARKET RISK

The following table  represents the results of the Company's  interest  sensitivity  simulation  analysis as of June 30,
2001 and December 31, 2000.  Key  assumptions  in the  preparation  of the table  include  changes in market  conditions including interest rates, loan volumes, and pricing;  deposit sensitivity;  customer preferences;  and capital plans. To attempt to quantify the potential  change in net interest  income,  given a change in interest rates,  various  interest rate scenarios are applied to projected balances,  maturities and repricing  opportunities.  The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.

                                                                         Annualized Hypothetical %
                                                                       Change in Net Interest Income
                                                                        June 30,          Dec. 31,
               Interest rate scenario                                     2001              2000
                                                                    ----------------- -----------------
               Up 300 basis points                                       -18.8             -15.4
               Up 100 basis points                                       - 6.2             - 5.1
               Down 100 basis points                                       6.2               5.1
               Down 300 basis points                                      12.9              13.0

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

     Item 2 - Changes in Securities
          None

     Item 3 - Defaults upon Senior Securities
          None

     Item. 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of  shareholders  of First National  Bankshares  Corporation  was held on April 26, 2001. A total of 648,123  shares,  or 66.7% of outstanding  shares,  were voted with 625,111  represented by proxy and
          23,012 represented in person.  At this meeting, the following business was transacted:

              a)  Election for three-year term
                  L. Thomas Bulla,  William D. Goodwin,  Lucie T. Refsland,  and William R.  Satterfield were elected to serve as Company  directors for a three-year  term expiring in the year 2004.  Results of the election were as follows:
                                                       TOTAL
                                                       VOTES
                                                  ----------------

Nominees selected by the Board of Directors
L. Thomas Bulla                                       646,533
William D. Goodwin                                    639,223
Lucie T. Refsland                                     642,038
William R. Satterfield                                637,273

Nominees from the Floor
None



              b)  Ernst & Young LLP of  Charleston,  WV was approved by the  shareholders  as the Company's  independent auditing firm with 647,398  shares voting for this  appointment,  725 shares voting against the motion and 0 shares abstaining.

              c)  No other matters were voted upon by the shareholders at this meeting.

     Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
      a)  All exhibits included with this filing follow the signature page.
        1.  Exhibit 11, Computation of Per Share Earnings, is filed herewith.
      b). The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 2001.














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




                                         FIRST NATIONAL BANKSHARES CORPORATION



                                        By /s/ L. Thomas Bulla
                                        L. Thomas Bulla
                                        President and Chief Executive Officer



                                         By /s/ Charles A. Henthorn
                                         Charles A. Henthorn
                                         Secretary to the Board of Directors




                                          By /s/ Matthew L. Burns
                                          Matthew L. Burns, CPA
                                          Chief Financial  Officer,
                                          First National Bank
                                         (PrincipalFinancial and Accounting
                                          Officer)




Date: August 14, 2001

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