Form 10-Q
period 2001-09-30
FIRST NATIONAL BANKSHARES CORP
filed 2001-11-13
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001
                                         ------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from              to
                                   ---------------------------------------------


                        Commission File Number: 33-14252

                      FIRST NATIONAL BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

         West Virginia                                          62-1306172
         -------------                                          ----------
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)

One Cedar Street, Ronceverte, West Virginia                       24970
---------------------------------------------                  -----------
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

The number of shares outstanding of the issuer's classes of common stock as of November 1, 2001:

                  Common Stock, $1 par value -- 981,780 shares











                          THIS REPORT CONTAINS 20 PAGES

                 FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

                                      INDEX



                                                                           Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
   September 30, 2001 and December 31, 2000                                    3

Condensed Consolidated Statements of Income -
   Three Months Ended September 30, 2001 and 2000 and
   Nine Months Ended September 30, 2001 and 2000                               4

Condensed Consolidated Statements of Shareholders' Equity -
   Three Months Ended September 30, 2001 and 2000 and
   Nine Months Ended September 30, 2001 and 2000                               5

Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 2001 and 2000                               6

Notes to Condensed Consolidated Financial Statements                        7-10

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities                                                 18

Item 3. Defaults upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST NATIONAL BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)

                                                                                         September 30,     December 31,
                                                                                             2001              2000
                                                                                     ------------------------------------
                                       ASSETS

Cash and due from banks                                                               $           3,368 $          2,035
Federal funds sold                                                                                4,756                1
Interest-bearing deposits with other banks                                                        1,567               17
Securities available for sale                                                                     9,837            9,645
Securities held to maturity (estimated fair value
   of $7,902 and $11,348, respectively)                                                           7,750           11,351
Loans, less allowance for loan losses of $748 and
   $619, respectively                                                                            98,367           87,759
Premises and equipment, net                                                                       1,881            1,537
Accrued interest receivable                                                                         780              937
Other real estate owned acquired in settlement of loans                                             796            1,013
Other assets                                                                                        554              580
                                                                                     ------------------------------------
      Total assets                                                                    $         129,656 $        114,875
                                                                                     ====================================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Noninterest-bearing                                                                           13,120           11,147
   Interest-bearing                                                                              99,650           85,378
                                                                                     ------------------------------------
      Total deposits                                                                            112,770           96,525

Short-term borrowings                                                                             3,698            5,909
Other liabilities                                                                                 1,092              997
Long-term borrowings                                                                                446              458
                                                                                     ------------------------------------
      Total liabilities                                                                         118,006          103,889
                                                                                     ------------------------------------
Shareholders' equity
Common stock, $1.00 par value, authorized
   10,000,000 shares, issued 979,265 and 971,265 shares, respectively                               979              971
Capital surplus                                                                                   1,165            1,089
Retained earnings                                                                                 9,459            8,967
Accumulated other comprehensive income (loss)                                                        47              (41)
                                                                                     ------------------------------------
      Total shareholders' equity                                                                 11,650           10,986
                                                                                     ------------------------------------
      Total liabilities and shareholders' equity                                      $         129,656 $        114,875
                                                                                     ====================================




(1) Extracted from December 31, 2000 audited financial statements.


            See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (In thousands of dollars, except per share data)

                                                                       Three Months Ended          Nine Months Ended
                                                                         September 30,               September 30,
                                                                         2001        2000           2001         2000
                                                                    -------------------------   -------------------------
Interest income
   Interest and fees on loans                                       $      2,014 $     1,987    $     5,984 $      5,427
   Interest and dividends on securities:
      Taxable                                                                197         276            704          865
      Tax-exempt                                                              41          36            119          108
   Interest on Federal funds sold and interest-bearing deposits               66           1            192           26
                                                                    -------------------------   -------------------------
         Total interest income                                             2,318       2,300          6,999        6,426
                                                                    -------------------------   -------------------------

Interest expense
   Deposits                                                                  956         936          3,012        2,619
   Short-term borrowings                                                      47         153            233          308
   Long-term borrowings                                                        6           7             20           21
                                                                    -------------------------   -------------------------
         Total interest expense                                            1,009       1,096          3,265        2,948
                                                                    -------------------------   -------------------------
         Net interest income                                               1,309       1,204          3,734        3,478

Provision for loan losses                                                     81          35            151           50

         Net interest income after provision for loan losses               1,228       1,169          3,583        3,428
                                                                    -------------------------   -------------------------

Noninterest income
   Service fees                                                              115          79            318          222
   Securities (losses)                                                         -          (3)             -           (3)
   Loan origination fees - secondary market loans                             27           1             73            4
   Other income                                                               27          25             73           87
                                                                    -------------------------   -------------------------

         Total noninterest income                                            169         102            464          310
                                                                    -------------------------   -------------------------

Noninterest expense
   Salaries and employee benefits                                            462         415          1,339        1,252
   Net occupancy expense                                                      68          67            214          205
   Equipment rental, depreciation and maintenance                             85          71            240          208
   Data processing                                                            69          56            213          171
   Advertising and promotions                                                 26          23             72           64
   Professional and legal                                                     30          34             99           88
   Directors' fees and shareholder expenses                                   26          24             84           87
   Stationery and supplies                                                    27          23             83           66
   Other operating expenses                                                  148         116            419          395
                                                                    -------------------------   -------------------------
         Total noninterest expense                                           941         829          2,763        2,536
                                                                    -------------------------   -------------------------
Income before income taxes                                                   456         442          1,284        1,202
Income tax expense                                                           147         146            412          398
                                                                    -------------------------   -------------------------
Net income                                                          $        309 $       296    $       872 $        804
                                                                    =========================   =========================
Basic earnings per common share                                     $       0.32 $      0.31    $      0.90  $      0.83
                                                                    =========================   =========================
Diluted earnings per common share                                   $       0.31 $      0.30    $      0.89  $      0.83
                                                                    =========================   =========================

            See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (In thousands of dollars, except per share data)


                                                                       Three Months Ended          Nine Months Ended
                                                                         September 30,               September 30,
                                                                        2001         2000           2001         2000
                                                                    ------------ ------------  ------------- ------------
Balance, beginning of period                                        $     11,397 $    10,434   $     10,986  $    10,151

Comprehensive income

   Net income                                                                309         296            872          804
   Other comprehensive income, net of deferred income taxes
      of $24 and $61 for the three month periods;
      $57 and $37 for the nine month periods:

         Unrealized gains on securities                                       37          95             88           58
                                                                    -------------------------  --------------------------

      Total comprehensive income                                             346         391            960          862
                                                                    -------------------------  --------------------------
Cash dividends declared ($0.14 and $0.13 for the three month
   periods; $0.39 and $0.35 for the nine month periods)                     (136)       (125)          (379)        (338)

Issuance of common stock pursuant to stock option exercises                   43           -             83           25
                                                                    -------------------------  --------------------------
Balance, end of period
                                                                    $     11,650 $    10,700   $     11,650 $     10,700
                                                                    =========================  ==========================




































            See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                            (In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES                                                           2001             2000
                                                                                         ---------------  ---------------
Net income                                                                               $          872   $          804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                    179              164
   Loss on disposal of premises and equipment                                                         1                -
   Gain on sale of other real estate owned                                                           (4)
   Provision for loan losses                                                                        151               50
   Deferred income tax benefit                                                                      (46)             (50)
   Accretion of security discounts, net                                                             (96)             (18)
   Securities losses, net                                                                             -                3
   Decrease (increase) in accrued interest receivable                                               157             (196)
   Decrease (increase) in other assets                                                               15              (20)
   Increase (decrease) in other liabilities                                                         124              (78)
                                                                                         ---------------  ---------------
      Net cash provided by operating activities                                                   1,353              659
                                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest-bearing deposits with other banks                            (1,550)              12
Proceeds from maturities and calls of securities held to maturity                               108,965            1,012
Proceeds from maturities and calls of securities available for sale                              19,125            2,500
Purchases of securities held to maturity                                                       (105,254)            (600)
Purchases of securities available for sale                                                      (19,186)            (501)
Net increase in loans                                                                           (10,759)         (13,808)
Purchases of premises and equipment                                                                (529)             (56)
Proceeds from sale of bank premises and equipment                                                     5                -
Proceeds from sale of other real estate owned                                                       204                -
Lease payments collected on other real estate owned                                                  17               32
                                                                                         ---------------  ---------------
      Net cash used in investing activities                                                     (8,962)         (11,409)
                                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in demand deposits, NOW and savings accounts                             16,048           (2,799)
Net increase in time deposits                                                                       197            5,618
Proceeds from sale of common stock pursuant to stock  option exercise                                83               25
Net (decrease) increase in short-term borrowings                                                 (2,211)           6,518
Principal payments on long-term borrowings                                                          (12)             (11)
Dividends paid                                                                                     (408)            (299)
                                                                                         ---------------  ---------------
      Net cash provided by financing activities                                                  13,697            9,052
                                                                                         ---------------  ---------------

Increase (decrease) in cash and cash equivalents                                                  6,088           (1,698)

Cash and cash equivalents:

Beginning                                                                                         2,036            3,747
                                                                                         ---------------  ---------------
Ending
                                                                                         $        8,124   $        2,049
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

The condensed consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 2000 audited financial statements and Form 10-K.

Certain amounts in the condensed consolidated financial statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.

Accounting Pronouncements
In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for years beginning after June 15, 2000. The Company adopted the accounting pronouncement on January 1, 2001. Because the Company did not hold any financial instruments that qualified as derivatives, the adoption had no impact on the Company's balance sheet or its income statement.

Note 2.   Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                             September 30, 2001
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                           Cost            Gains             Losses            Value
                                                    ---------------------------------------------------------------------
Available for Sale
  Taxable:

   U.S. Government agencies and corporations         $         9,042 $              78 $               -  $        9,120
   Federal reserve bank stock                                     57                 -                 -              57
   Federal home loan bank stock                                  646                 -                 -             646
   Other equities                                                 13                 -                 1              12
                                                    ---------------------------------------------------------------------
      Total taxable                                            9,758                78                 1           9,835

Tax-exempt
   Federal reserve bank stock                                      2                 -                 -               2
                                                    ---------------------------------------------------------------------
      Total Securities Available for Sale            $         9,760 $              78 $               1  $        9,837
                                                    =====================================================================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                             September 30, 2001
                                                                                                            Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                           Cost            Gains             Losses           Value
                                                    ---------------------------------------------------------------------
Held to maturity:
  Taxable:

   U.S. Government agencies and corporations         $         3,803  $            50  $               - $         3,853
   State and political subdivisions                              470               20                  -             490
                                                    ---------------------------------------------------------------------
      Total taxable                                            4,273               70                  -           4,343

Tax-exempt
   State and political subdivisions                            3,477               82                  -           3,559
                                                    ---------------------------------------------------------------------
      Total securities held to maturity              $         7,750  $           152  $               - $         7,902
                                                    =====================================================================

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
                                                    ================ ================= ================= ================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 2001 are summarized as follows (in thousands):

                                                             Held to Maturity                  Available for Sale
                                                                         Estimated                           Estimated
                                                        Amortized           Fair           Amortized           Fair
                                                          Cost             Value             Cost              Value
                                                    ---------------- ----------------- ----------------  ----------------

Due within 1 year                                   $         2,703  $          2,718  $         1,516   $         1,533
Due after 1 but within 5 years                                4,441             4,552            7,026             7,087
Due after 5 but within 10 years                                 136               142              500               500
Due after 10 years                                              470               490                -                 -
Equity securities                                                 -                 -              718               717
                                                    ---------------- ----------------- ----------------  ----------------
                                                    $         7,750  $          7,902  $         9,760   $         9,837
                                                    ================ ================= ================  ================

The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities that are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 3.   Loans
Total loans as of September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                                           2001                2000
                                                                                   ------------------  ------------------

Commercial, financial and agricultural                                               $        39,612     $        32,687
Real estate - construction                                                                     1,142                 502
Real estate - mortgage                                                                        42,160              38,312
Installment loans to individuals                                                              14,119              14,083
Other                                                                                          2,082               2,794
                                                                                   ------------------  ------------------
   Total loans                                                                                99,115              88,378
Less allowance for loan losses                                                                   748                 619
                                                                                   ------------------  ------------------
   Loans, net                                                                        $        98,367     $        87,759
                                                                                   ==================  ==================

Note 4.   Allowance for Credit Losses
An analysis of the allowance for loan losses is presented below (in thousands) for the nine month periods ended September 30, 2001 and 2000:

                                                                                                             Dec. 31,
                                                                       2001                2000                2000
                                                               ------------------  ------------------  ------------------

Balance, beginning of period                                     $           619     $           764     $           764

   Loans charged off                                                          37                  55                 253
   Recoveries                                                                 15                  26                  35
                                                               ------------------  ------------------  ------------------
      Net losses                                                              22                  29                 218
                                                               ------------------  ------------------  ------------------

   Provision for loan losses                                                 151                  50                  73
                                                               ------------------  ------------------  ------------------

Balance, end of period                                           $           748     $           785     $           619
                                                               ==================  ==================  ==================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total recorded investment in impaired loans at September 30, 2001 approximated $239,000, for which the related allowance for credit losses determined in accordance with accounting principles generally accepted in the United States approximated $16,000. All impaired loans at September 30, 2001 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.   Commitments and Contingencies
In the ordinary course of business, the Company's subsidiary bank is party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at September 30, 2001 and December 31, 2000, and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                                  Sept. 30,      Dec. 31,
                                                     2001          2000
                                               ------------- --------------

  Commitments to extend credit                 $     15,701  $       13,475
                                               ============= ==============

On August 7, 2001, the company received approval from the Comptroller of the Currency to open a full-service branch bank in Covington, VA. The Company has purchased land in the City of Covington for approximately $250,000 where the facility will be constructed. The total cost of the facility is estimated at $1,000,000, including the cost of the land and site preparation, and is expected to open on February 1, 2002. As of September 30, 2001, total capital outlays were $265,000.

Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to be involved in various legal actions and contractual matters arising in the normal course of business.

Note 6.   Earnings per share
Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For purposes of computing basic earnings per share, weighted average shares outstanding were 975,354 and 967,015 for the quarters ended September 30, 2001 and 2000 and 973,868 and 966,340 for the nine months ended September 30, 2001 and 2000. The dilutive effect of stock options approximated 5,705 shares and 6,000 shares for the quarters ended September 30, 2001 and 2000 and 6,329 shares and 6,000 shares for the nine months ended September 30, 2001 and 2000.

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

EARNINGS SUMMARY
The Company reported net income of $309,000 for the three months ended September 30, 2001 compared to net income of $296,000 for the quarter ended September 30, 2000, an increase of 4.4%. For the nine month period ended September 30, 2001, the Company's net income of $872,000 increased $68,000 from the $804,000 reported for the same period of 2000, an increase of 8.5%. The increases in quarterly and year-to-date earnings were primarily attributable to an increase in the Company's net interest income and were a result of the asset growth during 2001.

Basic earnings per common share was $0.32 for the quarter ended September 30, 2001 compared to $0.31 reported for the third quarter of 2000. For the nine month period ended September 30, 2001, basic earnings per common share totaled $0.90 compared with $0.83 for the same period of 2000. An analysis of the major components of the statement of income and expense on a per share basis is presented below for the three month and for the nine month periods ended September 30, 2001 and 2000.

                                            Three Months Ended                             Nine Months Ended
                                               September 30,                                 September 30,
                                                                 Increase                                     Increase
                                      2001          2000        (Decrease)          2001          2000       (Decrease)
                                 -------------- ------------- --------------   ------------------------------------------

Interest income                  $        2.38         $2.38         $   -      $       7.19 $        6.65 $        0.54
Interest expense                          1.04          1.13         (0.09)             3.35          3.05          0.30
                                 -------------- ------------- --------------   ------------------------------------------
   Net interest income                    1.34          1.25           0.09             3.84          3.60          0.24
Provision for loan losses                 0.08          0.04           0.04             0.16          0.05          0.11
                                 -------------- ------------- --------------   ------------------------------------------
   Net interest income after
      provision for loan losses           1.26          1.21           0.05             3.68          3.55          0.13
                                 -------------- ------------- --------------   ------------------------------------------
Non-interest income                       0.17          0.11           0.06             0.48          0.32          0.16
Non-interest expense                      0.96          0.86           0.10             2.84          2.63          0.21
                                 -------------- ------------- --------------   ------------------------------------------
   Income before income taxes             0.47          0.46           0.01             1.32          1.24          0.08
Income tax expense                        0.15          0.15           0.00             0.42          0.41          0.01
                                 -------------- ------------- --------------   ------------------------------------------
   Net income                    $        0.32  $       0.31  $        0.01    $        0.90  $       0.83 $        0.07
                                 ============== ============= ==============   ==========================================

The Company's annualized return on average assets (ROA) for the third quarter of 2001 was 0.98% compared to 1.08% for the third quarter of 2000. This compares with an ROA of 0.92% and 0.98% for the nine month periods ended September 30, 2001 and 2000, respectively. Annualized return on average shareholders' equity
(ROE) was 10.91% for the third quarter of 2001 compared to 10.97% in the third quarter of 2000, while year to date ROE was 10.26% and 9.93% as of September 30, 2001 and 2000, respectively.

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

For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the nine month periods ended September 30, 2001 and 2000, the tax-equivalent adjustment was $61,000 and $56,000, respectively.

The Company's net interest income totaled $3,795,000 for the nine month period ended September 30, 2001, an increase of $260,000 or 7.4% compared to September 30, 2000. The growth in the Company's interest-earning assets, principally its loan growth, has translated to an overall positive impact on the Company's net interest income. As noted in Table II, the impact of the volume increase in its interest-earning assets, net of the volume increase in interest-bearing liabilities, equated to an additional $358,000 in net interest income. This increase, however, was mitigated by a $98,000 reduction in net interest income as a result of the lower interest rate environment in 2001. Since January 1, 2001, the Federal Reserve Board's policy has been to lower short-term interest rates in an attempt to steer the economy from a recession. Interest rates have been cut 400 basis points since the beginning of the year. Lower interest rates coupled with increased competition for deposits have led to a decline in interest rate margins throughout the industry. The Company's yield on its interest-earning assets declined 55 basis points, while its cost of funds decreased 25 basis points. This contraction of the interest rate spread has led to a 36 basis point decline in the Company's margin in 2001. The Company's cost of funds has been buoyed by its longer-term time deposits, and in particular, its (18) month product. A large portion of these certificates were written in the fourth quarter of 2000 when interest rates were at their highest. The majority of these higher-rate deposits will mature by June 2002, therefore, the cost of funds is expected to decline over the next three quarters.

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

During the third quarter of 2001, the Bank made an $81,000 provision for loan losses compared to $35,000 during the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, respectively, the provision for loan losses was $151,000 and $50,000. For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.

NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield related loan fees from loan held in the Company's portfolio. For the nine month period ended September 30, 2001, non-interest income totaled $464,000, an increase of $154,000 or 49.7% from the $310,000 recorded during the same period of 2000. As a percentage of average assets, annualized non-interest income was 0.49% and 0.38% for the nine month periods ended September 31, 2001 and 2000, respectively.

For the quarter ended September 30, 2001, service fees increased $36,000 compared to the same quarter of 2000, and for the nine months ended September 30, 2001, they have increased $96,000 or 43.2% compared to the same period in 2000. The increase is due to a new service fee schedule implemented on April 1, 2001. Secondary market loan origination fees totaled $27,000 for the quarter and for the year total $73,000. A favorable interest rate environment coupled with the opening of the loan production office in Covington, Virginia in February 2001, which specializes in this type of loan, has contributed greatly to the quarter and year to date increases.

NON-INTEREST EXPENSE
Non-interest expense includes overhead costs that are not related to interest expense or to losses from loans or securities. As of September 30, 2001, the Company's non-interest expense totaled $2,763,000, an increase of $227,000, or 9.0%, over total non-interest expense incurred for the nine months ended September 30, 2000. On a quarter-to-quarter basis, other non-interest expense increased $112,000, or 13.5%. Expressed as a percentage of average assets, annualized non-interest expense was 2.9% and 3.1% for the nine months ended September 30, 2001 and 2000, respectively. The significant items affecting non-interest expense are discussed below.



====================================================================================================================================

                                     TABLE I
                            AVERAGE BALANCE SHEET AND
                          NET INTEREST INCOME ANALYSIS
                            (In thousands of dollars)

                                                                Nine Months Ended               Nine Months Ended
                                                               September 30, 2001              September 30, 2000
                                                         ----------------------------------------------------------------
                                                            Average     Interest Yield/     Average     Interest Yield/
                                                            Balance       (1)     Rate      Balance       (1)     Rate
                                                         ----------------------------------------------------------------
INTEREST EARNING ASSETS

    Loans, net of unearned income                        $  92,818     $ 5,984   8.60%     $ 80,553      $5,427  8.98%
    Securities:
        Taxable                                             17,844         704   5.26%       19,075         865  6.05%
        Tax-exempt  (1)                                      3,339         180   7.20%        3,019         164  7.24%
                                                         ----------------------------------------------------------------
              Total securities                              21,183         884   5.57%       22,094       1,029  6.21%
                                                         ----------------------------------------------------------------
   Federal funds sold and interest-bearing deposits          6,358         192   4.03%          652          27  5.52%
                                                         ----------------------------------------------------------------
              Total interest earning assets                120,359       7,060   7.82%      103,299       6,483  8.37%
                                                         ----------------------------------------------------------------
NONINTEREST EARNING ASSETS
    Cash and due from banks                                  2,812                            2,792
    Bank premises and equipment                              1,611                            1,649
    Other assets                                             2,333                            2,207
    Allowance for loan losses                                 (668)                            (757)
                                                         ----------                      ----------
             Total assets                                $ 126,447                        $ 109,190
                                                         ==========                      ==========

INTEREST-BEARING LIABILITIES

    Demand deposits                                     $   15,257         185   1.62%    $  14,895         272  2.43%
    Savings deposits                                        41,365       1,212   3.91%       36,919       1,289  4.66%
    Time deposits                                           38,136       1,615   5.65%       27,202       1,058  5.19%
                                                        ---------- ------------------  ----------- ------------------
            Total interest-bearing deposits                 94,758       3,012   4.24%       79,016       2,619  4.42%
                                                        ---------- ----------------------------------------------------
   Short-term borrowings                                     6,539         233   4.75%        7,214         308  5.69%
   Long-term borrowings                                        452          20   5.90%          479          21  5.85%
                                                          -------- ------------------  ----------- ------------------
          Total other interest-bearing liabilities           6,991         253   4.83%        7,693         329  5.70%
                                                         ---------   ----------------- --------------------------------
          Total interest-bearing liabilities               101,749       3,265   4.28%       86,709       2,948  4.53%
                                                         ---------   --------------------- ----------------------------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                         12,219                           10,916
    Other liabilities                                        1,149                              769
    Shareholders' equity                                    11,330                           10,796
                                                         ---------                       ----------
           Total liabilities and shareholders' equity    $ 126,447                        $ 109,190
                                                         =========                       ==========


NET INTEREST EARNINGS                                                $   3,795                        $   3,535
                                                                     ===========                      ==========

NET YIELD ON INTEREST EARNING ASSETS                                             4.20%                           4.56%
                                                                                =======                         =======


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2001 and 2000.
(2) - For purposes of these computations, non-accrual loans are included in the amounts of average loans outstanding. Included in interest are loan fees of $97,000 and $74,000 for 2001 and 2000, respectively.

================================================================================

                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                            (In thousands of dollars)


                                                                                        Nine Months Ended
                                                                                Sept. 30, 2001 vs. Sept. 30, 2000
                                                                                       Increase (Decrease)
                                                                                       Due to Changes in:
                                                                             Volume (1)        Rate (1)        Total
                                                                         ----------------- ---------------- -------------
INTEREST EARNING ASSETS
    Loans                                                                $            799   $        (242)  $        557
    Securities:
        Taxable                                                                       (53)           (108)          (161)
        Tax-exempt (2)                                                                 17              (1)            16
                                                                         ----------------- ---------------- -------------
              Total securities                                                        (36)           (109)          (145)
                                                                         ----------------- ---------------- -------------
    Federal funds sold and interest-bearing deposits                                  174              (9)           165
Total interest earning assets                                                         937            (360)           577
                                                                         ----------------- ---------------- -------------

INTEREST-BEARING LIABILITIES
    Demand deposits                                                                     6             (93)           (87)
    Savings deposits                                                                  145            (222)           (77)
    Time deposits                                                                     456             101            557
    Short-term borrowings                                                             (27)            (48)           (75)
    Long-term borrowings                                                               (1)              -             (1)
                                                                         ----------------- ---------------- -------------
            Total interest-bearing liabilities                                        579            (262)           317
                                                                         ----------------- ---------------- -------------

NET INTEREST EARNINGS                                                    $            358   $         (98)  $        260
                                                                         ================= ================ =============


(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each. (2) - Calculated on a fully tax-equivalent basis using the rate of 34%.

===================================================================================================================================

Salaries and employee benefits, the Company's largest non-interest cost, increased $47,000 (11.3%) during the third quarter, and for the year, have increased $87,000 (6.9%). The increases are due to the Company adding three full-time employees to the staff and escalating employee benefit plan costs, primarily health insurance. The additional staff is a result of the new loan production office in Covington, Virginia and the additional workload generated from the loan and deposit growth. Data processing has increased for the quarter and year to date due to the introduction of the Company's online banking product in July 2000 and the addition of various data processing enhancements. The remaining line items are consistent with the prior year quarter and year to date totals.

INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $412,000 for the nine month period ended September 30, 2001 compared to $398,000 for same period of 2000. The effective tax rate approximated 32.2% and 33.0% for the three months ended September 30, 2001 and 2000 and 32.1% and 33.1% for the nine months ended September 30, 2001 and 2000.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $129,656,000 at September 30, 2001, compared to $114,875,000 at December 31, 2000, an increase of $14,781,000 or 12.9%. Average total assets were $126,447,000 during the nine month period ended September 30, 2001. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
The Bank's total securities portfolio has decreased $3,409,000 or 16.2% from the December 31, 2000 balance, with the portfolio decreasing $6,464,000 in the third quarter alone. The declining interest rate environment has accelerated the maturity of several bonds due to the issuers invoking call provisions. The Company has opted to invest the proceeds in short-term investments, such as Federal funds sold and interest-bearing deposits with other banks, in order to meet current and future liquidity needs. As a result, the short-term investment position has increased $6,305,000 compared to the December 31, 2000 balance, and on average, has been $6,358,000 during 2001.

Loan Portfolio and Asset Quality
At September 30, 2001, gross loans totaled $99,115,000, an increase of 12.1% from December 31, 2000. On average, gross loans totaled $92,818,000 during the first nine months of 2001, an increase of $12,265,000 or 15.2% from the same period in 2000. Most of the loan growth has come from the Company's primary market area, which includes Greenbrier County, West Virginia and contiguous counties located in West Virginia and Virginia. This market, which accounts for approximately 75% of the total loan portfolio, has experienced new ownership of various competitors by both in-state and out-of-state institutions over the past few years. The Company has capitalized on the operational and pricing differences that have transpired, and as a result, has experienced growth due to the migration of customers from its competitors. Loan demand is expected to remain steady over the next quarter due to key personnel additions in the outset of the fourth quarter coupled with the continuing marketing and sales campaigns. See Note 3 of the condensed consolidated financial statements for further information on the loan portfolio.

The allowance for loan losses was $748,000 at September 30, 2001 compared to $619,000 at December 31, 2000. Expressed as a percentage of loans, the allowance for loan losses was 0.75% and 0.70% at September 30, 2001 and December 31, 2000, respectively. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance that encompasses evaluating problem credits and their potential loss, if any. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio. See Note 4 of the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine month periods ended September 30, 2001 and 2000, and for the year ended December 31, 2000. A summary of the Company's past due loans and nonperforming assets is provided in the following table:

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)

                                                                          Sept. 30,         Dec. 31,       Sept. 30,
                                                                            2001              2000            2000
                                                                      ----------------  --------------- ---------------
Loans past due 90 or more days still accruing                         $             -   $            -  $            -
                                                                      ================  =============== ===============
Nonperforming assets:
   Nonaccrual loans                                                   $           239   $          123  $          390
   Other real estate owned                                                        796            1,013             852
                                                                      ----------------  --------------- ---------------
      Total nonperforming assets                                      $         1,035   $        1,136  $        1,242
                                                                                        =============== ===============
                                                                      ================
Nonperforming assets as a % of total assets                                     0.80%            0.99%           1.08%
                                                                      ================  =============== ===============

Total nonperforming assets at September 30, 2001 decreased $101,000 from December 31, 2000. Other real estate owned ("OREO") decreased $200,000 due to the sale of a personal residence that had been in foreclosure since December 2000. At September 30, 2001, OREO consists of a parcel of commercial real estate that is leased under a three (3) year agreement expiring in February 2002. See further discussion of the Company's nonaccrual loans, all of which have been deemed "impaired", at Note 4 of the Consolidated Financial Statements included in Item 1.

Deposits and Other Funding Sources
Total deposits at September 30, 2001 increased $16,245,000, or 16.8%, from December 31, 2000. The following table compares the year to date average balances by deposit product for September 30, 2001 and 2000 and the increase in average deposits by product as compared to the December 31, 2000 year-end balances:

                                                                                          % Increase        % Increase
                                                           Sept. 30,      Sept. 30,          From              From
                                                             2001            2000       Sept. 30, 2000    Dec. 31, 2000
                                                       --------------- ---------------  ----------------  ---------------
Demand deposits                                          $     27,476   $      25,811              6.5%            12.0%
Savings                                                        41,365          36,919             12.0%            12.2%
Certificates of deposits                                       38,136          27,202             40.2%             8.6%
                                                       --------------- ---------------
   Total average deposits                                $    106,977   $      89,932             19.0%            10.8%
                                                       =============== ===============

As illustrated in the above table, the Company's certificates of deposits ("CD") have increased significantly over the previous year and based upon the average balance in 2001, they have increased 8.6% from the December 31, 2000 year-end balance. In order to fund its loan growth, the Company began offering competitive interest rates on various CD products in the latter part of 2000. The efforts were successful and the Company has been less aggressive with its pricing strategy. The loan to deposit ratio has gone from 96.6% at September 30, 2000 (91.6% at December 31, 2000) to its current position of 87.9%. As the CDs mature in the coming months, management is confident that it can retain the majority of the growth with its current pricing strategy; however, in light of the current interest rate declines and the uncertainty of future interest rate policy by the Federal Reserve Board, the trend has been for customers to move maturing certificates to a competitive savings product offered by the bank.

The Company continues to attract demand and savings deposit products, which when managed, provide an inexpensive core-funding source for its interest-earning assets. Over the past three quarters, the Company has opened 1,424 new demand and savings accounts. As with loans, many customers have migrated from local competitors.

Short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased and short-term advances from the FHLB. At September 30, 2001, short-term borrowings totaled $3,698,000 compared to $5,909,000 at December 31, 2000 balance, a decrease of $2,211,000 or 37.4%. The current balance decreased due to the maturity of a short-term advance from the FHLB ($3,000,000) in August 2001. On average, the balance was $6,539,000 for the first nine months of 2001. During the year, the Company has entered into various term repurchase agreements under a single relationship, which has increased the average balance.

LIQUIDITY
Liquidity is a measure of the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits, which totaled $9,691,000 at September 30, 2001 versus $2,053,000 at December 31, 2000. The Company's liquidity is further enhanced by the availability of $10,801,000 (amortized cost) in debt securities maturing within one year of September 30, 2001. Also, the Company has classified additional debt securities with an estimated fair value at September 30, 2001 of $6,051,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company has approximately $41,717,000 in available lines of credit with various correspondent banks should the need arise.

Management's Asset/Liability Committee (ALCO) meets on a regular basis to review the Company's sources and uses of funds for the succeeding (30), (60) and (90) day time frames. In addition, projected balance sheets for the succeeding (12) month time frame are prepared and reviewed in order to ensure that liquidity is within policy guidelines, and if not, that appropriate strategies are formulated, implemented and measured for effectiveness in order to bring liquidity risk within policy guidelines. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change in the Company's liquidity.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at September 30, 2001 was $11,650,000 compared to $10,986,000 at December 31, 2000, an increase of $664,000. A reconciliation of the increase is reported in the Condensed Consolidated Statement of Shareholders' Equity included in Item I. Average total shareholders' equity expressed as a percentage of average total assets was approximately 9.0% at September 30, 2001 compared to December 31, 2000's level of 9.8%. The Company's "leverage" position has decreased due to the asset growth over the past nine months. Cash dividends totaling $379,000, or $0.39 per share, were declared during the first nine months of 2001, which is 12.1% higher than the dividend level paid during the same period of 2000. These payout levels represented approximately 43.5% and 42.0% of the Company's year-to-date earnings for the nine month periods ended September 30, 2001 and 2000, respectively. The Company is not aware of any trends or uncertainties, nor do any material commitments for capital expenditures exist, which may materially impair its capital position.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:


                            RISK-BASED CAPITAL RATIOS
                               September 30, 2001

                                        Actual      Minimum
                                                  Requirement
                                      --------------------------
Tier 1 risk-based capital ratio         11.73%       4.00%
Total risk-based capital ratio          12.56%       8.00%
Leverage ratio                           8.28%       3.00%

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

The following table represents the results of the Company's interest sensitivity simulation analysis as of September 30, 2001 and December 31, 2000. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.

                                                                         Annualized Hypothetical %
                                                                     Change in Net Interest Income
                                                                       Sept. 30,          Dec. 31,
               Interest rate scenario                                     2001              2000
                                                                    ----------------- -----------------
               Up 300 basis points                                       -12.6             -15.4
               Up 100 basis points                                       - 5.3             - 5.1
               Down 100 basis points                                       5.2               5.1
               Down 300 basis points                                      10.6              13.0

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

Item 2 - Changes in Securities
          None

Item 3 - Defaults upon Senior Securities
          None

Item. 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K
a) All exhibits  included with this filing follow the signature page.
   1.Exhibit 11,  Computation of Per Share Earnings,  is included on page 20.
b) The Company did not file any Form 8-K, Current Reports during the quarter ended September 30, 2001.

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



Date: November 14, 2001

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