Form 10-K
period 2001-12-31
FIRST NATIONAL BANKSHARES CORP
filed 2002-03-29
CIK 814178

1




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
         For the fiscal year ended      December 31, 2001
                                   ---------------------------
                                       OR
[  ]TRANSITION REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
         For the transition period from                      to
                                       ------------------------

                         Commission file number 33-14252

                      FIRST NATIONAL BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)
          West Virginia                                     62-1306172
----------------------------------                 --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

One Cedar Street, Ronceverte, West Virginia                   24970
----------------------------------------------------      ------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (304) 647-4500
                                                   ------------------------

Securities registered pursuant to Sec. 12(b) of the Act-     None
                                                        --------------
Securities registered pursuant to Sec. 12(g) of the Act-     None
                                                        --------------
Securities issued pursuant to a registrant statement which became effective under the Securities Act of 1933-

                     Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  [X] Not subject to Section 16(a) requirements

As of March 1, 2002, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant was $17,672,040.

The total number of shares of the registrant's common stock outstanding as of March 1, 2002 was 981,780.

Documents Incorporated by Reference:
                                                                               Part of Form 10-K into which
Document                                                                       the document is incorporated
---------                                                                     ------------------------------
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

      THIS REPORT CONTAINS 67 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 53

                           FIRST NATIONAL BANKSHARES CORPORATION
                                         Form 10-K

                                     Table of Contents

                                                                            Page
PART I
   Item 1 - Business......................................................   3-6
   Item 2 - Properties.....................................................  6-7
   Item 3 - Legal Proceedings......................................            7
   Item 4 - Submission of Matters to a Vote of Security Holders..              7

PART II
   Item 5 - Market for the Registrant's Common Stock and Related
                 Stockholder Matters..............................             7
   Item 6 - Selected Financial Data.................................           8
   Item 7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operation..................       9-18
   Item 7a - Quantitative and Qualitative Disclosures About Market Risk       19
   Item 8 - Financial Statements and Supplementary Data................    19-42
   Item 9 - Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure................       43

PART III
   Item 10 - Directors and Officers of the Registrant..................    43-45
   Item 11 - Executive Compensation....................................    45-48
   Item 12 - Security Ownership of Certain Beneficial Owners and
Management................................................................ 48-49
   Item 13 - Certain Relationships and Related
Transactions..............................................................    49

PART IV
   Item 14 - Exhibits, Financial Statement Schedules and Reports on Form
        8-K..............................................                     50
Signatures................................................................... 51
                                        2

                      FIRST NATIONAL BANKSHARES CORPORATION
                                    Form 10-K

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

General
The Bank is a federally insured depository institution offering a wide variety of services that are typical of full service community banks from its main office located in Ronceverte and from its branch offices in Lewisburg and Charleston, West Virginia. In February 2001, the Company rented office space in Covington, Virginia and opened a loan production office operating as FNB Mortgage Center. All transactions conducted from the loan production office in 2001 were directly related to the Banks' fixed rate mortgage product. After receiving regulatory approval in August 2001, the Bank began building a full-service branch in the City of Covington. The facility, which offers the same products and services as the main and branch bank, was completed in January 2002 and opened for business on February 4, 2002. See further discussion of the facilities in the ITEM 2 - PROPERTIES.

The Bank accepts deposits primarily from customers located within its primary market area. The Bank offers both its individual and business customers assorted deposit products with various maturities and interest rates, including noninterest-bearing and interest-bearing demand deposits, savings deposits, certificates of deposit, club accounts and individual retirement accounts. The Bank offers automated teller machines (ATM's), which allow customers to make deposits, withdraw cash, and transfer funds. In addition, the Bank offers automated telephone banking, whereby customers can use a touch-tone telephone to access account information and transfer funds between accounts. In July 2000 the Bank began offering its online banking product Mr. First. The basic service enables customers to access their accounts via a secure Internet connection from the Bank's website (, where they can review account activity and transfer funds among their accounts. A bill pay service is also available for those customers wishing to pay bills electronically.

The Bank offers a full spectrum of lending services to its customers, including commercial loans and lines of credit, residential real estate loans, consumer installment loans and other personal loans. Loan terms, including interest rates, loan to value ratios, and maturities are tailored as much as possible to meet the needs of the borrower. Commercial loans are generally secured by various collateral, including commercial real estate, accounts receivable and business machinery and equipment. Residential real estate loans consist primarily of mortgages on the borrower's personal residence, and are typically secured by a first lien on the subject property. Consumer and personal loans are generally secured, often by first liens on automobiles, consumer goods or depository accounts. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk. The Bank's interest rate terms generally include variable rate features or three to five year balloon maturities, thereby minimizing the Bank's exposure to interest rate risk. The Bank offers fixed rate residential loans through its secondary market program, whereby the Bank will originate fixed rate loans on behalf of a third party in exchange for a loan fee collected at the time of the loan's closing. Bank lending personnel adhere to established lending limits and authorities based on each individual's lending expertise and experience. The Bank does not currently participate in any indirect lending programs. The Bank's participation in lease financing is not material. When considering loan requests, the primary factors taken into consideration by the Bank are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews and visits to the borrower's place of business.

The Bank also offers a broad range of fiduciary services through its Trust Department, including the administration of trusts and decedents' estates and other personal and corporate fiduciary services. Personal fiduciary services include the settlement of estates, administration of various trusts, agency or custodial accounts, investment management and guardian services.

Market Area
The Bank's primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County, plus Charleston and surrounding Kanawha County. Greenbrier County is predominately rural and comprised of moderate-income households. Major employment in the area includes agriculture, tourism, health care, education and light manufacturing. Unemployment rates in the Greenbrier county area often exceed the state average, with 2001's average (seasonally adjusted) unemployment rate being 6.2% versus West Virginia's statewide average of 4.9%. As of December 31, 2001, the Bank's operations in Greenbrier County accounted for approximately 79% of total loans and 94% of total deposits.

The Charleston branch is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia. Primary employment is related to various professional service industries, health care, state government, and the chemical industry. The Charleston area typically has unemployment rates far below the state average, with Kanawha County's average unemployment rate for 2001 being 4.0%. The Charleston MSA is much more insulated from economic downturns than the Greenbrier County area.

The Company's new market, Covington, Virginia, is located in Alleghany County. The location is approximately 40 miles west of its main location in Ronceverte. The demographics of the market are similar to the Company's Greenbrier County market except that there is a stronger manufacturing segment. Management anticipates that the loan and deposit product mix will also be similar to the Greenbrier County operations. Management expects to capitalize on its community banking operating style in the market, which it feels is underserved.

Competition
The banking and financial services business is highly competitive, especially in the Bank's market area. The Bank's principal competitors in Greenbrier County include four other commercial banks, each of which is owned by statewide or regional bank holding companies. As of December 31, 2001, management estimates that the Bank had 20% of the deposit market share and 15% of the total loan market share in the Greenbrier County market. In the Kanawha County market, the state's five largest banking organizations, as well as regional and small independent banks service the Charleston area. Currently, the Company's market share is estimated to be less than 1% for both deposits and loans.

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

Supervision and Regulation
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended ("the Act"). The Act requires the prior approval of the Federal
Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The Act further restricts bank holding company non-banking activities to those, which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto.

The Bank is a national banking association chartered under the laws of the United States. As such, the operations of the Bank are subject to the regulations of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation ("the FDIC") and West Virginia law. The Bank is also subject to periodic examination by the OCC.

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

FDICIA establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution's capital category. Among other things, FDICIA authorizes regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly-under-capitalized and critically-under-capitalized.

By regulation, an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Company's banking subsidiary was a "well-capitalized" institution as of December 31, 2001.

Another requirement of FDICIA is that federal banking agencies must prescribe regulations relating to various operational areas of banks and bank holding companies. These include standards for internal audit systems, loan documentation, information systems, internal controls, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, and such other standards, as the agency deems appropriate.

Community Reinvestment Act - The Bank is subject to the provisions of the Community Reinvestment Act ("CRA") that requires banks to assess and help meet the credit needs of the community in which the bank operates. The OCC examines the Bank to determine its level of compliance with CRA. The OCC and the Federal Reserve Board are required to consider the level of CRA compliance when regulatory applications are reviewed. In its most recent CRA examination, the Company's banking subsidiary was given an "outstanding" CRA rating.

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

Deposit Acquisition Limitation - Under West Virginia law, an acquisition or merger is not permitted if the resulting depository institution or its holding company would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of the total amount of all deposits held by insured depository institutions in West Virginia. The Commissioner of Banking for good causes shown may waive this limitation. Monetary Policies - The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

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

Employees
At December 31, 2001, the Company employed 43 full-time employees, of which 40 employees are allocated to the bank and three are allocated to the holding company. FNB Insurance, LLC had no employees during 2001. At peak staffing, the Covington facility is expected to incrementally add seven additional employees. The employees of the Company and the Bank are not represented by a collective bargaining unit, and management believes its employee relations are good.

Statistical Information
The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 18 of this report.

ITEM 2 - PROPERTIES
The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building, which approximates 7,700 square feet in size, is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that also provides customer parking.

The Lewisburg branch is located on U.S. 219, approximately two miles north of the Lewisburg city limits. The facility, which approximates 2,100 square feet, was constructed in 1997 following the expiration of a lease arrangement on a similar facility in Lewisburg, which the Bank occupied from 1986 to January 1997.

The Charleston branch is located in Laidley Tower, a multi-story office building in downtown Charleston, WV. Effective May 1, 1996, the Company entered into a 10-year noncancellable lease agreement to occupy approximately 4,532 square feet of the building. Additional information related to this lease can be found in
Note 12 of the Notes to Consolidated Financial Statements,  which is included in
Item 8 of this filing.

The loan production office in Covington, Virginia was located at 180 Monroe Avenue in Covington, VA. The location, which consisted of a one-room office space, comprised approximately 100 square feet and was leased from a related party on a monthly basis. The lease was terminated upon completion of the new 3,700 square foot branch facility in Covington.

The Bank's properties and leased facilities are considered well suited for its current needs. Both the main office located in Ronceverte, WV, and the branch location in Lewisburg, WV, have full-service banking available, including drive-in banking services. Space at both locations is ample, and no significant modifications are required at either location. The branch facility in Charleston is also a full-service branch offering the same services as the other locations, except it offers no drive-in banking services. The newly constructed facility in Covington, Virginia is similar to the main and Lewisburg locations in that it offers full-service banking, including drive-in services.

ITEM 3 - LEGAL PROCEEDINGS
Various legal proceedings are presently pending in which the Bank is a named party. These proceedings involve routine litigation incidental to the Bank's business. In Management's opinion, based upon advice of counsel, the resolution of such proceedings will not have a material impact on the Bank's financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS As of March 1, 2002, approximately 475 stockholders of record held the Company's common stock.

In an effort to improve shareholder liquidity, the Company sought and obtained approval (December 2001) for listing on the Over the Counter Bulletin Board ("OTCBB"), which is sponsored by NASDAQ. Currently, three brokerage firms make a market in the Company's stock, which trades under the symbol of FNWV. Prior to the listing and for most of 2001, the stock was predominantly traded on a limited basis in privately negotiated transactions. Stock trades that were reported to management, were reported between $16.00 and $17.50 per share, with the last reported trade at or near the high end of the trading range. Since the trades reported to management are infrequent, and private trades may be conducted which are not reported to management, no representations can be made regarding the fair value per share prior to its listing on the bulletin board. Since its listing on the OTCBB, the trading range has been between $16.50 and $18.00 per share, with the most recent trade (March 19, 2002) at $18.00 per share.

Historically, the Company has paid quarterly dividends to its shareholders. Aggregate dividends declared in 2001 were $0.54 per share compared to $0.52 per share in 2000. Payment of dividends by the Company is dependent upon payments to it from the subsidiary bank. The ability of the subsidiary bank to pay dividends is subject to certain limitations under banking regulations. These limitations are discussed in Note 14 of the Notes to Consolidated Financial Statements, which are included in Item 8 of this filing.

ITEM 6. - SELECTED FINANCIAL DATA

                                                  (Dollars in thousands, except per share data and ratios)

                                            2001            2000           1999            1998            1997
                                       -------------------------------------------------------------------------------

Interest income                              $   9,224       $   8,761      $   7,707       $   7,564       $   7,041
Interest expense                                 4,123           4,079          3,390           3,372           3,077
Net interest income                              5,101           4,682          4,317           4,192           3,964
Provision for loan losses                          257              73            100             449              31
Noninterest income                                 657             433            455             445             422
Noninterest expense                              3,729           3,404          3,175           3,167           3,087
Income before income taxes                       1,772           1,638          1,497           1,021           1,268
Net income                                       1,200           1,100          1,002             724             792

PER SHARE DATA
Net income:
Basic                                        $    1.23       $    1.14      $    1.04       $    0.75       $    0.82
Diluted                                           1.22            1.13           1.03            0.75            0.82
Cash dividends declared                           0.54            0.52           0.42            0.33            0.32
Book value per share                             12.04           11.31          10.52           10.11            9.69

AVERAGE BALANCE SHEET SUMMARY
Loans, net                                  $   95,045      $   81,681     $   69,835      $   68,696      $   63,620
Securities                                      20,087          21,722         23,460          17,375          18,646
Deposits                                       108,847          91,173         88,821          78,949          75,149
Long-term debt                                     449             465          3,439           5,494           3,862
Shareholders' equity                            11,453          10,798          9,941           9,543           9,239
Total assets                                   127,852         110,493        104,591          96,442          90,824

AT YEAR END
Loans, net                                  $  102,801      $   87,759     $   74,264      $   68,671      $   69,108
Securities                                      18,327          20,996         22,876          17,866          17,311
Deposits                                       114,620          96,525         89,132          81,221          78,336
Long-term debt                                     442             458            473           5,488           5,500
Shareholders' equity                            11,822          10,986         10,151           9,747           9,325
Total assets                                   131,319         114,875        104,829          98,353          95,430

SELECTED RATIOS
Return on average assets                         0.94%           1.00%          0.96%           0.75%           0.87%
Return on average equity                        10.47           10.19          10.08            7.59            8.57
Average equity to average assets                 8.96            9.77           9.50            9.90           10.17
Dividend payout ratio                           43.93           45.76          40.38           43.64           38.92


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

Earnings Summary
The Company reported net income of $1,200,000 for 2001, an increase of $100,000 or 9.1% over the $1,100,000 reported for 2000. On a per share basis, diluted earnings per share were $1.22 in 2001, $1.13 in 2000, and $1.03 in 1999. The increase in 2001 earnings was largely attributable to a $419,000 or an 8.9% increase, in net interest income, which came primarily as a result of the asset growth. Additionally, a significant improvement in noninterest income enhanced the Company's earnings. These increases were partially offset by an increase in operational costs, which were up 9.5%, or $325,000 in 2001. The various factors significantly influencing results of operations are included in the following discussion.

Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income was 0.94% for 2001, compared to 1.00% for 2000 and 0.96% for 1999. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 10.47% in 2001, 10.19% in 2000, and 10.08% in 1999.

Net Interest Income
The most significant component of the Company's net earnings is net interest income, which is the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits and borrowings. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 2001, 2000, and 1999, tax-equivalent adjustments of $82,000, $75,000 and $84,000, respectively, are included in interest income, and were computed assuming a tax rate of 34.0% in all periods.

2001 Versus 2000
The Company's net interest income increased $425,000 or 8.9% from 2000 on a fully tax equivalent basis. As in the previous year, the Company experienced significant asset growth, particularly in loans, its highest yielding asset, which bolstered the Company's interest income. Overall, the increase in interest-earning assets translated to an increase in interest income of $1,208,000. Similarly, the growth in interest-bearing liabilities incrementally increased interest expense by $705,000. Therefore, the impact of the volume changes was a net increase in the Company's net interest income of $503,000. As was common across the industry, the Company's net interest margin declined 28 basis points from the previous year as a result of the lower interest rate environment in 2001 and competitive pricing for loan and deposit customers. Overall the decline in the net interest margin had a negative impact on the Company's net interest income of $78,000.

2000 Versus 1999
The Company's net interest income increased $357,000 or 8.1% from 1999 on a fully tax equivalent basis. The increase is largely due to the 16.9% growth in the Company's average loans outstanding. Funding of the Company's growth came in part from the conversion of its short-term investments (Federal funds sold) and net maturities from its security portfolio. The remaining funding came from a
$5,733,000 increase in average short-term borrowings. As shown in Table II, increased average loan volume contributed $1,071,000 in additional interest income. Similarly, increased volume in the Company's interest-bearing liabilities contributed an additional $328,000 in interest expense. The company's net yield on interest earning assets or net interest margin measured 4.54%, 4.45% and 4.69% for 2000, 1999 and 1998, respectively. The improvement is due in part to the deployment of more assets in loans, which are the Company's highest yielding asset. In 2000, interest rates trended higher, where the prime rate increased 1.25% in total. As a result, the Company's yield on interest earning assets increased from 7.88% in 1999 to 8.44% in 2000. A similar effect was experienced in the Company's cost of funds, where the weighted average rate on its interest-bearing liabilities increased from 4.15% in 1999 to 4.64% in 2000. As presented in Table II, the overall change in rate had a negative impact on net interest income of $72,000.

Provision for Loan Losses
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level, which is considered adequate in relation to the estimated risk inherent in the loan portfolio based upon management's periodic assessment of the adequacy of the allowance for loan losses.

During 2001, the Company made a provision for loan losses of $257,000. This compares to a provision for loan losses of $73,000 and $100,000 made in 2000 and 1999, respectively. The increase in the provision was dictated in part by the loan growth experienced in 2001. Additionally, an increased provision was warranted due to the continued economic recession that persisted during 2001 which is expected to have a negative impact on the Bank's loan portfolio. For additional discussion of these factors and the related allowance for loan losses account, refer to the LOAN AND RELATED RISK ELEMENTS section of this discussion.

Noninterest Income
Noninterest income includes revenues from all sources other than interest income and yield related loan fees. Noninterest income totaled $657,000, $433,000, and $455,000 for the years ended December 31, 2001, 2000, and 1999. As a percentage of average assets, other income was 0.51%, 0.39%, and 0.44% for 2001, 2000 and 1999, respectively.

The following table (in thousands) details the components of non-interest income earned by the Company in 2001, 2000, and 1999, as well as the percentage increase (decrease) in each over the prior year.

====================================================================================================================================

                                                             2001                      2000                1999
                                                   -----------------------------------------------------------------
                                                                  Percent                   Percent
                                                      Amount       Change       Amount      Change        Amount
                                                   -----------------------------------------------------------------


Service fees                                       $   443          50.7%       $  294       (2.0)%      $   300
Securities (losses), net                                 -         100.0            (3)     200.0             (1)
Loan origination fees on secondary
   market loans                                        128       1,063.6            11       10.0             10
Other                                                   86         (34.4)          131      (10.3)           146
                                                   -----------------------------------------------------------------
   Total                                           $   657          51.7%       $  433        2.2%       $   455
                                                   =================================================================

====================================================================================================================================

2001 Versus 2000
Service fees increased  significantly  following the implementation of a new fee schedule in the second quarter of 2001. This change coupled with the increase in the number of deposit customers accounted for the $149,000 or 50.7% increase in fees. Loan origination fees recognized from the Bank's secondary market loan program increased dramatically in 2001. The volume of loans originated were up significantly due to the favorable mortgage interest rate environment and the opening of the loan production office in Covington, Virginia, which accounted for approximately 42.2% of the loan fees in 2001. Other income was down in 2001 due to a nonrecurring gain recognized in 2000, which is discussed below.

2000 Versus 1999
Other income declined in part due to a $32,000 reduction in trust revenue in 2000. Total assets administered by the Bank's trust department have decreased following the settlement of a single large estate in 1999. This decrease in trust assets has led to the decline in trust income. A portion of the decline in trust revenue was mitigated by a gain recognized following the restructuring of a life insurance company the Bank used for its key-man life insurance polices.

Noninterest Expense
The following table itemizes the primary components of noninterest expense for 2001, 2000 and 1999, and the percentage increase (decrease) in each over the prior year. A discussion of the material changes among the years presented also follows the table (in thousands).

====================================================================================================================================

                                                               2001                     2000               1999
                                                      -----------------------  -----------------------  ------------
                                                                   Percent                  Percent
                                                        Amount      Change       Amount      Change       Amount
                                                      -----------------------  -----------------------  ------------

Salaries and employee benefits                           $  1,823      7.2%       $  1,701     6.1%        $  1,603
Net occupancy expense                                         306     13.3             270       -              270
Equipment rental, depreciation
   and maintenance                                            332     19.4             278    (0.7)             280
Data processing                                               283     24.7             227    24.0              183
Advertising                                                    94      2.2              92    37.3               67
Professional & legal                                          128      0.8             127    30.9               97
Director' fees and shareholders' expense                      106     (4.5)            111     2.8              108
Stationery and supplies                                       112     34.9              83     3.8               80
Other                                                         545      5.8             515     5.8              487
                                                      -----------------------  -----------------------  ------------
   Total                                                 $  3,729      9.5%       $  3,404     7.2%        $  3,175
                                                      =======================  =======================  ============
Non-interest expense as a
   percentage of average earning assets                      3.1%                     3.3%                     3.2%

====================================================================================================================================

2001 Versus 2000
Salaries and employee benefits, which is the Company's largest noninterest expense, increased $122,000 or 7.2% in 2001. The increase was due in part to the hiring of three additional staff in 2001. In addition, the Company's employee health insurance and other related employee benefits increased 30.7% in 2001. Both net occupancy and equipment maintenance line items increased in 2001 due to a number of reconditioning and refurbishment projects undertaken on the bank premises and equipment. Also, depreciation expense increased due to the purchase and installation of new equipment in 2001. Data processing was up in 2001 due to a full-year's expense associated with the Bank's online banking product and an increase in the third-party data processor's fees. An increase in the volume of accounts and transactions processed by the servicer along with various product enhancements have led to the increase in the servicer's fees. The increase in stationery and supplies is commensurate with the increase in the number of loan and deposit customers and incidental supplies used in connection with various direct mail advertising campaigns.

Due to the opening of the new facility in Covington in February 2002, all of the above line items are expected to increase in 2002.

2000 Versus 1999
Salaries and employee benefits increased $98,000 or 6.1% from 1999's level. On average, the Company employed two more full-time staff in 2000 compared to 1999, which in addition to normal merit raises, contributed to the increase. The continued upward trend in the Company's health care costs has impacted the Company's employee benefit costs, wherein total insurance premiums increased 20.8% in 2000. Data processing increased $44,000 or


================================================================================
                                     TABLE I
             AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                             (Dollars in thousands)
                                                   2001                            2000                           1999
                                      ----------------------------------------------------------------------------------------------
                                      Average               Yield/     Average                Yield/   Average                Yield/
                                      Balance    Interest    Rate      Balance    Interest    Rate     Balance    Interest    Rate
                                      ----------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Loans, net of unearned discount (1)   $ 95,045   $ 7,968     8.38%     $ 82,446    $ 7,454     9.04%   $ 70,540   $ 6,158      8.73%
Securities:
   Taxable                              16,693       868     5.20        18,704      1,132     6.05      19,946     1,149      5.76
   Tax-exempt (2)                        3,394       242     7.13         3,018        220     7.28       3,514       248      7.06
                                      --------   -------   -------     ---------  --------  -------   ---------  --------   --------
      Total securities                  20,087     1,110     5.53        21,722      1,352     6.22      23,460     1,397      5.95
                                      --------   -------   -------     ---------  --------  -------   ---------  --------   --------
Interest-bearing deposits with
       other banks                      1,968         69     3.51            51         1      1.96       1,558        75      4.81
Federal funds sold                      4,504        159     3.53           519        30      5.78       3,353       161      4.80
                                      --------   -------   -------      --------  --------  --------  ---------  ---------  --------
    Total interest-earnings assets    121,604      9,306     7.65       104,738     8,837      8.44      98,911     7,791      7.88
                                      --------   -------   -------      --------  --------  --------  ---------  ---------  --------
NONINTEREST-EARNING ASSETS
Cash and due from banks                 2,934                             2,658                           2,586
Bank premises and equipment             1,746                             1,627                           1,753
Other assets                            2,268                             2,235                           2,046
Allowance for loan losses                (700)                             (765)                           (705)
                                      --------                          --------                      ----------
      Total assets                   $127,852                          $110,493                        $104,591
                                     =========                         =========                      ==========
INTEREST-BEARING LIABILITIES
Demand deposits                        15,473        212     1.37        14,596       350       2.40     16,562       392      2.37
Savings deposits                       43,362      1,559     3.60        36,860     1,736       4.71     32,338     1,335      4.13
Time deposits                          37,275      2,070     5.55        28,663     1,543       5.38     27,861     1,350      4.84
                                     ---------   -------    ------     ---------   -------    ------   --------    -------    ------
  Total interest-bearing deposits      96,110      3,841     4.00        80,119     3,629       4.53     76,761     3,077      4.01
Short-term borrowings                   5,984        256     4.28         7,241       423       5.84      1,508        55      3.65
Long-term borrowings                      449         26     5.79           465        27       5.81      3,439       258      7.50
                                     ---------   -------    ------     ---------   -------    -------  ---------   -------    ------
  Total interest-bearing
         liabilities                  102,543      4,123     4.02        87,825     4,079       4.64     81,708     3,390      4.15
                                     ---------   --------   ------     ---------   -------    -------  ---------   -------    ------
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits                        12,737                            11,054                          12,060
Other liabilities                       1,119                               816                             882
Shareholders' equity                   11,453                            10,798                           9,941
                                     ----------                        ---------                       ---------
   Total liabilities and
        shareholders equity         $ 127,852                         $ 110,493                        $104,591
                                    ===========                       ==========                       ==========
NET INTEREST EARNINGS                             $ 5,183                         $ 4,758                         $ 4,401
                                                  ========                        ========                        =======
NET YIELD ON INTEREST-EARNING ASSETS                         4.26%                              4.54%                         4.45%
                                                            ======                             ======                        =======
(1)      For purposes of this table,  nonaccruing  loans are  included  in average loan  balances.  Loan fees are also included in interest income.
(2)      Computed on a fully Federal tax-equivalent basis using the rate of 34% for all years.
====================================================================================================================================


====================================================================================================================================
                                    TABLE II

                      CHANGE IN INTEREST INCOME AND EXPENSE
             DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                             (Dollars in thousands)

                                                2001 vs. 2000                            2000 vs. 1999
                                   ----------------------------------------------------------------------------------
                                             Increase (Decrease)                      Increase (Decrease)
                                              Due to Change in:                        Due to Change in:
                                       Volume        Rate         Total         Volume        Rate         Total
                                   ----------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Loans                              $1,083      $   (569)        $  514        $ 1,071      $  225        $1,296
Securities:
   Taxable                           (114)         (150)          (264)          (74)          57           (17)
   Tax-exempt (2)                      27            (5)            22           (36)           8           (28)
                                   ----------------------------------------------------------------------------------
      Total securities                (87)         (155)          (242)         (110)          65           (45)
                                   ----------------------------------------------------------------------------------
Interest-bearing deposits with
   other banks                         67             1             68           (46)         (28)          (74)
Federal funds sold                    145           (16)           129          (158)          27          (131)
                                   ----------------------------------------------------------------------------------
     Total interest-earning
                 assets             1,208          (739)           469           757          289         1,046
                                   ----------------------------------------------------------------------------------

INTEREST-BEARING
   LIABILITIES
Demand deposits                        20          (158)         (138)           (47)           5           (42)
Savings deposits                      275          (452)         (177)           200          201           401
Time deposits                         477            50           527             40          153           193
Short-term borrowings                 (66)         (101)         (167)           318           50           368
Long-term borrowings                   (1)           -             (1)          (183)         (48)         (231)
                                   ----------------------------------------------------------------------------------
      Total interest-bearing
         liabilities                  705          (661)           44            328          361           689
                                   ----------------------------------------------------------------------------------


NET INTEREST EARNINGS              $  503          $(78)         $425           $429         $(72)         $357
                                   ==================================================================================

(1) -   The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) -   Calculated assuming a fully tax-equivalent basis using the rate of 34%.
====================================================================================================================================


24.0% in 2000, primarily due to the Company's introduction of its online banking product in July 2000 and the addition of a customer profitability model. Together, these items increased the line item by $31,000 or 16.9%. The remaining increase is due to the annual fee increase levied by the Company's third-party data processor and additional fees associated with a greater volume of transactions and reports being processed by the servicer. Advertising increased $25,000 or 37.3% in 2000 compared to 1999. The increase is due to the additional advertising in contiguous market areas, such as Covington, VA. Included in this line item are customer promotions, which include the cost of complimentary checks borne by the Bank for new demand deposit customers. The expense associated with the complimentary checks doubled due to the bank opening 678 new deposit accounts in 2000 versus 378 new deposit accounts in 1999. Professional and legal fees increased due to a general increase in the fee schedule of the Company's professional service providers and an increase in the amount of services performed during the year.

Income Taxes
The Company's income tax expense, which includes both Federal and state income taxes, totaled $572,000 or 32.3% of pretax income in 2001, compared to $538,000 or 32.8% in 2000, and $495,000 or 33.1% in 1999. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of state income taxes and interest income derived from tax-exempt securities. Additional details relative to the Company's income taxes are included in Note 9 to the accompanying consolidated financial statements.

Changes in Financial Position
Total assets increased $16,444,000 or 14.3% to $131,319,000 at year-end 2001 compared to $114,875,000 at year-end 2000. Average total assets increased 15.7% from $110,493,000 during 2000 to $127,852,000 during 2001. TABLE I presents the composition of the Company's average balance sheet for the years ended 2001, 2000 and 1999. A discussion of the significant fluctuations in components of the Company's balance sheet follows.

Securities and Overnight Investments
The Company's security portfolio consisted of available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes, while held to maturity securities are carried at amortized cost. The Company does not hold any securities for trading purposes. At year-end 2001, approximately 61% of the securities (based on amortized cost) were classified as available for sale. This compares to 46% in 2000. At the time of purchase, management decides whether securities will be classified as available for sale or held to maturity. For liquidity reasons, management intends to designate all future purchases of securities as available for sale, therefore the ratio of available for sale securities to held to maturity securities will be magnified over the coming years.

The securities portfolio averaged $20,087,000 in 2001, a $1,635,000 decline from 2000's average balance of $21,722,000. The decline in the average balance is due to the Company investing a portion of the proceeds from maturities and calls in the loan portfolio. Details as to the amortized cost and estimated fair values of the Company's securities by type are presented in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this filing. At December 31, 2001, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent (10.0%) of shareholders' equity. The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 2001 is summarized in TABLE III.


====================================================================================================================================
                                    TABLE III
                         SECURITY MATURITY ANALYSIS (2)
                    (At amortized cost, dollars in thousands)

                                                               After One          After Five
                                             Within            But Within         But Within           After
                                            One Year           Five Years         Ten Years          Ten Years
                                        Amount   Yield(1)   Amount  Yield(1)   Amount  Yield(1)   Amount  Yield(1)
                                       -----------------------------------------------------------------------------
Securities Held to Maturity
U.S. Government agencies
   and corporations                      $ 1,985    4.1%   $   1,000   5.3%   $      -    0.0%   $      -    0.0%
State and political
   subdivisions                              250    4.8        3,089   4.7          371   4.7         470    5.8
                                       ----------          ----------         ----------         ---------
   Total                                 $ 2,235    4.2%   $   4,089   4.8%   $     371   4.7%   $    470    5.8%
                                       ==========          ==========         ==========         =========

Securities Available for Sale
U.S. Government agencies
   and corporations                      $ 2,223    4.1%   $   8,191   4.4%   $       -   0.0%   $      -    0.0%
                                       ==========          ==========         ==========         =========

(1) Weighted average yield presented without adjustment to a tax equivalent basis.
(2) Excludes equity securities, such as Federal Reserve Bank and Federal Home Loan Bank stock.

====================================================================================================================================

At year-end, the Company's investment in overnight positions, such as Federal funds sold and interest-bearing deposits held at other banks, was $2,152,000 in 2001 versus $18,000 in 2000. On average, the overnight position was $6,472,000 in 2001 compared to $517,000 in 2000. Additional liquidity in the form of these positions was warranted due to the increased liquidity demands, which included increased loan demand and transactional needs of the depositors. A portion of the growth in the average balance came from early calls experienced in the securities portfolio and from the deposit growth.

Loans
In 2001, loans increased $15,261,000, or 17.3%, to $103,638,000 from $88,377,000 at year-end 2000. Average loans outstanding increased from $82,446,000 in 2000 to $95,045,000 in 2001, an increase of $12,599,000 or 15.3%. A summary of the
Company's year-end loan balances by type is summarized in the following table (in thousands).


================================================================================

                                                                      Percent                       Percent of
                                                                      Increase                     Total Loans
                                                          2001       (Decrease)      2000        2001       2000
                                                      --------------------------------------------------------------
Commercial, financial and agricultural                $ 42,541          30.1%      $ 32,687      41.0%     37.0%
Real estate - construction                               1,163         131.7            502       1.1       0.5
Real estate - mortgage                                  44,399          15.9         38,312      42.9      43.4
Installment                                             13,236          (6.0)        14,083      12.8      15.9
Other                                                    2,299         (17.7)         2,793       2.2       3.2
                                                      --------------------------------------------------------------
   TOTAL LOANS                                        $103,638          17.3%      $ 88,377     100.0      100.0
                                                      ==============================================================

====================================================================================================================================

Loan demand remained steady throughout 2001, particularly with the commercial and real estate mortgage portfolios. The increased demand was due in part to easing of interest rates during 2001. Additionally, most of the loan growth has come from the Company's primary market area - Greenbrier County, West Virginia. This market, which accounts for approximately 79% of the total loan portfolio, has experienced new ownership of various competitors by both in-state and out-of-state institutions over the past few years. The Company has capitalized on the operational and pricing differences that have transpired, and as a result, has experienced growth due to the migration of customers from its competitors. Loan demand in this market is not expected to be as healthy in 2002; however, penetration into the Covington, Virginia market is expected to mitigate a portion of the slower demand. Additionally, key personnel acquisitions in all three markets coupled with the continuing marketing and sales campaigns should assist in garnering additional market share.

A summary of loan maturities by loan type as of December 31, 2001 is included in
Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Allowance for Loan Losses and Risk Elements
At December 31, 2001 and 2000, the allowance for loans losses of $837,000 and $619,000 represented 0.81% and 0.70% of gross loans, respectively, and was considered adequate to cover inherent losses in the subsidiary bank's loan portfolio as of the respective evaluation date. The allowance for loan losses is maintained at a level considered adequate to provide for inherent losses that can be reasonably estimated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Company's management, on a quarterly basis, performs a comprehensive loan evaluation, which encompasses the identification of all potential problem credits that are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, detail reviews of specific loans for collectibility, performance and collateral protection are performed. A grade is assigned to the individual loans reviewed utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank's primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses.

As more fully explained in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this filing, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan's original effective interest rate or, alternatively, at the loan's observable market price, or at the fair value of the loans' collateral if the loan is collateral dependent. At December 31, 2001, the Company had $294,000 in loans classified as impaired, all of which were on nonaccrual. The related allowance for loss allocated to the impaired loans at December 31, 2001 was approximately $16,000. The Company's average investment in impaired loans was $306,000 for 2001 versus $618,000 in 2000.

The allocated portion of the subsidiary bank's allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. The unallocated portion is for inherent losses that may exist as of the evaluation date, but which have not been specifically identified by the processes used to establish the allocated portion due to inherent imprecision in the objective process of identification. Although the unallocated portion is a minor portion of the allowance for loan losses, it is, nonetheless, subjective and requires judgment based on various qualitative factors in the loan portfolio and the market in which the Company operates. At December 31, 2001 and 2000, the unallocated portion of the allowance approximated $25,000 and $56,000 or 3.0% and 9.0% of the total allowance, respectively. In addition to loan performance factors discussed above (e.g. new loan volume, past due performance and charge-off history), management evaluates national and local economic conditions, which may impact future performance of the loan portfolios. High unemployment and an increasing trend in bankruptcies in the Company's primary lending area have warranted additional consideration by management in evaluating estimated loss factors. Because the Company's primary market area is predominantly rural, these factors tend to be magnified in economic downturns. As a result of the evaluation of the subjective factors, management has adjusted the historical loss experience to better reflect losses that are inherent in the portfolio. Management believes that the current allowance is sufficient to cover any potential losses in the current loan portfolio. An allocation of the allowance for loan losses to specific loan categories is presented in TABLE IV.

====================================================================================================================================
                                    TABLE IV
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                                  2001                     2000                      1999
                                        ------------------------- ------------------------ -------------------------
                                                     Portfolio                 Portfolio                 Portfolio
                                                        As a                     As a                      As a
                                                      Percent                   Percent                   Percent
                                                      of Total                 of Total                  of Total
                                          Amount       Loans         Amount      Loans        Amount       Loans
                                        ------------------------- ------------------------ -------------------------

Commercial, financial,
   and agricultural                     $    564        41.0%      $    202       37.0%    $     263       41.2%
Real estate - construction                     1         1.1              1        0.5             1        1.9
Real estate - mortgage                       123        42.9            205       43.4           311       41.8
Installment                                  107        12.8            150       15.9           158       12.1
Other                                         17         2.2              5        3.2             5        3.0
Unallocated                                   25           -             56          -            26          -
                                        ------------------------- ------------------------ -------------------------
                                        $     837       100.0%        $  619     100.0%     $     764      100.0%
                                        ========================= ======================== =========================

====================================================================================================================================

Loan charge-offs, net of recoveries, for 2001 were $38,000 compared to $217,000 and $102,000 in 2000 and 1999, respectively. Expressed as a percentage of average loans outstanding, net loan charge-offs were 0.04%, 0.26% and 0.14% during 2001, 2000 and 1999, respectively. See Note 5 of the Notes to the Consolidated Financial Statements for an analysis of the activity in the Company's allowance for loan losses in 2001, 2000 and 1999.


The following table presents a summary of the Company's nonperforming assets and accruing loans past due 90 days or more at December 31, 2001, 2000 and 1999 (in thousands).

====================================================================================================================================

                                                                                 December 31,
                                                                  2001                2000              1999
                                                           ---------------------------------------------------------
Nonperforming assets
   Nonaccrual loans                                         $            294    $         123       $          -
   Other real estate owned                                               796            1,013                883
   Restructured loans                                                      -                -                  -
                                                           ---------------------------------------------------------
           Total nonperforming assets                       $          1,090    $       1,136       $        883
                                                           =========================================================
   As a percentage of outstanding loans                                 1.1%             1.3%                1.2%
                                                           =========================================================
   Accruing loans past due 90 days or more                  $             -     $          -        $          -
                                                           =========================================================

====================================================================================================================

The Company classifies a loan as nonaccrual when the full collection of principal and interest is unlikely or when the loan is past due 90 or more days, unless the loan is adequately secured and in the process of collection. If interest on nonaccrual loans had been accrued in accordance with the original loan terms, such income would have approximated $37,000, $17,000 and $13,000 in 2000, 1999 and 1998, respectively. No income was recognized on such loans during 2001, 2000 or 1999.

At December 31, 2001, other real estate owned consisted of commercial property that was originally foreclosed on in May 1998. As more fully discussed in Note 5 of the Consolidated Financial Statements include in Item 8 of this filing, the carrying amount of the property has been reduced by rental payments received on the property. In August, the lessee terminated the lease agreement and the property is currently vacant. Management is actively pursuing the sale of the property. In the interim, the Company will incur some holding costs associated with the property; however, these costs are not expected to be material.

Deposits
Total deposits increased 18.7% to $114,620,000 as of December 31, 2001, from $96,525,000 at December 31, 2000. Similarly, average total deposits increased from $91,173,000 as of December 31, 2000 to $108,847,000 at December 31, 2001,
an increase of 19.4%. A summary of the Company's average deposits by product follows (in thousands):

====================================================================================================================================
                           SUMMARY OF AVERAGE DEPOSITS


                                                   2001         2000
                                              -------------------------
Demand deposits                                  $ 28,210     $ 25,650
Savings                                            43,362       36,860
Certificates of deposits                           37,275       28,663
                                              -------------------------
   Total                                         $108,847     $ 91,173
                                              =========================

====================================================================================================================================

As reported in the above table, the Company has experienced growth across all deposit products. The overall growth is the result of various factors including:
(1) the implementation of a deposit growth strategy to fund the increased loan demand, (2) the unfavorable stock market conditions and (3) the continued migration of customers from local competitors due to reasons more fully discussed in the loan section above. By entering the Covington, Virginia market, the Company expects to build on its growth by forging new deposit relationships in 2002. Details relative to the maturities of and interest expense on time certificates of deposit of $100,000 or more are presented in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Short-term borrowings
The Company's short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased and short-term advances from the Federal Home Loan Bank ("FHLB"). At December 31, 2001, short-term borrowings totaled $3,401,000 compared to $5,909,000 at December 31, 2000. On average, the Company's utilization of these arrangements was $5,984,000 in 2001 compared to $7,241,000 in 2000. A $3,000,0000 advance from the FHLB that was outstanding at December 31, 2000 matured in August 2001, which accounted for the decline in average balance. As reported in the loan and deposit sections above, the deposit growth has held pace with the loan growth for much of the year, and that has reduced the need for short-term fundings. For more information on short-term borrowings refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

Capital Resources
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Over the past two years, the Company's average total shareholders' equity expressed as a percentage of average total assets remained strong at 8.9% and 9.8% for 2001 and 2000, respectively. This ratio has decreased over the past two years due to the significant asset growth realized by the Company over this time period. In addition, the dividend payout ratios have increased over the past two years, which have limited the growth of capital. Because of the sizeable investment of capital in the Covington, Virginia market and as a means to support future asset growth, the Company will maintain dividends at current levels to preserve capital. Therefore, 2002 dividends are expected to approximate 2001 amounts.

The Company's subsidiary bank is subject to minimum regulatory risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this filing. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 2001, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.

====================================================================================================================================
                            RISK-BASED CAPITAL RATIOS

                                                                      Minimum
                                                         Actual      Requirement
                                                       ------------ ---------------
Total risk-based capital ratio                           12.40%         8.00%
Tier 1 risk-based capital ratio                          11.52%         4.00%
Leverage ratio                                            8.29%         3.00%

====================================================================================================================================

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

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company's assets and liabilities re-price more frequently than those of non-banking entities. The Company's policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company's financial instruments to their estimated fair value as of December 31, 2001 is disclosed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this filing.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity and Interest Rate Risk Management
Liquidity reflects The Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, interest-bearing deposits with other banks and Federal funds sold, which measured $5,721,000 at December 31, 2001. The Company also has available various lines of credit with correspondent financial institutions of more than $43,000,000. The Company's liquidity position is monitored continuously to ensure that day-to-day as well as anticipated long-term funding needs are met. Further enhancing the Company's liquidity is the availability of approximately $4,457,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $8,184,000 classified as available for sale that may be liquidated should an unforeseen need for liquidity arise. Management is not aware of any other trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest-bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. Company's Risk Management Committee, which is comprised of directors and management, meets on a regular basis to review the Company's sources and uses of funds for the succeeding (30), (60) and (90) day time frames. In addition, projected balance sheets for the succeeding (12) month time frame are prepared and reviewed in order to ensure that liquidity is within policy guidelines, and if not, that appropriate strategies are formulated, implemented and measured for effectiveness in order to bring liquidity risk within policy guidelines. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change in the Company's liquidity.

The following table represents the results of the Company's interest sensitivity simulation analysis as of December 31, 2001 and 2000. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.

====================================================================================================================================

                                              Annualized
                                            Hypothetical %
                                            Change in Net
                                           Interest Income
Interest Rate Scenario                    2001        2000
-----------------------------------    -------------------------
Up 300 Basis Points                        -12.9%    -15.4%
Up 100 Basis Points                        - 4.8     - 5.1
Down 100 Basis Points                        4.8       5.1
Down 300 Basis Points                        9.8      13.0

====================================================================================================================================

As of year-end 2001, a sharp increase or decrease in interest rates would have a significant impact on the Company's earnings. Modest changes in the interest rate environment, would not have as dramatic an impact.

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



                         Report of Independent Auditors



Board of Directors and Shareholders
First National Bankshares Corporation

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statements of income, shareholders' equity and cash flows of the Company for the year ended December 31, 1999, were audited by other auditors whose report dated February 4, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Bankshares Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Charleston, West Virginia
February 18, 2002



                      FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                   2001                  2000
                                                                           -------------------   -------------------
                                  ASSETS
Cash and due from banks                                                     $      3,569,614      $      2,034,560
Federal funds sold                                                                    13,000                 1,000
Interest-bearing deposits with other banks                                         2,138,601                16,718
Securities available for sale at estimated fair value
   (amortized cost of $11,141,227 and $9,713,199)                                 11,161,171             9,645,230
Securities held to maturity (estimated fair value
   of $7,290,628 and $11,348,441)                                                  7,165,447            11,351,137
Loans, less allowance for loan losses of $837,436 and
   $618,656                                                                      102,800,646            87,758,799
Premises and equipment, net                                                        2,456,403             1,536,567
Accrued interest receivable                                                          711,937               937,375
Other real estate owned                                                              795,826             1,013,496
Other assets                                                                         506,816               579,831
                                                                           -------------------   -------------------
      Total assets                                                          $    131,319,461      $    114,874,713
                                                                           ===================   ===================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Noninterest-bearing                                                      $     15,535,851      $     11,146,615
   Interest-bearing                                                               99,083,772            85,378,554
                                                                           -------------------   -------------------
      Total deposits                                                             114,619,623            96,525,169
Short-term borrowings                                                              3,400,858             5,908,704
Other liabilities                                                                  1,035,334               996,462
Long-term borrowings                                                                 442,033               458,117
                                                                           -------------------   -------------------
      Total liabilities                                                          119,497,848           103,888,452
                                                                           -------------------   -------------------

Shareholders' equity
Common stock, $1.00 par value, authorized 10,000,000 shares,
   issued 981,780 and 971,265, respectively                                          981,780               971,265
Capital surplus                                                                    1,188,006             1,089,453
Retained earnings                                                                  9,639,661             8,967,004
Accumulated other comprehensive income                                                12,166               (41,461)
                                                                           -------------------   -------------------
      Total shareholders' equity                                                  11,821,613            10,986,261
                                                                           -------------------   -------------------
      Total liabilities and shareholders' equity                            $    131,319,461      $    114,874,713
                                                                           ===================   ===================










                 See Notes to Consolidated Financial Statements


                      FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For The Years Ended December 31, 2001, 2000 and 1999


                                                                   2001               2000               1999
                                                              ----------------   ----------------   ----------------
Interest income
   Interest and fees on loans                                  $   7,969,213      $    7,453,061     $    6,158,358
   Interest and dividends on securities:
      Taxable                                                        867,763           1,131,623          1,148,635
      Tax-exempt                                                     159,922             145,203            163,536
   Interest on Federal funds sold and interest-
      bearing deposits                                               227,470              30,733            236,049
                                                              ----------------   ----------------   ----------------
         Total interest income                                     9,224,368           8,760,620          7,706,578
                                                              ----------------   ----------------   ----------------
Interest expense
   Deposits                                                        3,840,931           3,628,942          3,076,961
   Short-term borrowings                                             256,292             422,295             55,147
   Long-term borrowings                                               26,340              27,258            257,596
                                                              ----------------   ----------------   ----------------
         Total interest expense                                    4,123,563           4,078,495          3,389,704
                                                              ----------------   ----------------   ----------------
         Net interest income                                       5,100,805           4,682,125          4,316,874
Provision for loan losses                                            256,500              72,500            100,000
                                                              ----------------   ----------------   ----------------

         Net interest income after provision                       4,844,305           4,609,625          4,216,874
            for loan losses
                                                              ----------------   ----------------   ----------------
Noninterest income
   Service fees                                                      442,739             293,789            300,226
   Securities (losses)                                                     -              (3,440)              (517)
   Loan origination fees on secondary market loans                   128,235              10,746             10,476
   Other income                                                       86,025             131,230            144,525
                                                              ----------------   ----------------   ----------------
         Total noninterest income                                    656,999             432,325            454,710
                                                              ----------------   ----------------   ----------------
Noninterest expense
   Salaries and employee benefits                                  1,823,007           1,700,934          1,603,221
   Net occupancy expense                                             305,343             269,917            269,737
   Equipment rental, depreciation and maintenance                    332,070             277,527            279,937
   Data processing                                                   283,317             226,945            183,192
   Advertising                                                        94,392              92,063             67,339
   Professional and legal                                            127,840             126,918             96,862
   Directors' fees and shareholder expenses                          105,957             110,554            107,860
   Stationery and supplies                                           112,148              83,341             80,316
   Other operating expenses                                          544,833             515,746            486,961
                                                              ----------------   ----------------   ----------------
         Total noninterest expense                                 3,728,907           3,403,945          3,175,425
                                                              ----------------   ----------------   ----------------
Income before income taxes                                         1,772,397           1,638,005          1,496,159
Income tax expense                                                   572,693             537,912            494,543
                                                              -----------------  ----------------   ----------------
Net income                                                     $   1,199,704      $    1,100,093     $    1,001,616
                                                              =================  ================   ================
Basic earnings per common share                                $        1.23      $         1.14     $         1.04
                                                              =================  ================   ================
Diluted earnings per common share                              $        1.22      $         1.13     $         1.03
                                                              =================  ================   ================





                 See Notes to Consolidated Financial Statements


                      FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                                        Accumulated
                                                                                           Other            Total
                                                Common      Capital       Retained     Comprehensive    Shareholders'
                                                Stock       Surplus       Earnings         Income          Equity
                                             --------------------------------------------------------------------------

Balance, December 31, 1998                    $  964,515  $ 1,019,053   $  7,769,966  $         (6,576) $   9,746,958
Comprehensive income:
   Net income                                                              1,001,616                        1,001,616
   Other comprehensive income, net of
      deferred income tax benefit of
      $125,739:
         Unrealized gains on securities                                                       (196,668)      (196,668)
                                                                                                       ----------------
            Total comprehensive income                                                                        804,948
Cash dividends declared on common
   stock ($0.42 per share)                                                  (401,238)                        (401,238)
                                             --------------------------------------------------------------------------

Balance, December 31, 1999                       964,515    1,019,053      8,370,344          (203,244)    10,150,668
Comprehensive income:
   Net income                                                              1,100,093                        1,100,093
   Other comprehensive income, net of
      deferred income tax of $103,435:
         Unrealized gains on securities                                                        161,783        161,783
                                                                                                       ----------------
            Total comprehensive income                                                                      1,261,876
Cash dividends declared on common
   stock ($0.52 per share)                                                  (503,433)                        (503,433)
Issued 6,750 shares of common stock
   pursuant to stock option plans                  6,750       70,400                                          77,150
                                             --------------------------------------------------------------------------


Balance, December 31, 2000                       971,265    1,089,453      8,967,004           (41,461)    10,986,261
Comprehensive income:
   Net income                                                              1,199,704                        1,199,704
   Other comprehensive income, net of
      deferred income tax of $34,286
         Unrealized gains on securities                                                         53,627         53,627
                                                                                                       ----------------
            Total comprehensive income                                                                      1,253,331
Cash dividends declared on common
   stock ($0.54 per share)                                                  (527,047)                        (527,047)
Issued 10,515 shares of common stock
   pursuant to stock option plans                 10,515       98,553                                         109,068
                                             --------------------------------------------------------------------------

Balance, December 31, 2001                    $  981,780  $ 1,188,006   $  9,639,661  $         12,166  $  11,821,613
                                             ==========================================================================





                 See Notes to Consolidated Financial Statements


                      FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                         2001             2000            1999
                                                                 ---------------------------------------------------
Cash Flows From Operating Activities
Net income                                                         $      1,199,704 $    1,100,093  $    1,001,616
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                         243,871        219,412         233,179
      Loss (gain) on disposal of premises and equipment                       1,184              -          (5,331)
      (Gain) loss on sale of other assets                                    (4,188)         4,000               -
      Provision for loan losses                                             256,500         72,500         100,000
      Deferred income (benefit) tax                                         (21,747)        11,707           8,314
      Accretion of security discounts, net                                 (103,466)       (17,072)       (180,938)
      Securities losses, net                                                      -          3,440             517
      Decrease (increase) in accrued interest receivable                    225,438       (210,507)       (124,577)
      Decrease (increase) in other assets                                    58,570        (75,931)        (26,293)
      Increase (decrease) in other liabilities                               56,720         15,557         (45,905)
                                                                 ---------------------------------------------------
Net cash provided by operating activities                                 1,912,586      1,123,199         960,582
                                                                 ---------------------------------------------------

Cash Flows From Investing Activities
Net (increase) decrease in interest-bearing deposits
   with other banks                                                      (2,121,883)           774         (17,492)
Proceeds from maturities and calls of securities held
   to maturity                                                          109,805,000      1,011,560       5,980,516
Proceeds from  maturities  and calls of securities
   available for sale                                                    22,260,000      2,500,000       9,499,035
Purchases of securities held to maturity                               (105,488,780)      (851,025)     (8,721,753)
Purchases of securities available for sale                              (23,715,092)      (501,590)    (11,910,494)
Net increase in loans                                                   (15,298,347)   (13,767,659)     (5,720,409)
Purchases of premises and equipment                                      (1,167,755)       (60,644)        (95,111)
Proceeds from sale of bank premises and equipment                             4,770              -          20,000
Proceeds from sales of other assets                                         204,188         24,000               -
Lease payments collected on other real estate owned                          17,670         42,000          19,504
                                                                 ---------------------------------------------------
Net cash used in investing activities                                   (15,500,229)   (11,602,584)    (10,946,204)
                                                                 ---------------------------------------------------














                                   (Continued)



                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                         2001            2000             1999
                                                                 --------------------------------------------------

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, NOW
   and savings accounts                                                 19,239,903      (2,287,663)     11,902,587
Net increase in time deposits                                           (1,145,449)      9,680,988      (3,992,070)
Proceeds from issuance of common stock pursuant to
   stock option plans                                                      109,068          77,150               -
Net (decrease) increase in short-term borrowings                        (2,507,846)      1,796,125       3,161,845
Principal payments on long-term borrowings                                 (16,084)        (15,171)     (5,014,310)
Dividends paid                                                            (544,895)       (482,995)       (341,438)
                                                                 ---------------------------------------------------
Net cash provided by financing activities                               15,134,697       8,768,434       5,716,614
                                                                 ---------------------------------------------------

Increase (decrease) in cash and cash equivalents                         1,547,054      (1,710,951)     (4,269,008)

Cash and cash equivalents:
Beginning                                                                2,035,560       3,746,511       8,015,519
                                                                 ---------------------------------------------------
Ending                                                           $       3,582,614  $    2,035,560  $    3,746,511
                                                                 ===================================================

Supplemental Disclosures of Cash Flow Information
Cash payments for:
   Interest                                                      $       4,218,851  $    3,998,842  $    3,461,886
                                                                 ===================================================
   Income taxes                                                  $         730,499  $      602,362  $      491,429
                                                                 ===================================================

Supplemental Schedule of Noncash Investing and
   Financing Activities
Other real estate acquired in settlement of loans                $               -  $      200,000  $       28,000
                                                                 ===================================================
Dividends declared and unpaid                                    $         147,267  $      165,115  $      144,677
                                                                 ===================================================



















                 See Notes to Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of business: First National Bankshares Corporation (the "Company") is a holding company, which provides financial products and services through its wholly owned subsidiaries First National Bank and FNB Insurance, LLC. First National Bank is a commercial bank with operations in Greenbrier and Kanawha Counties of West Virginia and Alleghany County in Virginia. The Bank provides retail and commercial loans and deposit and trust services primarily to customers in Greenbrier, Kanawha and surrounding counties. FNB Insurance, LLC was organized on September 27, 2000, for the purpose of investing in ProServ, LLC, an insurance agency operating in the State of West Virginia selling property and casualty insurance. Along with other investors, FNB Insurance, LLC will share in the results of ProServ, LLC. In February 2001, the Company opened a loan production office, FNB Mortgage Center, in Covington, Virginia. The office specializes in originating secondary market mortgage loans for a third party mortgage lender. In August 2001, the Company received regulatory approval to open a full-service branch in Covington. Construction of the facility was completed in January 2002 and the facility opened on February 4, 2002.

The Company's only defined business segment is community banking. As a community bank, the Company offers its customers a full range of products through traditional branches, ATMs, and personal computers.

Principles of consolidation: The accounting and reporting policies of First National Bankshares Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within their respective industries. The accompanying consolidated financial statements include the accounts of First National Bankshares Corporation and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Unearned interest on discounted loans is amortized to income over the life of the loans, using methods, which approximate the interest method. For all other loans, interest is accrued daily on the outstanding balances. The allowance for loan losses is maintained at a level considered adequate to absorb probable losses inherent in the loan portfolio. Provisions charged to operating expense and reduced by net charge-offs increase the allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Generally, after management's evaluation, loans are placed on nonaccrual status when principal or interest is greater than 90 days past due based upon the loan's contractual terms. Interest is accrued daily on impaired loans unless the loan is placed on nonaccrual status. Impaired loans are placed on non-accrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accrued and not collected in the current year is reversed and interest accrued and not collected from the prior year is charged to the allowance for loan losses. Interest on nonaccrual loans is recognized primarily using the cost-recovery method, whereby no income will be recognized until the entire principal balance is collected.

Loan fees and costs: Loan origination and commitment fees and direct loan origination costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results, which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

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

Other real estate: Other real estate consists of real estate held for resale that was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at fair value with any write-down being charged to the allowance for loan losses. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are insignificant and are charged to operating expenses. Gains and losses on the sale of these properties are credited or charged to operating income in the year of the transactions.

Income taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 39% effective tax rate.

Earnings per share: Basic earnings per common share are computed based upon the weighted average shares outstanding. The weighted average number of shares outstanding was 975,690, 966,823 and 964,515 for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted per share amounts assume the conversion, exercise or issuance of all stock options. The dilutive impact of stock options was 5,525 shares in 2001, 5,752 shares in 2000, and 5,484 shares in 1999.

Stock options: The Company's stock option plan covers certain key employees and is accounted for under the intrinsic value method. Because the exercise price of the option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k)  plan:  The  subsidiary  bank  sponsors  a  401(k)  plan,   which  covers
substantially all employees. Bank contributions to the plans are charged to expense.

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

Reclassifications: Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to current year classifications.

Emerging accounting standards:
-----------------------------

Accounting for Transfers and Servicing of Financial Assets and Liabilities

Effective April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities" ("SFAS No. 140"). SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures concerning transferred assets and collateral. The impact of adopting SFAS No. 140 was not significant to the Company's financial position, results of operations or cash flows.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. The new standard significantly changed the accounting treatment for derivatives the Company may use in asset and liability management activities. The adoption had no impact on the Company's balance sheet or its income statement because the Company did not hold any financial instruments that qualified as derivatives.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The impact of adopting SFAS No. 141 and 142 had no impact on the Company's financial position or net income.

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company currently believes that the impact, if any, of adopting this statement will not be significant to its financial position and net income.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Securities

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2001 and 2000, are summarized as follows:

                                                                         December 31, 2001
                                                 -------------------------------------------------------------------
                                                                                                       Carrying
                                                                                                         Value
                                                    Amortized       Unrealized       Unrealized       (Estimated
                                                      Cost            Gains            Losses         Fair Value)
                                                 -------------------------------------------------------------------
Available for Sale
Taxable:
   U.S. Government agencies and corporations      $   10,413,710  $        62,436  $         42,009  $   10,434,137
   Federal Reserve Bank stock                             56,650                -                 -          56,650
   Federal Home Loan Bank stock                          646,100                -                 -         646,100
   Other equities                                         22,517                -               483          22,034
                                                 -------------------------------------------------------------------
      Total taxable                                   11,138,977           62,436            42,492      11,158,921
Tax-exempt:
   Federal reserve bank stock                              2,250                -                 -           2,250
                                                 -------------------------------------------------------------------
      Total securities available for sale         $   11,141,227  $        62,436  $         42,492  $   11,161,171
                                                 ===================================================================

                                                                         December 31, 2001
                                                 -------------------------------------------------------------------
                                                    Carrying
                                                      Value                                            Estimated
                                                   (Amortized       Unrealized       Unrealized          Fair
                                                      Cost)           Gains            Losses            Value
                                                 -------------------------------------------------------------------
Held to maturity:
Taxable:
   U.S. Government agencies and corporations      $    2,984,833  $        41,666  $              -  $    3,026,499
   State and political subdivisions                      470,000           14,509                 -         484,509
                                                 -------------------------------------------------------------------
      Total taxable                                    3,454,833           56,175                 -       3,511,008
Tax-exempt
   State and political subdivisions                    3,710,614           70,212             1,206       3,779,620
                                                 -------------------------------------------------------------------
      Total securities held to maturity           $    7,165,447  $       126,387  $          1,206  $    7,290,628
                                                 ===================================================================




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         December 31, 2000
                                                 -------------------------------------------------------------------
                                                                                                       Carrying
                                                                                                         Value
                                                    Amortized       Unrealized       Unrealized       (Estimated
                                                      Cost            Gains            Losses         Fair Value)
                                                 -------------------------------------------------------------------
Available for Sale
Taxable:
   U.S. Government agencies and corporations      $    8,999,276 $              -  $         67,486  $    8,931,790
   Federal Reserve Bank stock                             56,650                -                 -          56,650
   Federal Home Loan Bank stock                          646,100                -                 -         646,100
   Other equities                                          8,923                -               483           8,440
                                                 -------------------------------------------------------------------
      Total taxable                                    9,710,949                -            67,969       9,642,980
Tax-exempt
   Federal reserve bank stock                              2,250                -                 -           2,250
                                                 -------------------------------------------------------------------
      Total securities available for sale         $    9,713,199 $              -  $         67,969  $    9,645,230
                                                 ===================================================================

Held to maturity:
Taxable:
   U.S. Government agencies and corporations      $    7,600,000 $          5,080  $         32,650  $    7,572,430
   State and political subdivisions                      485,000                -             7,052         477,948
                                                 -------------------------------------------------------------------
      Total taxable                                    8,085,000            5,080            39,702       8,050,378
Tax-exempt
   State and political subdivisions                    3,266,137           32,056               130       3,298,063
                                                 -------------------------------------------------------------------
      Total securities held to maturity           $   11,351,137 $         37,136  $         39,832  $   11,348,441
                                                 ===================================================================

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities, which are included in securities available for sale in the accompanying, consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

The maturities, amortized cost and estimated fair values of securities at December 31, 2001, are summarized as follows:

                                                         Held To Maturity                 Available for Sale
                                                 --------------------------------- ---------------------------------
                                                                     Estimated                         Estimated
                                                    Amortized          Fair           Amortized          Fair
                                                      Cost             Value            Cost             Value
                                                 ---------------- ---------------- ---------------- ----------------

Due within 1 year                                $     2,234,833  $     2,244,970  $     2,222,600  $     2,249,721
Due after 1 but within 5 years                         4,089,336        4,186,452        8,191,110        8,184,416
Due after 5 but within 10 years                          371,278          374,697                -                -
Due after 10 years                                       470,000          484,509                -                -
Equity securities                                              -                -          727,517          727,034
                                                 ---------------- ---------------- ---------------- ----------------
                                                 $     7,165,447  $     7,290,628  $    11,141,227  $    11,161,171
                                                 ================ ================ ================ ================

At December 31, 2001 and 2000, securities with amortized costs of $10,818,543 and $11,800,000, respectively, with estimated fair values of $10,895,101 and $11,737,785, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Loans

Loans are summarized as follows:

                                                                                   2001                 2000
                                                                            -------------------- -------------------

Commercial, financial and agricultural                                       $      42,540,798     $     32,686,861
Real estate - construction                                                           1,163,417              502,089
Real estate - mortgage                                                              44,399,052           38,311,909
Installment loans to individuals                                                    13,236,237           14,082,820
Other                                                                                2,298,578            2,793,776
                                                                            -------------------- -------------------
   Total loans                                                                     103,638,082           88,377,455
Less allowance for loan losses                                                         837,436              618,656
                                                                            -------------------- -------------------
   Loans, net                                                                $     102,800,646     $     87,758,799
                                                                            ==================== ===================

Included in the net balance of loans are nonaccrual loans amounting to $294,452 and $122,900 at December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been recognized under the original terms of the loans, such income would have approximated $37,021, $16,524 and $12,785 for the years ended
December 31, 2001, 2000, and 1999, respectively. No income was recognized on such loans during 2001, 2000 or 1999.

The following represents contractual maturities of loans at December 31, 2001:

                                                                            After 1 But
                                                    Within 1 Year          Within 5 Years         After 5 Years
                                                ----------------------  --------------------- ----------------------
Commercial, financial and
   Agricultural                                  $        18,780,842     $       20,025,763     $        3,734,193
Real estate - construction                                 1,163,417                      -                      -
Aggregate of remaining loan portfolio                     21,367,194             13,980,354             24,586,319
                                                ----------------------  --------------------- ----------------------
      Total                                      $        41,311,453     $       34,006,117     $       28,320,512
                                                ======================  ===================== ======================
Loans due after one year with:
   Variable rates                                $        39,921,900
   Fixed rates                                            22,182,328
                                                ----------------------
      Total                                      $        62,104,228
                                                ======================

Concentrations   of  credit  risk:  The  subsidiary   bank  grants   commercial,
residential and consumer loans to customers primarily located in Greenbrier and Kanawha Counties of West Virginia.

Loans to related parties: The subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In the opinion of management, all such loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents the activity with respect to related party loans aggregating $60,000 or more to any one related party:

                                                 2001               2000
                                         ------------------- ------------------

Balance, beginning                         $     2,378,084    $     1,675,456
Additions                                        1,543,717          1,467,358
Amounts collected                               (1,712,731)          (764,730)
                                         ------------------- ------------------
Balance, ending                            $     2,209,070    $     2,378,084
                                         =================== ==================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                     2001               2000              1999
                                              ----------------- ------------------ -----------------

Balance, beginning of year                      $      618,656    $      763,523     $      765,542
Losses:
   Commercial, financial and agricultural                7,342             9,600            203,708
   Real estate - mortgage                                    -           176,926              3,576
   Installment                                          48,796            66,615             83,244
                                              ----------------- ------------------ -----------------
      Total                                             56,138           253,141            290,528
Recoveries:
   Commercial, financial and agricultural                    -                 -            138,156
   Installment                                          18,418            35,774             50,353
                                              ----------------- ------------------ -----------------
     Total                                             18,418            35,774            188,509
                                              ----------------- ------------------ -----------------
   Net losses                                           37,720           217,367            102,019
   Provision for loan losses                           256,500            72,500            100,000
                                              ----------------- ------------------ -----------------
Balance, end of year                            $      837,436    $      618,656     $      763,523
                                              ================= ================== =================

The Company's total recorded investment in impaired loans at December 31, 2001 and 2000 approximated $294,452 and $231,798, respectively, for which the related allowance for loan losses approximated $16,000 and $13,750, respectively. The Company's average investment in such loans approximated $306,334, $618,024 and $282,436 for the years ended December 31, 2001, 2000 and 1999. All impaired loans at December 31, 2001 and 2000 were collateral dependent and, accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan. For the years ended December 31, 2001, 2000 and 1999, the Company recognized $23,807, $38,247 and $23,046 in interest income on impaired loans.

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

Note 5.  Other Real Estate Acquired in Settlement of Loans

In 1999 the Company entered into an agreement to lease the commercial property it had acquired via foreclosure and currently holds in other real estate. The terms of the lease called for the lessee to make monthly payments of $3,500, which were being accounted for under the cost recovery method as reductions in the carrying value of the property. Total lease payments received for the years ended December 31, 2001, 2000 and 1999 totaled $17,670, $42,000 and $19,504.

In accordance with the lease agreement and at the option of the lessee, the lease agreement was terminated in October 2001. The property is currently vacant and the Company is actively pursuing a buyer or a lessee for the property.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

                                                                                2001                  2000
                                                                        --------------------- ----------------------

Land                                                                      $         554,273      $         298,361
Building and improvements                                                         1,640,205              1,588,288
Furniture and equipment                                                           2,092,996              2,074,584
Construction in process                                                             542,112                      -
                                                                        --------------------- ----------------------
                                                                                  4,829,586              3,961,233
Less accumulated depreciation                                                     2,373,183              2,424,666
                                                                        --------------------- ----------------------
Bank premises and equipment, net                                          $       2,456,403      $       1,536,567
                                                                        ===================== ======================

Depreciation expense for the years ended December 31, 2001, 2000 and 1999, totaled $241,965, $219,412 and $233,179, respectively.

At December 31, 2001, the Company had incurred construction costs and equipment procurement outlays totaling $542,113, all of which, relate to a new full-service branch facility being built in Covington, Virginia. The total cost of the project is approximately $725,000, which includes the cost of the building and the furniture and fixtures. The facility opened on February 4, 2002.

Note 7. Deposits

The following is a summary of  interest-bearing  deposits by type as of December
31:


                                                                                2001                   2000
                                                                        ---------------------  ---------------------

Interest-bearing demand deposits                                          $      15,779,572      $      13,383,876
Savings deposits                                                                 49,326,264             36,871,293
Certificates of deposit                                                          33,977,936             35,123,385
                                                                        ---------------------  ---------------------
   Total                                                                  $      99,083,772      $      85,378,554
                                                                        =====================  =====================

Time certificates of deposit in denominations of $100,000 or more totaled $7,074,563 and $7,371,880 at December 31, 2001 and 2000, respectively. Interest paid on time certificates of deposit in denominations of $100,000 or more was $474,126, $314,791 and $265,258 for the years ended December 31, 2001, 2000 and
1999, respectively.

The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of December 31, 2001:

                                                                               Amount                  Percent
                                                                        ---------------------     ------------------

Three months or less                                                       $       1,371,557             19.4%
Three through six months                                                           1,232,223             17.4%
Six through twelve months                                                          3,457,216             48.9%
Over twelve months                                                                 1,013,567             14.3%
                                                                        ---------------------     ------------------
   Total                                                                   $       7,074,563            100.0%
                                                                        =====================     ==================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the maturities of certificates of deposit as of December 31, 2001, follows:

   Year                                   Amount
-----------                         --------------------

   2002                              $     27,197,893
   2003                                     4,601,697
   2004                                     1,648,054
   2005                                        56,708
   2006                                       473,584
                                    --------------------
                                     $     33,977,936
                                    ====================

The Bank has, and expects to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In management's opinion, these deposits and transactions were on the same terms as those for comparable deposits and transactions with nonrelated parties. Aggregate deposit and related balances (principally repurchase agreements) with related parties for the years ended December 31, 2001 and 2000, were $1,543,234 and $1,617,287.

Note 8.  Other Borrowings

Short-term borrowings: During 2001 and 2000, the Company's short-term borrowings
consisted  of  securities  sold  under  agreements  to  repurchase   (repurchase
agreements),  Federal funds  purchased  from other  financial  institutions  and short-term advances from the Federal Home Loan Bank.

                                                  2001                                      2000
                               ------------------------------------------------------------------------------------
                                                Federal      Short-term                    Federal     Short-term
                                 Repurchase      Funds       Advances-     Repurchase       Funds       Advances-
                                 Agreements    Purchased        FHLB       Agreements     Purchased       FHLB
                               -------------------------------------------------------------------------------------
Outstanding at year end        $    3,400,858  $         -  $           -  $  2,672,704  $    236,000  $  3,000,000
Weighted average interest
   rate at December 31                  2.36%            -              -         4.94%         6.63%         6.69%
Maximum amount outstanding
   at any month end                17,956,394      244,000      3,000,000     5,093,377     9,025,000     3,000,000
Average daily amount
outstanding                         4,123,240       28,175      1,832,877     3,181,469     2,887,305     1,172,131
Weighted average interest rate          3.89%        5.67%          5.15%         4.85%         6.56%         6.59%

Interest paid on these borrowings is based upon either fixed or variable rates as determined upon origination. For the Company's repurchase agreements, minimum deposit balance requirements are established on a case-by-case basis. The securities underlying these agreements are under the subsidiary bank's control and secure the total outstanding daily balances.

Long-term borrowings: The Company's long-term borrowings consist of a $500,000 advance from the Federal Home Loan Bank (or "FHLB") with a fixed interest rate of 5.86%. Payments of $3,542, including principal and interest, are due monthly, with a balloon payment due on December 23, 2002. At December 31, 2001, the outstanding balance totaled $442,033. The advance is secured by Federal Home Loan Bank stock, qualifying first mortgage loans, certain nonmortgage loans and all investments not otherwise pledged.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

The  components of applicable  income tax expense  (benefit) for the years ended
December 31 are as follows:

                                                                2001                 2000                1999
                                                          ------------------  -------------------  -----------------
Current:
   Federal                                                  $      508,348      $      462,132      $      414,085
   State                                                            86,092              64,073              72,144
                                                          ------------------  -------------------  -----------------
                                                                   594,440             526,205             486,229
Deferred (Federal and State)                                       (21,747)             11,707               8,314
                                                          ------------------  -------------------  -----------------
      Total                                                 $      572,693      $      537,912      $      494,543
                                                          ==================  ===================  =================

A reconciliation between the amounts of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31 is as follows:

                                             2001                        2000                       1999
                                  --------------------------- --------------------------- --------------------------
                                     Amount        Percent       Amount        Percent       Amount       Percent
                                  -------------- ------------ -------------- ------------ ------------- ------------
Computed tax at applicable
   statutory rate                 $    602,615       34.0      $   556,922       34.0      $  508,694       34.0
Increase (decrease) in taxes
from:
   Tax exempt interest                 (75,217)      (4.3)         (61,453)      (3.8)        (59,580)      (3.9)
   State income taxes, net of
      Federal income tax benefit        54,981        3.1           43,278        2.7          48,319        3.2
   Other, net                           (9,686)      (0.6)            (835)      (0.1)         (2,890)      (0.2)
                                  -------------- ------------ -------------- ------------   ----------- ------------
Applicable income taxes           $    572,693       32.2      $   537,912       32.8      $  494,543       33.1
                                  ============== ============ ============== ============   =========== ============

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities as of December 31are as follows:

                                                                                 2001                2000
                                                                           ------------------  ------------------
Deferred tax assets:
   Allowance for loan losses                                                $       220,478     $       135,154
   Employee benefits                                                                177,995             177,450
   Other real estate owned                                                           22,493              23,986
   Net unrealized loss on securities                                                      -              26,508
                                                                           ------------------  ------------------
                                                                                    420,966             363,098
                                                                           ------------------  ------------------
Deferred tax liabilities
   Depreciation                                                                      14,078              23,460
   Accretion on securities                                                           23,937               2,079
   Deferred loan fees                                                                50,153                   -
   Net unrealized gain on securities                                                  7,778                   -
                                                                           ------------------  ------------------
                                                                                     95,946              25,539
                                                                           ------------------  ------------------
      Net deferred tax assets                                               $       325,020     $       337,559
                                                                           ==================  ==================

Note 10.   Employee Benefits

401(k) Plan: The subsidiary bank sponsors a 401(k) defined contribution plan covering substantially all employees. Participants are eligible to contribute up to 15% of their annual compensation to the Plan. The Bank matches up to 5% of each participant's annual compensation. In addition, the Bank is also eligible to make discretionary contributions to the Plan. Contributions to the above Plan for the years ended December 31, 2001, 2000 and 1999, totaled $51,443, $57,170 and $48,556, respectively.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Benefit cost
                          Retiree Medical Plan        Retiree Life Insurance Plan                Total
                      ----------------------------------------------------------------------------------------------
                        2001      2000      1999       2001       2000      1999       2001       2000      1999
                      ----------------------------------------------------------------------------------------------
Change in accumulated
   postretirement
   benefit
   obligation
Accumulated
postretirement
   benefit obligation at
   beginning of year   $371,840 $379,148  $ 374,954  $  17,618 $ 118,388  $ 106,188 $ 389,458  $ 497,536  $ 481,142
Service cost              6,350    6,963      7,643        505     2,817      2,929     6,855      9,780     10,572
Interest cost            25,049   26,109     23,979      1,199     8,013      6,779    26,248     34,122     30,758
Actuarial loss (gain)    46,616  (20,265)   (10,579)    (1,600) (102,908)    10,527    45,016   (123,173)       (52)
Benefits paid           (27,681) (20,115)   (16,849)      (847)   (8,692)    (8,035)  (28,528)   (28,807)   (24,884)
                      ----------------------------------------------------------------------------------------------
Accumulated
postretirement
benefit obligation
at end of year         $422,174 $371,840  $ 379,148  $  16,875 $  17,618  $ 118,388 $ 439,049  $ 389,458  $ 497,536
                      ==============================================================================================

Change in plan assets
Fair value of plan
   assets at
   beginning of year   $      - $      -  $       -  $       - $       -  $       - $       -  $       -  $       -
Employer contributions   27,681   20,115     16,849        847     8,692      8,035    28,528     28,807     24,884
Benefits paid           (27,681) (20,115)   (16,849)      (847)   (8,692)    (8,035)  (28,528)   (28,807)   (24,884)
                      ----------------------------------------------------------------------------------------------
   Fair value of plan
   assets at end
   of year              $      - $      -  $       -  $       - $       -  $       - $       -  $       -  $       -
                      ==============================================================================================

Funded status          $(422,174)$(371,840)$(379,148) $ (16,875)$ (17,618) $(118,388)$(439,049) $(389,458) $(497,536)
Unrecognized net
actuarial
   loss (gain)            76,004    29,388    50,558    (87,894)  (92,806)    10,102   (11,890)   (63,418)    60,660
                      ----------------------------------------------------------------------------------------------
Accrued postretirement
      benefit cost     $(346,170)$(342,452) $(328,590) $(104,769)$(110,424) $(108,286)$(450,939) $(452,876) $(436,876)
                      ==============================================================================================
Components of net
  periodic postretirement
  benefit cost
Service cost           $  6,350 $  6,963  $   7,643  $     505 $   2,817  $   2,929 $   6,855  $   9,780  $  10,572
Interest cost            25,049   26,109     23,979      1,199     8,013      6,779    26,248     34,122     30,758
Amortization of net
actuarial
   loss (gain)                -      905      1,663     (6,512)        -          -    (6,512)       905      1,663
                      ----------------------------------------------------------------------------------------------
   Net periodic
   postretirement
   benefit cost        $ 31,399 $ 33,977  $  33,285  $  (4,808)$  10,830  $   9,708 $  26,591  $  44,807  $  42,993
                      ==============================================================================================

                                                  2001                     2000                      1999
                                        ------------------------- ------------------------  ------------------------

Actuarial assumptions:
   Discount rate (both plans)                    7.00%                     7.25%                     7.25%
   Annual increase in per capita        7% for the first 3 years; 7% for the first 3 years; 7% for the first 3 years
      healthcare costs                  6% for the next 3 years;  6% for the next 3 years;  6% for the next 3 years;
      of covered benefits               5 1/2% for the next 3     5 1/2% for the next 3     5 1/2% for the next 5
                                             years;                    years;                    years;
                                        and 5% thereafter         and 5% thereafter         and 5% thereafter



Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                            One Percent Point    One Percent Point
                                                                                Increase             Decrease
                                                                           -------------------- --------------------

Increase (decrease) service and interest cost components                                1,297              (1,169)
                                                                           ==================== ====================
(Increase) decrease accumulated postretirement benefit obligation                     (18,521)             16,712
                                                                           ==================== ====================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Stock Option Plan

The Company has an incentive  stock option plan covering  certain key employees.
Grants  under  the plan are  accounted  for under the  intrinsic  value  method.
Accordingly, no compensation cost has been recognized for grants under the plan.
Had compensation for the plan been determined based on the fair value method, reported net income and earnings per share would have been reduced to the proforma amounts shown below:

                                                             2001                  2000                  1999
Net Income:                                             -----------------     -----------------     ----------------
   As reported                                          $    1,199,704        $   1,100,093         $   1,001,616
   Proforma                                             $    1,197,505        $   1,085,250         $     967,420
Basic earnings per share:
   As reported                                          $         1.23        $        1.14         $        1.04
   Proforma                                             $         1.23        $        1.12         $        1.00
Diluted earnings per share:
   As reported                                          $         1.22        $        1.13         $        1.03
   Proforma                                             $         1.22        $        1.12         $        1.00

The significant provisions of the Plan include authorization of the stock option committee to grant up to 48,125 shares of common stock between April 25, 1996 and April 25, 2006. Each option fully vests after six months from the grant date and must be exercised within 5 years.

A summary of the status of the plan at December 31, 2001, 2000 and 1999, and changes during the year ended, along with the assumptions used in calculating the estimated fair value of the options, is as follows:

                                                2001                       2000                    1999

                                     -------------------------------------------------------------------------------
                                                     Weighted                  Weighted                  Weighted
                                                     Average                    Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                        Shares        Price        Shares        Price       Shares        Price
                                     --------------------------- ------------------------- -------------------------
Fixed Options
Outstanding at beginning
   of year                            $   37,610    $     13.87      32,015     $  12.43       18,015     $  10.43
Granted                                    5,250          17.50      15,470        16.00       14,000        15.00
Exercised                                (10,515)         10.37      (6,750)       11.43            -         -
Forfeited                                 (3,500)         15.50      (3,125)       14.95            -         -
                                     -------------               ------------              ------------
Outstanding at end of year                28,845          15.61      37,610        13.87       32,015        12.43
                                     =============               ============              ============
Exercisable at end of year                23,595          15.19      23,890        12.65       32,015        12.43
                                     =============               ============              ============
Estimated fair value per option
   granted during the year            $     1.27                   $   1.83                  $   2.44
                                     =============               ============              ============

                                                  2001                      2000                       1999
                                          ---------------------      --------------------      ---------------------


Option pricing method                        Black-Scholes              Black-Scholes              MinimumValue
Assumptions:
   Expected dividend yield                       3.00%                      3.00%                     2.00%
   Risk-free interest rate                       4.33%                      5.92%                     5.85%
   Expected life of options                     5 Years                    5 Years                   5 Years

At December 31, 2001, the options outstanding under the stock option plan have exercise prices ranging from $11.20 to $17.50 and a weighted average remaining contractual life of 3.23 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.    Lease Obligation

The subsidiary bank leases the Charleston branch office space under an operating lease with an initial term of ten years expiring on May 1, 2006. The lease provides for two successive options for five-year renewals. Total minimum lease payments of $101,970 were charged to expense for each of the years ended December 31, 2001, 2000 and 1999. In addition, adjustments may be charged or credited to the minimum amount for changes in the Company's portion of the common area maintenance.

Total future minimum lease payments under the lease are as follows:

  Year Ending
  December 31                Amount
-----------------       ------------------
      2002               $     101,970
      2003                     101,970
      2004                     101,970
      2005                     101,970
   Thereafter                   33,990
                        ------------------
                         $     441,870
                        ==================

Note 13.  Commitments and Contingencies

Reserve Requirements: The subsidiary bank is required to maintain average balances with the Federal Reserve Bank. During 2001, the average balance maintained was approximately $630,000. The subsidiary bank does not earn interest on this balance.

Financial instruments with off-balance sheet risk: The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the bank has in particular classes of financial instruments. At December 31, 2001 and 2000, the subsidiary bank's financial instruments with off-balance sheet risk are as follows:

  Financial instruments whose contract                              Contract Amount
     amounts represent credit risk                             2001                 2000
-----------------------------------------               -------------------  -------------------

Commitments to extend credit                              $     15,371,867     $     13,475,401
                                                        ===================  ===================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements: The Company signed a ten-year employment contract with its Chief Executive Officer on April 18, 2001. Included in the contract is an involuntary termination clause, whereby if the board of directors without cause terminates the agreement, the Executive is entitled to receive twice his annual compensation as severance. Similarly, a change in control contract entered into on October 14, 1993 and as amended on December 17, 1998, contains provisions that would entitle the Executive to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment, including his voluntary resignation. Although the above contracts are mutually exclusive, there is a provision in the employment contract that stipulates that the Executive waives his right to receive any compensation under the involuntary termination clause of the employment contract if the involuntary termination gives the Executive a right to any payment under the change in control agreement. The maximum contingent liability under either agreement approximates $374,000 at December 31, 2001.

Note 14.    Regulatory Restrictions on Capital and Dividends

The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. During 2002, the net retained profits available for distribution to First National Bankshares Corporation as dividends without regulatory approval approximates $548,000 plus net retained profits, as defined, for the interim periods through the date of declaration.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

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

The following table sets forth the subsidiary bank's actual capital amounts and ratios (in thousands):

                                                                                                 To be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                              Actual               Adequacy Purposes          Action Provisions
                                  ----------------------------  ------------------------- --------------------------
                                        Amount       Ratio        Amount        Ratio        Amount        Ratio
                                  ---------------- -----------  ------------  ----------- -------------- -----------
As of December 31, 2001:
Total Capital                         $   11,713     12.40%      $    7,554     8.00%       $    9,443     10.00%
   (to Risk Weighted Assets)
Tier 1 Capital                            10,876     11.52%           3,777     4.00%            5,666      6.00%
   (to Risk Weighted Assets)
Tier 1 Capital                            10,876      8.29%           3,938     3.00%            6,563      5.00%
    (to Average Assets)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 To be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                              Actual               Adequacy Purposes          Action Provisions
                                     -------------------------  ------------------------- --------------------------
                                        Amount       Ratio        Amount        Ratio        Amount        Ratio
                                     ------------- -----------  ------------  ----------- -------------- -----------
As of December 31, 2000:
Total Capital                         $   11,544     13.94%      $    6,625     8.00%       $    8,281     10.00%
   (to Risk Weighted Assets)
Tier 1 Capital                            10,925     13.19%           3,313     4.00%            4,970      6.00%
   (to Risk Weighted Assets)
Tier 1 Capital                            10,925      9.55%           3,432     3.00%            5,720      5.00%
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



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company's financial instruments are summarized below:

                                               December 31, 2001                        December 31, 2000
                                     ---------------------------------------  --------------------------------------
                                                             Estimated                                Estimated
                                          Carrying              Fair               Carrying             Fair
                                           Value               Value                Value               Value
                                     ------------------- -------------------  ------------------- ------------------
Financial assets:
   Cash and due from banks            $      3,569,614    $     3,569,614      $      2,034,560    $     2,034,560
   Interest-bearing deposits with
      other banks                            2,138,601          2,138,601                16,718             16,718
   Federal funds sold                           13,000             13,000                 1,000              1,000
   Securities available for sale            11,161,171         11,161,171             9,645,230          9,645,230
   Securities held to maturity               7,165,447          7,290,628            11,351,137         11,348,441
   Loans                                   102,800,646        104,145,143            87,758,799         87,646,590
   Accrued interest receivable                 711,937            711,937               937,375            937,375
                                     ------------------- -------------------  ------------------- ------------------
                                      $    127,560,416    $   129,030,094      $    111,744,819    $   111,629,914
                                     =================== ===================  =================== ==================
Financial liabilities:
   Deposits                           $    114,619,623    $   115,033,899      $     96,525,169    $    96,454,549
   Short-term borrowings                     3,400,858          3,400,858             5,908,704          5,908,704
   Accrued interest payable                    143,919            143,919               239,207            239,207
   Long-term borrowings                        442,033            442,033               458,117            458,117
                                     ------------------- -------------------  ------------------- ------------------
                                      $    118,606,433    $   119,020,709      $    103,131,197    $   103,060,577
                                     =================== ===================  =================== ==================

Note 16.  Condensed Financial Statements of Parent Company

Balance Sheets
                                                                                       December 31
                                                                                2001                  2000
                                                                         -------------------   -------------------
Assets
Cash                                                                      $        463,222      $             -
Securities held to maturity (estimated fair value
   of $703,446 and $251,025)                                                       700,305              251,006
Investment in bank subsidiary                                                   10,888,344           10,882,998
Investment in insurance subsidiary                                                  10,003                6,503
Loans                                                                              385,055                    -
Other assets                                                                       292,974              169,904
                                                                         -------------------   -------------------
      Total assets                                                        $     12,739,903      $    11,310,411
                                                                         ===================   ===================
Liabilities and shareholders' equity
Liabilities
Dividends payable                                                         $        147,267      $       165,115
Due to bank subsidiary                                                             771,023              159,035
                                                                         -------------------   -------------------
      Total liabilities                                                            918,290              324,150
                                                                         -------------------   -------------------

Shareholders' equity
Common stock, $1.00 par value, authorized 10,000,000
   shares issued 981,780 and 971,265, respectively                                 981,780              971,265
Capital surplus                                                                  1,188,006            1,089,453
Retained earnings                                                                9,639,661            8,967,004
Accumulated other comprehensive income                                              12,166              (41,461)
                                                                         -------------------   -------------------
      Total shareholders' equity                                                11,821,613           10,986,261
                                                                         -------------------   -------------------
      Total liabilities and shareholders' equity                          $     12,739,903      $    11,310,411
                                                                         ===================   ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income
                                                                              Year Ended December 31
                                                                     2001              2000              1999
                                                               -----------------  ---------------- -----------------

Interest and fees on loans                                       $       11,024    $           -    $            -
Interest on securities - tax exempt                                      15,161              481                 -
Income - dividends from bank subsidiary                               1,453,391          503,433           401,238
Expenses - operating                                                    367,070                -                 -
                                                               -----------------  ---------------- -----------------
Income before income taxes and undistributed income                   1,112,506          503,914           401,238
Applicable income tax (benefit) expense                                (135,479)              15                 -
                                                               -----------------  ---------------- -----------------
Income before (excess dividends from) undistributed
   income of subsidiaries                                             1,247,985          503,899           401,238
(Excess dividends from) equity in undistributed income
   of subsidiaries                                                      (48,281)         596,194           600,378
                                                               -----------------  ---------------- -----------------
   Net income                                                    $    1,199,704    $   1,100,093    $    1,001,616
                                                               =================  ================ =================

Statements of Cash Flows
                                                                              Year Ended December 31
                                                                      2001              2000              1999
                                                               ----------------- ----------------- -----------------
Net income                                                      $    1,199,704     $   1,100,093    $    1,001,616
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization of securities premiums                                 1,464                18                 -
     Excess dividends from (equity in undistributed net
         income of) subsidiaries                                        48,281          (596,194)         (600,378)
     Increase in other assets                                         (123,070)          (24,188)          (59,800)
     Increase in other liabilities                                     611,988           159,035                 -
                                                               ----------------- ----------------- -----------------
Net cash provided by operating activities                            1,738,367           638,764           341,438
                                                               ----------------- ----------------- -----------------

Cash Flows From Investing Activities
Capital contribution - FNB Insurance, LLC                               (3,500)           (7,000)                -
Purchases of securities held to maturity                              (450,763)         (251,024)                -
Net increase in loans                                                 (385,055)                -                 -
                                                               ----------------- ----------------- -----------------
Net cash used in investing activities                                 (839,318)         (258,024)                -
                                                               ----------------- ----------------- -----------------

Cash Flows From Financing Activities
Proceeds from issuance of common stock pursuant
   to stock option plans                                               109,068            77,150                 -
Dividends paid to shareholders                                        (544,895)         (482,995)         (341,438)
                                                               ----------------- ----------------- -----------------
Net cash used in financing activities                                 (435,827)         (405,845)         (341,438)
                                                               ----------------- ----------------- -----------------

Increase (decrease) in cash and cash equivalents                       463,222           (25,105)                -

Cash and cash equivalents:
   Beginning                                                                 -            25,105            25,105
                                                               ----------------- ----------------- -----------------
   Ending                                                       $      463,222     $           -   $        25,105
                                                               ================= ================= =================


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM  10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
The Board of Directors of the Company may consist of not less than five (5) nor more than twenty-five (25) shareholders in accordance with the Company's By-laws. The number of directors within such minimum and maximum limits shall be determined from time to time by resolution of a majority of the full Board of Directors or by a resolution of the shareholders at any annual or special meeting, subject to limitations outlined in the Company's By-laws. At present, the number of Board Members has been fixed at eleven (11). The Board of Directors may not increase the number of directors to a number which exceeds by more than two the number of directors last elected by the shareholders. No shareholder may be elected as director after attaining the age seventy (70), unless the shareholder was also a member of the Board of Directors on May 5, 1987. Additional information about the directors, including their principal occupation and age, is set forth in the following table:

====================================================================================================================================

Name, Positions and                                                                          Year First     Year
Offices Held (Other                                                                           Became a      Term
Than Director)                            Principal Occupation                                Director       of
With the Company                          or Employment for                                    of the      Office
and the Bank                              the Past Five Years                       Age       Company      Expires
--------------------------------------------------------------------------------------------------------------------

L. Thomas Bulla                           President & CEO of                         62         1993        2004
President & CEO of the                    First National Bankshares
Company and the Bank,                        Corporation and First National
Member of the Risk                           Bank
Management and Trust Cmts.                Ronceverte, WV

Michael G. Campbell                       Investor                                   53         1999        2002
Member of the Audit &                     Oil & Gas Executive
& Compliance and Incentive                Owner, Renick Farm
Stock Option Cmts.                        Renick, WV

David A. Carson                           President, Carson Associates               50         1998        2003
Member of the Audit                       Lewisburg, WV
& Compliance, Personnel
& Comp. and Executive Cmts.

Richard E. Ford                           Attorney at Law                            74         1987        2002
Chairman of the Trust Cmt.                Partner, The Ford Law Firm
Member of the Personnel &                 Lewisburg, WV
Comp. and Incentive Stock
Option Cmts.

Walter Bennett Fuller                     Retired Banker                             78         1986        2003
Vice Chairman of the Board,               Lewisburg, WV
Chairman, Audit & Compliance Cmt.
Chairman, Incentive Stk Option Cmt.




Name, Positions and                                                                          Year First     Year
Offices Held (Other                                                                           Became a      Term
Than Director)                            Principal Occupation                                Director       of
With the Company                          or Employment for                                    of the      Office
and the Bank                              the Past Five Years                       Age       Company      Expires
--------------------------------------------------------------------------------------------------------------------
G. Thomas Garten                          President, Alleghany Motor Corp.           50         1999        2003
Member of the Risk                        Owner, Greenway's Real Estate
Management Cmt.                              & Auction Co.
                                          Covington, VA

William D. Goodwin                        Attorney at Law,                           58         1986        2004
Member of the Risk                        Owner/Broker, Coldwell
Management, Trust,                           Banker Stuart & Watts Real
Personnel & Compensation                     Estate, Inc.
and Executive Cmts.                       Lewisburg, WV

Lucie T. Refsland, Ed.D.                  Professor of Mathematics                   65         1995        2004
Member of the Risk                        Greenbrier Community College
Management and Trust Cmts.                   Center of Bluefield State College
                                          Lewisburg, WV

William R. Satterfield, Jr.               President, Greenbrier Insurance            57         1986        2004
Chairman, Risk Management Cmt.               Agency, Inc.
Member of the Personnel &                 Lewisburg, WV
Compensation and Executive Cmts.

Richard L. Skaggs                         Retired                                    79         1986        2003
Member of the Audit & Compliance          Lewisburg, WV
and Incentive Stock Option Cmts.

Ronald B. Snyder                          President, R.B.S., Inc.                    62         1988        2002
Chairman of Board                            dba Greenbrier Ready Mix,
Chairman, Personnel & Comp. Cmt.             Greystone Block & Greystone
Member of the Audit & Compliance,            Quarry
Risk Management, Incentive                White Sulphur Springs, WV
Stock Option and Executive Cmts.

================================================================================

The directors of the Company are divided into three (3) classes, and as a result, the shareholders elect approximately one-third of the directors of the Company each year. Directors Campbell, Ford and Snyder whose terms expire in 2002, have been nominated to stand for re-election at the 2001 annual meeting of the Company's stockholders to serve a 3-year term, which will expire in 2005.

The Directors of the Company do not receive any fees or compensation for services. All of the directors of the Company, however, are also directors of the Bank, and as such, receive $400 for each Board meeting, and $100 for each Board Committee meeting attended, plus $200 per month. No Board Committee fees are paid to directors who are also salaried officers of the Bank.

Executive Officers
The current executive officers of the Company and the Bank and information about these officers is set forth in the following table:

====================================================================================================================================

        Name          Age                      Offices Held During Last Five Years

L Thomas Bulla         62  President & CEO of the Company and
                           the Bank (1993 to present); President and CEO of Bank
                           One, West Virginia, Charleston, NA (1985-1993)

Charles A. Henthorn    42  Secretary/Treasurer of the Company (1999 to present); Executive Vice
                           President of the Company (1996 to 1999); Chief Operating Officer
                           of the Bank (2001 to present); Executive Vice President of the
                           Bank (1996-2000); Secretary to the Board of Directors (1998 to
                           present); Senior Vice President of the Bank (1994-1996); Vice
                           President and Senior Commercial Lender of Bank One, West Virginia,
                           Charleston, NA (1991-1994); National Bank Examiner with the Office of the Comptroller of the Currency (1983-1991)

Matthew L. Burns       32  Chief Financial Officer of the Bank (1998 to present); Certified Public
                           Accountant (1992-1998)

Robert A. Lovas        33  Snr. Vice President, Director of Private Banking of the Bank (2001
                           to present); Vice President and Relationship Manager, Bank of America
                           Private Bank (1998-2001); Vice President and Banking Center Manager,
                           NationsBank, NA (1991-1997)

================================================================================

The executive officers of the Company listed above shall continue in office until the 2002 organizational meeting of the directors of the Company. It is expected that the current officers will be re-elected to the offices they now hold.

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

ITEM 11 - EXECUTIVE COMPENSATION
The following Summary Compensation Table sets forth the compensation paid to the named executive officers whose compensation exceeds $100,000 for the years 2001, 2000 and 1999:

====================================================================================================================================

                                                                                                    Long-term
                                                                                    Other         Compensation
                                                        Annual Compensation        Compen-      Securities Under-
                                                        Salary        Bonus         sation        lying Options
Executive Officer                        Year            ($)           ($)         ($) (1)           (#) (2)
--------------------------------------------------------------------------------------------------------------------

L. Thomas Bulla                          2001           $  150,000     $  54,000     $  19,162        2,050
                                         2000           $  150,000     $  35,000     $  17,447        4,300
                                         1999           $  150,000     $  30,000     $  18,575        3,250




                                                                                                    Long-term
                                                                                    Other         Compensation
                                                       Annual  Compensation        Compen-      Securities Under-
                                                       Salary         Bonus         sation        lying Options
Executive Officer                        Year            ($)           ($)         ($) (1)           (#) (2)
--------------------------------------------------------------------------------------------------------------------

Charles A. Henthorn (3)                  2001           $  115,000     $  18,000      $  9,587        1,400
                                         2000           $  115,000     $  17,000      $  8,859        3,000


FOOTNOTES:

(1) These amounts are for director fees, employer matching 401(k) contributions, and personal use of company-owned vehicle.
(2) Represents shares granted under the Company's Incentive Stock Option Plan. The options fully vest six months after the grant date and expire five years after the grant date.
(3) Prior to 2000, Mr. Henthorn's compensation did not meet the reporting requirement, therefore, no amounts are reported for 1999.

================================================================================

The following table details stock option grants for the executive officers named in the above compensation table for the year 2001:

================================================================================


                                           Number of
                                           Securities                                                    Grant
                                           Underlying      % of Total     Exercise                       Date
                                            Options         Options         Price      Expiration       Present
Executive Officer                          Granted(1)       Granted        ($/Sh)         Date       Value($) (2)
--------------------------------------------------------------------------------------------------------------------

L. Thomas Bulla                              2,050           39.0%         $17.50       10/1/2006       $2,604
Charles A. Henthorn                          1,400           26.7%         $17.50       10/1/2006       $1,778

FOOTNOTES:

(1) The options were granted under the Company's Incentive Stock Option Plan. The options fully vest six months after the grant date. Under the plan, the options carry an exercise price equal to the fair market value of the stock at the date of the grant. The options cannot be transferred and all unexercised options expire five years after the grant date.
(2) These values were calculated as of the grant date using the Black-Scholes option pricing model. The values shown are theoretical and do not necessarily reflect the actual values the recipients may eventually realize. Any actual value to the officer will depend on the extent to which the market value of the Company's common shares at a future date exceeds the exercise price. The following assumptions were used to calculate the values shown: a five-year period to exercise each option, an expected dividend yield of 3.00%, an expected price volatility of 0.058 and a risk-free rate of return of 4.33%.

================================================================================

The following table details the aggregated option exercises in 2001 and year-end option values for the executive officers named in the above compensation table:

==================================================================================================================
                       AGGREGATED OPTION EXERCISES IN 2001
                           AND YEAR END OPTION VALUES

                            Shares                     Number of Securities        Value of Unexercised In-The-
                         Acquired on                 Underlying Unexercised      Money (2) Options at Year-end
                           Exercise       Value      Options at Year-end (#)                 ($) (3)
Executive Officer         (# of sh)   Realized (1)  Exercisable   Unexercisable     Exercisable     Unexercisable
                        --------------------------------------------------------------------------------------------

L. Thomas Bulla             3,200      $ 24,000        9,550          2,050         $  27,175        $     0
Charles A. Henthorn         3,800      $ 24,800        5,250          1,400         $  10,125        $     0

FOOTNOTES:

(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes, which may have been owed.
(2) "In-The-Money" options are options whose exercise price was less than the fair market value of common stock at December 31, 2001.
(3) Assumes a stock price of $17.50 per share, which is the believed market price per share reported to management by purchasers of the Company's common stock on or about December 31, 2001.

================================================================================

Employment Agreement
The Company signed a ten-year employment contract with its Chief Executive Officer on April 18, 2001. Included in the contract is an involuntary termination clause, whereby if the board of directors without cause terminates the agreement, the Executive is entitled to receive twice his annual compensation as severance. Similarly, a change in control contract entered into on October 14, 1993 and as amended on December 17, 1998, contains provisions that would entitle the Executive to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his employment, including his voluntary resignation. Although the above contracts are mutually exclusive, there is a provision in the employment contract that stipulates that the Executive waives his right to receive any compensation under the involuntary termination clause of the employment contract if the involuntary termination gives the Executive a right to any payment under the change in control agreement. The maximum contingent liability under either agreement approximates $374,000 at December 31, 2001. The agreement in its entirety is included as Exhibit 10 to this filing on page 54.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There are no shareholders, known to the Company, who beneficially own more than 5% of the Company's common stock, the only class of stock outstanding, as of March 1, 2002.

The following table sets forth information as of March 1, 2002, regarding the amount and nature of the beneficial ownership of common stock of the Company held by each of the directors of the Company and by all of the directors and executive officers of the Company and the Bank as a group.

================================================================================

                                            Shares Owned         Percent of
Name                                        Beneficially           Class
-----------------------------------------------------------------------------
L. Thomas Bulla                                     45,625 (1)         4.59%
David A. Carson                                      7,315 (2)         0.75%
Michael G. Campbell                                 12,754 (3)         1.30%
Richard E. Ford                                     20,530 (4)         2.09%
Walter Bennett Fuller                                9,500 (5)         0.97%
G. Thomas Garten                                    12,179 (6)         1.24%
William D. Goodwin                                   7,975 (7)         0.81%
Lucie T. Refsland, Ed.D.                             2,387 (8)         0.24%
William R. Satterfield, Jr.                          7,545 (9)         0.77%
Richard L. Skaggs                                    2,795 (10)        0.28%
Ronald B. Snyder                                    22,185 (11)        2.26%

All Directors and Executive
Officers of the Company
as a Group (14 persons)                            164,565 (12)       16.41%

FOOTNOTES

(1) Mr. Bulla has sole voting and investment authority for 19,950 shares and shared voting and investment authority for 14,075 shares. Included in Mr. Bulla's beneficial ownership are 11,600 fully vested and exercisable stock options.
(2) Mr. Carson has investment authority for 7,315 shares held by a family limited partnership, in which Mr. Carson is the General Partner.
(3) Mr. Campbell has sole voting and investment authority for 12,354 shares and shared voting and investment authority for 400 shares.
(4) Mr. Ford has sole voting and investment authority for 8,230 shares and shared voting and investment authority for 10,075 shares. Included in Mr. Ford's beneficial ownership are 2,225 shares held by his spouse.
(5)   Mr. Fuller has sole voting and investment authority for 9,500 shares.
(6) Mr. Garten has sole voting and investment authority for 6,573 shares. Included in Mr. Garten's beneficial ownership are 5,606 shares held by immediate family members.

(7) Mr. Goodwin has sole voting and investment authority for 4,725 shares and shared voting and investment authority for 3,250 shares.
(8)   Ms. Refsland has sole voting and investment authority for 2,387 shares.
(9) Mr. Satterfield has sole voting and investment authority for 5,545 shares. Included in Mr. Satterfield's beneficial ownership are 2,000 shares held by his spouse.

(10) Mr. Skaggs has sole voting and investment authority for 1,170 shares and shared voting and investment authority for 1,625 shares.
(11) Mr. Snyder has sole voting and investment authority for 1,625 shares and shared voting and investment authority for 12,780 shares. Included in Mr. Snyder's beneficial ownership are 4,500 shares held by a corporation in which he has a controlling interest, 2,500 shares held in a trust in which he has investment authority and 780 shares held by his spouse.
(12) Shares beneficially owned by executive officers include sole and/or shared voting and investment authority of 3,075 shares, 1,000 shares held by a corporation in which an executive officer has a controlling interest and 9,700 fully vested and exercisable stock options.
================================================================================


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In the ordinary course of business the Company's subsidiary, the Bank, as in the past, has had banking transactions with the directors and executive officers of the Company and the Bank, members of their immediate families, corporations and other entities in which such directors and officers were executive officers or had, directly or indirectly, beneficial ownership of 10% or more in any class of equity securities and trusts in which they have a substantial beneficial interest or for which they serve as a fiduciary. Management of the Company is of the opinion that any outstanding extensions of credit to such persons were made in the ordinary course of business for the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of the Consolidated Financial Statements included in Item 8 of this filing for additional information related to loans granted to related parties.

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



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                       Page(s) in
                                                                                                       Form 10-K
(a) (1)  Financial Statements
            The following consolidated financial statements and accountant's report appear on pages 20 through 42 of this Form 10-K

            Report of independent auditors                                                                  20

            Consolidated balance sheets at December 31, 2001 and 2000                                       21

            Consolidated statements of income for the years ended
               December 31, 2001, 2000, and 1999                                                            22

            Consolidated statements of shareholders' equity
               for the years ended December 31, 2001, 2000, and 1999                                        23

            Consolidated statements of cash flows for the years ended
               December 31, 2001, 2000, and 1999                                                         24-25

         Notes to the consolidated financial statements                                                  26-42

(a) (2)  Financial Statement Schedules
            All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto

(a) (3)  Exhibits required to be filed by Item 601 of Regulation
               S-K and 14(c) of Form 10-K
               See index to exhibits                                                                        53

(b)      Reports on Form 8-K
            No reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 2001.

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



                                           FIRST NATIONAL BANKSHARES CORPORATION
                                                      (Registrant)


                     By:   /s/ L. Thomas Bulla                          03/26/02
                     -----------------------------------------------------------
                     L. Thomas Bulla
                     President, Chief Executive Officer & Director
                     (Principal Executive Officer)

                     /s/ Charles A. Henthorn                            03/26/02
                     -----------------------------------------------------------
                     Charles A. Henthorn
                     Executive Vice President and Secretary
                     To the Board of Directors

                    /s/ Matthew L. Burns, CPA                           03/26/02
                     -----------------------------------------------------------
                     Matthew L. Burns, CPA
                     Chief Financial Officer, First National Bank
                    (Principal Financial and Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David A. Carson                                    03/26/02                  /s/ Lucie T. Refsland                      03/26/02
---------------------------------------------------------------                  ---------------------------------------------------
David A. Carson, Director                                                        Lucie T. Refsland, Director

/s/ Michael G. Campbell                                03/26/02                  /s/ William R. Satterfield                 03/26/02
---------------------------------------------------------------                  ---------------------------------------------------
Michael G. Campbell, Director                                                    William R. Satterfield, Jr., Director

/s/ Richard E. Ford                                    03/26/02                  /s/ Richard L. Skaggs                      03/26/02
---------------------------------------------------------------                  ---------------------------------------------------
Richard E. Ford, Director                                                        Richard L. Skaggs, Director

/s/ Bennett Fuller                                     03/26/02                  /s/ Ronald B. Snyder                       03/26/02
---------------------------------------------------------------                  ---------------------------------------------------
Bennett Fuller, Director                                                         Ronald B. Snyder, Director

/s/ G. Thomas Garten                                   03/26/02
---------------------------------------------------------------
G. Thomas Garten, Director

/s/ William D. Goodwin                                 03/26/02
---------------------------------------------------------------
William D. Goodwin, Director


           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
           NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


The annual report and proxy materials are expected to be mailed to shareholders of record as of March 1, 2002 on or around March 15, 2002. Copies thereof shall be furnished to the Commission upon request.



                                INDEX TO EXHIBITS


(3)i      Articles of Incorporation of Registrant...............................................................( a )

(3)ii     By-laws of Registrant.................................................................................( a )

(10)      Material Contracts
                  A    Agreement dated October 14, 1993, between L. Thomas Bulla
                            and First National Bankshares.......................................................( b )
                  B    Summary of Lease terms for Charleston branch facility....................................( c )
                  C    Form S-8 Registration Statement under the Securities Act of 1933.........................( d )
                  D    Specimen Copy of Incentive Stock Option Plan Agreement...................................( e )
                  E    Employment Agreement dated April 18, 2001 between L. Thomas Bulla and First National Bankshares......................................................54-61
(11)      Calculation of Basic and Diluted Computation of Earnings per Share.......................................62

(12)      Computation of Ratios....................................................................................63

(21)      Subsidiaries of Registrant...............................................................................64

(23)      Consents of experts and counsel
                       23 (A) Consent of Ernst & Young LLP Independent Auditors....................................65
                       23 (B) Consent of Arnett & Foster, P.L.L.C..................................................66

(99)      Report of Arnett & Foster, P.L.L.C., Independent Auditors................................................67


--------------------------------------------------------------------------------

(a) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-Q Quarterly Report dated September 30, 1999 filed with the Securities and Exchange Commission on or about November 10, 1999.

(b) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated December 31, 1994 filed with the Securities and Exchange Commission on or about March 28, 1995.

(c) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-Q Quarterly Report dated March 31, 1996, filed with the Securities and Exchange Commission on or about May 3, 1996.

(d) Incorporated by reference to exhibits to First National Bankshares Corporation's Form S-8 dated July 31, 1996, filed with the Securities and Exchange Commission on or about July 31, 1996.

(e) Incorporated by reference to exhibits to First National Bankshares Corporation's Form 10-K Annual Report dated December 31, 1996 filed with the Securities and Exchange Commission on or about March 29, 1997.

                                  EXHIBIT (10)
                              EMPLOYMENT AGREEMENT

THIS AGREEMENT ("Agreement") is made as of April 18, 2001, by and between First National Bankshares Corporation, a West Virginia corporation with its principal place of business in Ronceverte, West Virginia ("Company"), and L. Thomas Bulla, an individual residing in Lewisburg, West Virginia ("Executive").

The Executive currently serves as the President and Chief Executive Officer of the Company and its principal subsidiary. The Company desires to secure the services of the Executive in these positions for a definite future period, subject to the terms and conditions set forth below in this Agreement. The Company and the Executive mutually desire to provide for a gradual reduction in the Executive's responsibilities and time-commitment as he approaches retirement in the years ahead, but to also provide for the Executive's continuing leadership and involvement with the Company during this transition. The Executive is willing to continue to serve in the employ of the Company on the terms and conditions set forth in this Agreement.

Therefore, in consideration of the premises and the mutual covenants and agreements contained in this Agreement, and intending to be legally bound hereby, the Company and the Executive agree as follows:

1.       Employment

The Company agrees to employ the Executive and the Executive agrees to be employed by the Company for the Period of Employment described in Section 2 below, in the positions described in Section 3 below, and upon the other terms and conditions provided in this Agreement.

2.       Period of Employment

The Period of Employment under this Agreement will commence as of January 1, 2001 and shall continue until December 31, 2010, unless sooner terminated pursuant to Section 6 below. The first portion of the Period of Employment (from January 1, 2001 to December 31, 2004) is referred to as the "First Portion," and the second portion of the Period of Employment (from January 1, 2005 until December 31, 2010) is referred to as the "Second Portion". The references in this Employment Agreement to the Period of Employment shall refer both to the First Portion and the Second Portion, unless expressly stated otherwise.

3.       Position and Responsibilities

(a) First Portion. In exchange for the compensation and other benefits described under this Agreement, or as set forth in any benefit plan or program not specifically described under this Agreement but to which Executive otherwise may be entitled, and upon the terms and conditions set forth herein, Executive agrees to serve during the First Portion as President and Chief Executive Officer of the Company, reporting directly to the Board of Directors of the Company (the "Board") and as President and Chief Executive Officer of First National Bank, a national banking association and a wholly owned subsidiary of the Company ("Bank"). The Executive shall be a full-time employee of the Company during the First Portion and shall devote all of his business time, attention and skill exclusively to the business and affairs of the Company and the Bank during the Period of Employment; provided, however, that the Executive shall be entitled to paid sabbaticals not exceeding sixty (60) days in the aggregate during the First Portion of this Agreement and shall not be obligated to perform the duties described herein during the period of these sabbaticals. The Executive shall be responsible for the efficient management and operation of all activities of the Company and the Bank and, as such, shall have such duties, authorities and responsibilities as may be reasonably assigned to him by the Board or as are consistent with the policies and procedures adopted by the Company and/or the Bank. In addition, the Executive shall also be responsible for performing any services consistent with his position, as may be directed by the Board from time to time. The Executive will not engage in any other business activity without the express written consent of the Board, and will perform faithfully the duties, which may be assigned to him from time to time by the Board.

(b) Second Portion. In exchange for the compensation and other benefits described under this Agreement, or as set forth in any benefit plan or program not specifically described under this Agreement but to which Executive otherwise may be entitled, and upon the terms and conditions set forth herein, Executive agrees to serve during the Second Portion as President and Chief Executive Officer of the Company, reporting directly to the Board. The Executive shall have responsibilities and duties relative to business development, community relations, and other aspects of the management and operation of the Company and the Bank, as shall be determined by the Board and communicated to the Executive at the beginning of the Second Portion and annually thereafter. The Executive shall perform such services from time to time as may be directed by the Board, consistent with his position. The Executive shall be a part-time employee of the Company during the Second Portion and shall devote as much business time, attention and skill to the business and affairs of the Company during the Second Portion as are determined by the Board and the Executive to be necessary to fulfill his duties; provided, however, that the Executive shall not be required to provide service under this Agreement in excess of 30 hours per week during the Second Portion of this Agreement (nor shall 30 hours per week be considered a measure of expected service, it serving solely as a maximum limit not to be exceeded). The Executive will not engage in any other business activity without the express written consent of the Board, and will perform faithfully the duties, which may be assigned to him from time to time by the Board.

4.       Compensation

         (a)  Base Salary

In exchange for the performance of his duties, the Company agrees to pay the Executive a Base Salary ("Base Salary") of at least $150,000 per year during the First Portion of this Agreement, and of $100,000 per year during the Second Portion of this Agreement. During the First Portion of this Agreement, the Personnel and Compensation Committee of the Board shall review the performance of the Executive annually, on or before December 15th of each year, and the Executive's Base Salary may be increased consistent with recommendations, if any, of the Committee based upon such review. Base Salary shall be payable according to the customary payroll practices of the Company.

         (b)  Incentive Compensation Plan

The Executive shall be eligible to participate in an incentive compensation program during the Period of Employment, which shall be based on the operating performance of the Company and/or the Bank, or such other measure agreed upon by the Executive and the Personnel and Compensation Committee. The specific terms of the incentive compensation program and the applicable measures of operating performance for the Company and/or the Bank shall be agreed upon by the Personnel and Compensation Committee and the Executive within ninety (90) days of the date of this Agreement. The Executive shall be entitled to elect how and when the payment of any incentive compensation that has been earned by the Executive under such program shall be made, after consultation with the Committee. The Executive's participation in and benefits under this incentive compensation arrangement shall be governed by the terms and conditions thereof, which shall be established in writing by the Personnel and Compensation Committee and the Executive.



5.       Benefits and Perquisites

During the Period of Employment, the Executive shall be entitled to participate, on the same terms and subject to the same conditions as other executive-level employees of the Company, in any Company-sponsored retirement or pension, supplemental retirement or pension, group medical and dental, disability and life insurance, supplemental disability and life insurance, fringe benefit program or policy, and all perquisites, made available to full-time executive-level employees of the Company, whether now existing or hereafter established by the Company. The Executive's participation in and benefits under such plans, programs and polices shall be governed by the respective terms thereof.

6.       Termination of Agreement

This Agreement shall terminate upon the occurrence of the earlier of (i) the Involuntary Termination (as defined in Subsection (a) below) of the Executive,
(ii) the voluntary termination of the Executive, (iii) termination for Cause (as defined in Subsection (c) below), (iv) the death of the Executive, (v) the Disability (as defined in Subsection (e) below) of the Executive or (vi) the expiration of the Period of Employment. Notwithstanding the termination of this Agreement pursuant to this Section 6, the Company's obligation to make any payment under this Section 6 shall survive the termination of this Agreement and continue in full force and effect until such obligation has been satisfied in full.

This Section 6 shall apply only to the rights and obligations of the Company and the Executive under this Agreement and shall not affect any rights that the Executive has under the "Change-in-Control Agreement" between the Company and the Executive, dated October 14, 1993, as amended December 17, 1998, which provides the Executive with the right to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined therein) resulting in termination of his employment or voluntary resignation. The Executive's rights under the Change in Control Agreement may be exercised independently of any of the terms of this Agreement and without any limitation resulting from any outcome under this Agreement.

         (a)  Involuntary Termination

The Company may at any time provide notice to the Executive of the intent to terminate this Agreement on account of an Involuntary Termination prior to the expiration of the Period of Employment. For this purpose, "Involuntary Termination" means the Executive's separation from service with the Company involuntarily, other than by reason of the Executive's death, Disability, retirement, voluntary termination or termination for Cause.

In the event of Involuntary Termination, all of the Company's obligations under this Agreement shall immediately cease, except that the Company shall pay to the Executive any Base Salary that has been earned but is unpaid as of the effective date of the Executive's termination. The respective terms and provisions of the compensation arrangements described in Section 4 shall control in the case of an Involuntary Termination.

The Company recognizes that the Executive may incur economic loss and damage to personal and professional reputation in the community were an Involuntary Termination to occur that is not compensable under the terms of the Change in Control Agreement. Consequently, in the event of an Involuntary Termination, the Company shall continue payments to the Executive, as liquidated damages, of twice the amount of his then current total annual compensation for a period of twelve (12) months; provided, however, that liquidated damages shall not be payable under this Section 6(a) if the Involuntary Termination gives the Executive a right to any payment under the Change in Control Agreement. Payments hereunder shall be payable according to the customary payroll practices of the Company. As a condition to receiving payment of any benefits under this Section 6(a), the Executive shall enter into an agreement with the Company and its successor agreeing to waive any and all rights, and to accept such payment in full satisfaction, release and settlement of any and all claims, known and unknown, that the Executive has or may have against the Company and its successor under this Agreement and any other employment or compensation agreements, understanding or commitments, whether oral or written, whether for "front pay," "back pay," compensatory damages, punitive damages, damages for pain and suffering, or attorneys' fees and costs.

         (b)  Voluntary Termination

If the Executive voluntarily resigns from employment with the Company during the Period of Employment, then the Company shall pay the Executive any Base Salary which has been earned through the effective date of his termination but which remains unpaid as of that date. The respective terms and provisions of the compensation arrangements described in Section 4 shall control in the case of a Voluntary Termination. The Executive must notify the Company in writing of his intent to voluntarily terminate employment at least sixty (60) day's prior to the effective date of such Voluntary Termination. Except as provided in this subparagraph, all other obligations of the Company under the Agreement shall cease as of the effective date of the Voluntary Termination.

         (c)  Termination for Cause

Notwithstanding any other provision contained in this Agreement, the Company retains the right, at any time, to terminate the employment of the Executive under this Agreement for "Cause," as defined below in this Subsection (c). Upon the date of such termination for Cause, the Company shall cease making any and all payments of Base Salary or any other benefit referred to in this Agreement to which the Executive would otherwise be entitled hereunder, except for Base Salary or any other benefit which the Executive has earned and is entitled to through the date of such termination but which remains unpaid. Any such unpaid amounts shall be paid to the Executive as soon as practical following the termination of the Executive's employment. The respective terms and provisions regarding the compensation arrangements described in Section 4 shall control in the case of a termination for Cause.

In the event the Company elects to terminate the Executive's employment for Cause, the Company shall send written notice to that effect to the Executive. This notice shall describe the actions of the Executive constituting grounds for termination for Cause. Except as otherwise provided in this subparagraph, the Executive's employment under this Agreement shall terminate as of the date specified in such notice all obligations of the Company under the Agreement shall cease as of the effective date specified in the notice.

For this purpose termination for "Cause" means the Executive's separation from service with the Company on account of any of the following acts:

         (i) The Executive shall have failed to substantially perform his duties hereunder on a regular basis, other than by reason of disability, or shall have materially breached the provisions of this Agreement, and such failure or breach shall have continued for a period of at least thirty (30) days after written notice to the Executive from the Board specifying such failure or breach;

         (ii) The Executive shall have committed any fraud, embezzlement, misappropriation or other act of dishonesty against the Company, as reasonably determined by the Board; or

         (iii) The Executive shall have been convicted of, or pleaded guilty to, any felony or crime involving moral turpitude.

         (d)  Death

In the event of the death of the Executive, all of the Company's obligations under the Agreement shall immediately cease, except that the Company shall: (1) pay the Executive's estate any earned but unpaid Base Salary remaining at his death and (2) pay the Executive's estate any amounts due the Executive pursuant to subparagraph (a) of this Section 6 remaining unpaid at death. The respective terms and provisions regarding the compensation arrangements described in
Section 4 shall control in the event of death.

         (e)  Disability

This Agreement shall be terminated at any time by the Company or the Executive in the event of the Disability of the Executive. For this purpose, "Disability" means the inability of the Executive to substantially perform his duties under this Agreement due to physical or mental illness as reasonably determined by the Company or established by the Executive. All of the Company's obligations under the Agreement shall immediately cease except that the Company shall (1) pay the Executive any earned but unpaid Base Salary remaining at the date of his Disability, (2) pay the Executive any amounts due the Executive pursuant to subparagraph (a) of this Section 6 remaining unpaid at the date of his Disability, and (3) pay the Executive his then current Base Salary for a period of six (6) months from the date of his Disability. The respective terms and provisions regarding the compensation arrangements described in Section 4 shall control in the event of Disability. Payments hereunder shall be payable according to the customary payroll practices of the Company.

7.       Confidentiality and Restrictive Covenant

(a) The Executive hereby acknowledges that, as an employee of the Company, he will have use of, acquire and add to confidential information of a special and unique nature and value relating to the Company and its financial operations, including, but not limited to, the Company's business, the identity of the Company's clients, the prices being charged by the Company to such clients, the Company contracts, and business records relating to the Company. The Executive further recognizes and acknowledges that all confidential information is the exclusive property of the Company, is material and confidential, and greatly affects the goodwill and the successful conduct of the business of the Company. Accordingly, and notwithstanding any other provision of the Agreement, the Executive hereby covenants and agrees that he will use confidential information for the benefit of the Company only and shall not at any time, directly or indirectly, during the term of this Agreement, and for all periods thereafter, divulge, reveal or communicate any confidential information to any person, firm, corporation or entity not authorized by the Company to possess such information, or use any confidential information for his own benefit or for the benefit of others.

(b) The Executive covenants and agrees that during the term of this Agreement and for any period of time thereafter during which he is receiving Base Salary hereunder (not to exceed twelve (12) months), he will not, personally or in association with others, either directly or indirectly, establish or engage in, financially or otherwise, any enterprise or any affiliated entity that is engaged in providing substantially the same services as the Company and is located within sixty (60) miles of (i) the headquarters of the Company, (ii) any branch office of the Company or the Bank, or (iii) any affiliated facility, without prior written authorization by the Company.

(c) Recognizing the irreparable nature of the injury that could result from the Executive's violation of this Section 7 and that damages would be inadequate compensation therefore, it is agreed that any violation by the Executive of the provisions of this Section 7 shall be the proper subject for immediate injunctive and other equitable relief to the Company. The Executive and the Company further agree that this Section 7 shall survive the termination of this Agreement and shall continue in full force and effect thereafter.

8.       Consolidation, Merger or Sale of Assets

Nothing in this Agreement shall preclude the Company from consolidating or merging into or with, or transferring all or substantially all of its assets to another organization, which assumes this Agreement and all obligations and undertakings of the Company hereunder. Upon such a consolidation, merger or sale of assets, the term "the Company" as used herein will mean the other organization, and this Agreement shall continue in full force and effect.

9.       Assignment

In the  event of a  consolidation,  merger or sale of  assets  as  described  in
Section 8 above, the Company shall have the right to assign this Agreement to the surviving organization, and all covenants and agreements hereunder shall inure to the benefit of, and be enforceable by, or against, such successors and assigns. This Agreement provides for the personal services of the Executive. The Executive shall not have the right to assign or transfer any of the Executive's rights, obligations or benefits hereunder, nor shall benefits or rights to receive payment hereunder be subject to voluntary or involuntary alienation, sale, assignment, encumbrance, levy or attachment.

10.      Amendment, Modification, Termination or Waiver

The parties hereby irrevocably agree that no attempted amendment, modification, termination, discharge or change of this Agreement shall be valid and effective, unless the parties shall unanimously agree in writing to such amendment, modification, termination, discharge or change. No waiver of any provision of this Agreement shall be effective unless it is in writing and signed by the party against whom it is asserted, and any such written waiver shall only be applicable to the specific instance to which it relates and shall not be deemed to be a continuing or future waiver.

11.      Entire Agreement

This Agreement sets forth all the promises, covenants, agreements, conditions and understandings between the parties hereto, and supersedes all prior and contemporaneous agreements, understandings, inducements or conditions expressed or implied, oral or written, except as herein contained. This Agreement shall not operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided and not expressly provided in this Agreement.

12.      Provisions Severable

This Agreement is intended to be performed in accordance with, and only to the extent permitted by, all applicable laws, ordinances, rules and regulations of the jurisdiction in which the parties do business. If any provision of this Agreement, or the application thereof, to any person or circumstance shall, for any reason or to any extent, be invalid or unenforceable, the remainder of this Agreement and the application of such provision to other persons or circumstances shall not be affected thereby, but rather shall be enforced to the greatest extent permitted by law.

A party's failure to insist on compliance or enforcement of any provision of this Employment Agreement shall not affect the validity of enforceability or constitute a waiver of future enforcement of that provision or of any other provision of this Employment Agreement by that party or any other party.



13.      Tax Withholding

The Company shall have the right to withhold from any and all payments required to be made to the Executive pursuant to this Agreement all federal, state, local, and/or other taxes, which the Company determines, are required to be withheld in accordance with applicable statutes and regulations.

14.      Notice

Any notice given to the Executive pursuant to this Agreement shall be sufficiently given if sent to him by registered or certified mail addressed to him at his home address or such other address or addresses as the Executive shall designate in writing to the Company. Any notice given to the Company pursuant to this Agreement shall be sufficiently given if sent to the Company by registered or certified mail to the Company's address or such other address as the Company shall designate by written notice to the Executive.

15.      Governing Law

This Agreement shall be construed in accordance with the laws of the State of West Virginia.

16.      Headings and Use of Terms

Headings used in this Agreement have been inserted solely for convenience of reference and in no way define or limit the scope or substance of any provision of this Agreement. Whenever any words are used in this Agreement in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever words are used in this Agreement in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

17.      Binding Effect

This Agreement is binding upon the parties hereto, their heirs, executors, administrators, successors or permitted assigns.

IN WITNESS WHEREOF, and with intent to be legally bound, the parties hereto have executed this Agreement effective as of the day and year first above written.

Attest:                                    First National Bankshares Corporation



By: /s/ Charles A. Henthorn                By:/s/ Ronald B. Snyder
---------------------------                -------------------------------
Title: Secretary                           Title:  Chairman


                                           Executive


/s/ Charles A. Henthorn                    By: /s/ L. Thomas Bulla
-----------------------                    -------------------------------
         Witness                           L. Thomas Bulla

                                  EXHIBIT (11)
               BASIC AND DILUTED COMPUTATION OF EARNINGS PER SHARE


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



                                  EXHIBIT (12)
                              COMPUTATION OF RATIOS


Net Income Per Share                               =     Net Income/Average Common Shares Outstanding

Cash Dividends Per Share                           =     Dividends Paid/Average Common Shares Outstanding

Book Value Per Share                               =     Total Shareholders' Equity/Average Common Shares
                                                          Outstanding

Return on Average Assets                           =     Net Income/Average Assets

Return on Average Shareholders' Equity             =     Net Income/Average Shareholders' Equity

Net Interest Margin                                =     Net Interest Income/Average Earning Assets

Noninterest Expense to Average Assets              =     Noninterest Expense/Average Assets

Efficiency Ratio                                   =     Noninterest Expense/(Net Interest Income Plus
                                                          Noninterest Income)

Average Loans to Deposits                          =     Average Net Loans/Average Deposits Outstanding

Dividend Payout                                    =     Dividends Declared/Net Income

Average Shareholders' Equity to Average Assets     =     Average Shareholders' Equity/Average Assets

Tier I Capital Ratio                               =     Shareholders' Equity - Intangible Assets -
                                                          Securities Mark-to-market Capital Reserve
                                                          (Tier I Capital)/ Risk Adjusted Assets

Total Capital Ratio                                =     Tier I Capital Plus Allowance for Loan
                                                          Losses/Risk Adjusted Assets

Tier I Leverage Ratio                              =     Tier I Capital/Average Assets

Net Charge-offs to Average Loans                   =     (Gross Charge-offs Less Recoveries)/ Average Net Loans

Non-performing Loans to Period End Loans           =     (Nonaccrual Loans Plus Loans Past Due 90 Days or
                                                          Greater)/Gross Loans Net of Unearned Interest)

Non-performing Assets to Period End Assets         =     (Nonaccrual Loans Plus Loans Past Due 90 Days or
                                                          Greater Plus Other Real Estate)/Total Assets

Allowance for Loan Losses to Period                =     Loan Loss Reserve/(Gross Loans Net of
 End Loans                                                Unearned Interest)

Allowance for Loan Losses to Non-                  =     Loan Loss Reserve/(Nonaccrual Loans Performing
 Loans                                                    Plus Loans Past Due 90 days or Greater)







                                       63
                                  EXHIBIT (21)
                         SUBSIDIARIES OF THE REGISTRANT


FIRST NATIONAL BANK, a national banking association organized under the laws of the United States of America.

FNB INSURANCE, LLC, a West Virginia limited liability company.


















































                                 EXHIBIT (23) A
                          CONSENT OF ERNST & YOUNG LLP




We consent to the inclusion in this Annual Report (Form 10-K) of First National Bankshares and subsidiaries of our report dated February 18, 2002, on its consolidated financial statements as of December 31, 2001 and 2000 and for the years then ended.


                                                      /S/ Ernst & Young LLP



Charleston, West Virginia
February 18, 2002

                                 EXHIBIT (23) B
                      CONSENT OF ARNETT & FOSTER, P.L.L.C.




Securities and Exchange Commission
Washington, D.C.

We hereby consent to the inclusion in this Annual Report on Form 10-K of our report dated February 4, 2000, on our audit of the consolidated financial statements of First National Bankshares Corporation as of December 31, 1999 and for the year then ended.


                                                  /S/ ARNETT & FOSTER, P.L.L.C.



Charleston, West Virginia
March 25, 2002

                                  EXHIBIT (99)
                         REPORT OF INDEPENDENT AUDITORS


                      (ARNETT & FOSTER, P.L.L.C. LETTERHEAD)

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First National Bankshares Corporation
 and subsidiary
Ronceverte, West Virginia

We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bankshares Corporation and subsidiary as of December 31, 1999, and the results of their operations and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

                             /S/ARNETT & FOSTER, P.L.L.C.






Charleston, West Virginia
February 4, 2000