Form 10-Q
period 2002-03-31
FIRST NATIONAL BANKSHARES CORP
filed 2002-05-14
CIK 814178

1



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the quarterly period ended March 31, 2002
                    --------------------------------

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

      For the transition period from              to
             ---------------------------------------------------------

                        Commission File Number: 33-14252

                      FIRST NATIONAL BANKSHARES CORPORATION
               (Exact name of registrant as specified in its charter)

West Virginia                                               62-1306172
--------------------------                            -------------------
(State or other jurisdiction                            (I.R.S.Employer
of incorporation)                                        Identification No.)

One Cedar Street, Ronceverte, West Virginia                   24970
---------------------------------------------              -----------
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

The number of shares outstanding of the issuer's classes of common stock as of May 1, 2002:

                   Common Stock, $1 par value -- 981,780 shares


                          THIS REPORT CONTAINS 20 PAGES

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2002

                                      INDEX



PART I.   FINANCIAL INFORMATION                                                                                   PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                                                               3

              Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 2002 and 2001                                                         4

              Condensed Consolidated Statements of Shareholders' Equity -
                  Three Months Ended March 31, 2002 and 2001                                                         5

              Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001                                                         6

              Notes to Condensed Consolidated Financial Statements                                                7-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     11 - 17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            17



PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                     18

     Item 2.  Changes in Securities                                                                               none

     Item 3.  Defaults upon Senior Securities                                                                     none

     Item 4.  Submission of Matters to a Vote of Security Holders                                                   18

     Item 5.  Other Information                                                                                     18

     Item 6.  Exhibits and Reports on Form 8-K                                                                      18



          SIGNATURES                                      19








                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands of dollars)


                                                                                            March 31,         Dec. 31,
                                                                                               2002             2001 (1)
                                                                                         ---------------  ---------------
                                         ASSETS

Cash and due from banks                                                                  $       2,487    $       3,570

Interest-bearing deposits with other banks                                                         181            2,139

Federal funds sold                                                                               6,361               13

Securities available for sale                                                                   12,321           11,161
Securities held to maturity (estimated fair value

   of $6,270                                                                                     6,162            7,166
Loans, less allowance for loan losses of $909 and

   $837, respectively                                                                          104,893          102,801

Bank premises and equipment, net                                                                 2,796            2,456

Accrued interest receivable                                                                        761              711

Other real estate owned acquired in settlement of loans                                            796              796

Other assets                                                                                       580              506
                                                                                         ---------------  ---------------
      Total assets                                                                       $     137,338    $     131,319
                                                                                         ===============  ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits

   Noninterest-bearing                                                                   $      14,835           15,536

   Interest-bearing                                                                            105,384           99,084
                                                                                         ---------------  ---------------
      Total deposits
                                                                                               120,219          114,620

Short-term borrowings                                                                            3,854            3,401

Other liabilities                                                                                  943            1,034

Long-term borrowings                                                                               438              442
                                                                                         ---------------  ---------------
      Total liabilities                                                                        125,454          119,497
                                                                                         ---------------  ---------------

Shareholders' equity
Common stock, $1.00 par value, authorized

   10,000,000 shares, issued 981,780 shares                                                        982              982

Capital surplus                                                                                  1,188            1,188

Retained earnings                                                                                9,737            9,640

Accumulated other comprehensive (loss) income                                                      (23)              12
                                                                                         ---------------  ---------------

      Total shareholders' equity                                                                11,884           11,822
                                                                                         ---------------  ---------------
      Total liabilities and shareholders' equity                                         $     137,338    $     131,319
                                                                                         ===============  ===============



(1) Extracted from December 31, 2001 audited financial statements.



            See Notes to Condensed Consolidated Financial Statements

             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,
                  (In thousands of dollars, except per share data)


                                                                                               2002             2001
                                                                                         ---------------- ---------------
Interest income

   Interest and fees on loans                                                            $        1,936   $       1,987
   Interest and dividends on securities:

      Taxable                                                                                       150             237

      Tax-exempt                                                                                     44              39

   Interest on Federal funds sold and interest-bearing deposits                                      19              32
                                                                                         ---------------- ---------------

         Total interest income                                                                    2,149           2,295
                                                                                         ---------------- ---------------

Interest expense

   Deposits                                                                                         742           1,026

   Short-term borrowings                                                                             17              78

   Long-term borrowings                                                                               6               7
                                                                                         ---------------- ---------------

         Total interest expense                                                                     765           1,111
                                                                                         ---------------- ---------------


         Net interest income                                                                      1,384           1,184

Provision for loan losses                                                                           105              30
                                                                                                ---------         -------
         Net interest income after provision for loan losses                                      1,279           1,154
                                                                                         ---------------- ---------------

Noninterest income

   Service fees                                                                                     107              81

   Secondary loan market fees                                                                        63              10

   Other income                                                                                      20              24
                                                                                         ---------------- ---------------

         Total noninterest income                                                                   190             115
                                                                                         ---------------- ---------------

Noninterest expense

   Salaries and employee benefits                                                                   560             431

   Net occupancy expense                                                                             84              70

   Equipment rental, depreciation and maintenance                                                   103              67

   Data processing                                                                                   95              85

   Advertising                                                                                       38              25

   Professional and legal                                                                            33              26

   Mailing and postage                                                                               28              22

   Directors' fees and shareholder expenses                                                          38              31

   Stationary and supplies                                                                           41              31

   Other operating expenses                                                                         120             102
                                                                                         ---------------- ---------------

         Total noninterest expense                                                                1,140             890
                                                                                         ---------------- ---------------


Income before income taxes                                                                          329             379

Income tax expense                                                                                  104             121
                                                                                         ---------------- ---------------
Net income                                                                               $          225   $         258
                                                                                         ================ ===============

Basic earnings per common share                                                          $         0.23   $        0.27
                                                                                         ================ ===============
Diluted earnings per common share                                                        $         0.23   $        0.26
                                                                                         ================ ===============

            See Notes to Condensed Consolidated Financial Statements




             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          THREE MONTHS ENDED MARCH 31,
                          (In thousands of dollars)


                                                                                               2002             2001
                                                                                         ---------------  ---------------
Balance, beginning of period                                                             $      11,822     $     10,986
Comprehensive (loss) income

   Net income                                                                                      225              258
   Other comprehensive (loss) income, net of deferred
      income tax (benefit) of ($22) and $28, respectively:

         Unrealized (losses) gains on securities                                                   (35)              43
                                                                                         ---------------  ---------------

      Total comprehensive income                                                                   190              301
                                                                                         ---------------  ---------------
Cash dividends declared ($0.13 per share, respectively)
                                                                                                  (128)            (126)
                                                                                         ---------------  ---------------

Balance, end of period                                                                   $      11,884     $      11,161
                                                                                         ===============  ===============










































            See Notes to Condensed Consolidated Financial Statements



             FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                            (In thousands of dollars)


CASH FLOWS FROM OPERATING ACTIVITIES                                                           2002             2001
                                                                                         ---------------  ---------------
Net income                                                                                $        225      $       258
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                                       76               52

Provision for loan losses                                                                          105               30

Loss on disposal of premises and equipment                                                           3                -

Deferred income tax benefit                                                                        (26)             (18)
Amortization of security premiums (accretion) of

   security discounts, net                                                                           2               (5)

(Increase) decrease in accrued interest receivable                                                 (50)             179

Increase in other assets                                                                           (26)             (53)

(Decrease) increase in other liabilities                                                           (72)             108
                                                                                         ---------------  ---------------

Net cash provided by operating activities                                                          237              551
                                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities and calls of securities available for sale                              2,263            5,000

Proceeds from maturities and calls of securities held to maturity                                1,015            2,615

Purchases of securities available for sale                                                      (3,493)          (2,000)

Purchases of securities held to maturity                                                             -          (18,280)

Net increase in loans                                                                           (2,197)          (2,810)

Purchases of bank premises and equipment                                                          (419)             (17)

Proceeds from sale of premises and equipment                                                         -                5

Lease payments collected on other real estate owned                                                  -                7
                                                                                         ---------------  ---------------
                                                                                                                (15,480)
Net cash used in investing activities                                                           (2,831)
                                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand deposits, NOW and savings accounts                                        5,238              675

Net increase in time deposits                                                                      361            4,081

Net increase in short-term borrowings                                                              453           15,047

Principal payments on long-term borrowings                                                          (4)              (4)

Dividends paid                                                                                    (147)            (291)
                                                                                         ---------------  ---------------

Net cash provided by financing activities                                                        5,901           19,508
                                                                                         ---------------  ---------------


Increase in cash and cash equivalents                                                            3,307            4,579

Cash and cash equivalents:

Beginning                                                                                        5,722            2,053
                                                                                         ---------------  ---------------


Ending                                                                                    $      9,029     $      6,632
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

The condensed consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 2001 audited financial statements and Form 10-K.

Certain amounts in the condensed consolidated financial statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.


Note 2.   Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                                                          March 31, 2002
                                                                                                             Estimated
                                                        Amortized        Unrealized       Unrealized           Fair
                                                          Cost             Gains            Losses             Value
                                                    ---------------- ----------------- ----------------  ----------------
Available for Sale
  Taxable:
   U.S. Government agencies and corporations        $        11,894  $             33  $            70   $        11,857
   Federal reserve bank stock                                    57                 -                -                57
   Federal home loan bank stock                                 383                 -                -               383
   Other equities                                                22                 -                -                22
                                                    ---------------- ----------------- ----------------  ----------------
      Total taxable                                          12,356                33               70            12,319

Tax-exempt
   Federal reserve bank stock                                     2                 -                -                 2
                                                    ---------------- ----------------- ----------------  ----------------

      Total Securities Available for Sale           $        12,358  $             33  $            70   $        12,321
                                                    ================ ================= ================  ================




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      March 31, 2002
                                                                                                             Estimated
                                                        Amortized        Unrealized       Unrealized           Fair
                                                          Cost             Gains            Losses             Value
                                                    ---------------- ----------------- ----------------  ----------------
Held to maturity:
  Taxable:
   U.S. Government agencies and corporations        $         1,998  $             26  $             -   $         2,024
   State and political subdivisions                             455                16                -               471
                                                    ---------------- ----------------- ----------------  ----------------
      Total taxable                                           2,453                42                -             2,495

Tax-exempt
   State and political subdivisions                           3,709                68                2             3,775
                                                    ---------------- ----------------- ----------------  ----------------

      Total securities held to maturity             $         6,162  $            110  $             2   $         6,270
                                                    ================ ================= ================  ================

                                                                                    December 31, 2001
                                                                                                             Estimated
                                                        Amortized        Unrealized       Unrealized           Fair
                                                          Cost             Gains            Losses             Value
                                                    ---------------- ----------------- ----------------  ----------------
Available for Sale
  Taxable:
   U.S. Government agencies and corporations        $        10,414  $             62  $            42   $        10,434
   Federal reserve bank stock                                    57                 -                -                57
   Federal home loan bank stock                                 646                 -                -               646
   Other equities                                                22                 -                -                22
                                                    ---------------- ----------------- ----------------  ----------------
      Total taxable                                          11,139                62               42            11,159

Tax-exempt
   Federal reserve bank stock                                     2                 -                -                 2
                                                    ---------------- ----------------- ----------------  ----------------

      Total Securities Available for Sale           $        11,141  $             62  $            42   $        11,161
                                                    ================ ================= ================  ================

Held to maturity:
  Taxable:
   U.S. Government agencies and corporations        $         2,985  $             42  $             -   $         3,027
   State and political subdivisions                             470                14                -               484
                                                    ---------------- ----------------- ----------------  ----------------
      Total taxable                                           3,455                56                -             3,511

Tax-exempt
   State and political subdivisions                           3,711                70                1             3,780
                                                    ---------------- ----------------- ----------------  ----------------

      Total securities held to maturity             $         7,166  $            126  $             1   $         7,291
                                                    ================ ================= ================  ================







              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 2002 are summarized as follows (in thousands):

                                                           Held To Maturity   Available for Sale
                                                                         Estimated                           Estimated
                                                        Amortized           Fair           Amortized           Fair
                                                          Cost             Value             Cost              Value
                                                    ---------------- ----------------- ----------------  ----------------
Due within 1 year                                   $         2,000  $          2,007  $         2,874   $         2,894
Due after 1 but within 5 years                                3,336             3,420            9,020             8,963
Due after 5 but within 10 years                                 371               372                -                 -
Due after 10 years                                              455               471                -                 -
Equity securities                                                 -                 -              464               464
                                                    ---------------- ----------------- ----------------  ----------------
                                                    $         6,162  $          6,270  $        12,358   $        12,321
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


Note 3.   Loans
Total loans as of March 31, 2002 and December 31, 2001 are summarized as follows
(in thousands):

                                                                                           2002                2001
                                                                                   ------------------  ------------------
Commercial, financial and agricultural                                             $          45,869   $          42,541
Real estate - construction                                                                       883               1,163
Real estate - mortgage                                                                        43,484              44,399
Installment loans to individuals                                                              13,472              13,236
Other                                                                                          2,094               2,299
                                                                                   ------------------  ------------------
   Total loans                                                                               105,802             103,638
Less allowance for loan losses                                                                   909                 837
                                                                                   ------------------  ------------------
   Loans, net                                                                      $         104,893   $         102,801
                                                                                   ==================  ==================


Note 4.   Allowance for Credit Losses
An analysis of the allowance for loan losses is presented below (in thousands) for the three-month periods ended March 31, 2002 and 2001:


                                                                                                             Dec. 31,
                                                                       2002                2001                2001
                                                               ------------------  ------------------  ------------------
Balance, beginning of period                                   $            837    $            619    $            619

   Loans charged off                                                         40                   3                  56
   Recoveries                                                                 7                   5                  17
                                                               ------------------  ------------------  ------------------
      Net losses (recoveries)                                                33                  (2)                 39
                                                               ------------------  ------------------  ------------------

   Provision for loan losses                                                105                  30                 257
                                                               ------------------  ------------------  ------------------

Balance, end of period                                         $            909    $            651    $            837
                                                               ==================  ==================  ==================







              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total recorded investment in impaired loans at March 31, 2002 approximated $149,000, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $0. All impaired loans at March 31, 2002 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.   Commitments and Contingencies
The Company's subsidiary bank is, through the ordinary course of business, party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at March 31, 2002 and December 31, 2001, and the contract amount of commitments to lend are as follows, in thousands of dollars:

                                              March 31,       Dec. 31,
                                                 2002           2001
                                             -------------  -------------
Commitments to extend credit                  $15,613         $15,372
                                             =============  =============

Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to have commitments related to various legal actions, commitments to extend credit, and employment contracts arising in the normal course of business.

Note 6.   Earnings per share
Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For purposes of computing basic earnings per share, weighted average shares outstanding were 981,780 and 971,265 for the quarters ended March 30, 2002 and 2001, and the dilutive effect of stock options approximated 3,483 shares and 5,009 shares for the quarters ended March 30, 2002 and 2001.


































                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the "Company" or "Bankshares"), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K.

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

EARNINGS SUMMARY
The Company reported net income of $225,000 for the three months ended March 31, 2002 compared to $258,000 for the quarter ended March 31, 2001, representing a 12.8% decrease. An increase in net interest income was mitigated by an increase in the provision for loan losses and higher operating costs following the opening of a de novo branch in Covington, Virginia on February 4, 2002. Basic earnings per common share was $0.23 for the quarter ended March 31, 2002 compared to the $0.27 reported for the first quarter of 2001. An analysis of the contribution of each major component of the statement of income to basic earnings per share is presented in the following chart for the three-month periods ended March 31, 2002 and 2001:


                                                        -----------------------------------------
                                                                                      Increase
                                                            2002          2001       (Decrease)
                                                        ------------- ------------- -------------

Interest income                                           $     2.19    $     2.36    $   (0.17)
Interest expense                                                0.78          1.14        (0.36)
                                                        ------------- ------------- -------------
   Net interest income                                          1.41          1.22         0.19
Provision for loan losses                                       0.11          0.03         0.08
                                                        ------------- ------------- -------------
   Net interest income after
      provision for loan losses                                 1.30          1.19         0.11
                                                        ------------- ------------- -------------
Non-interest income                                             0.20          0.12         0.08
Non-interest expense                                            1.16          0.92         0.24
                                                        ------------- ------------- -------------
   Income before income taxes                                   0.34          0.39        (0.05)
Income tax expense                                              0.11          0.12        (0.01)
                                                        ------------- ------------- -------------
   Net income                                            $      0.23     $    0.27    $   (0.04)
                                                        ============= ============= =============


The Company's annualized return on average assets (ROA) for the first quarter of 2002 was 0.67% compared to 0.88% for the first quarter of 2001. Annualized return on average shareholders' equity (ROE) was 7.6% for the first quarter of 2002 compared to 9.1% in the first quarter of 2001.

NET INTEREST INCOME
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended March 31, 2002 and 2001, the tax-equivalent adjustment was $23,000 and $20,000, respectively.

Net interest income on a fully tax-equivalent basis totaled $1,407,000 for the three-month period ended March 31, 2002 compared to $1,204,000 for the same period of 2001, representing an increase of $203,000 or 16.9%. As shown in Table II, the net increase is predominantly a result of the growth in volume of the Company's interest-earning assets relative to the growth in its interest-bearing liabilities. A larger portion of the asset funding has come from noninterest-bearing deposits, which has benefited the Company's net interest income and ultimately, the net yield on its interest-earning assets which increased from 4.33% in 2001 to 4.41% in 2002.

Interest rates have stabilized during the first quarter following a period of consecutive cuts in 2001. Positive economic news has prompted the Federal Reserve to take a "neutral stance" with regards to its current interest rate policy, which may indicate that interest rates have bottomed out. Although the declining rate environment in 2001 has impacted the Company's yield on its interest-earning assets (6.81% in 2002 versus 8.32%) and its interest bearing liabilities (2.88% in 2002 versus 4.75% in 2001), the net impact of the lower interest rate environment has been minimal with an incremental cost to net interest income of $31,000 or 2.2% of net interest income.

Further analysis of the Company's yields on interest earning assets and interest bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level, which is considered adequate in relation to the estimated risk inherent in the loan portfolio. Management considers various factors in determining the amount of the provision for loan losses including overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience and general economic conditions. The provision for loan losses was $105,000 and $30,000 for the first quarter of 2002 and 2001, respectively. Loan growth and the anticipated impact on asset quality due to a slower economy have dictated an increase in the provision. See further discussion of loan quality and the related allowance for loan losses in the LOAN PORTFOLIO section of this analysis.

NONINTEREST INCOME
Noninterest income includes revenues from all sources other than interest income and yield related loan fees. For the three-month period ended March 31, 2002, noninterest income totaled $190,000, which is an improvement of $75,000 or 65.2% from the $115,000 that was recorded during the first quarter of 2001. Stated as a percentage of average assets, noninterest income was approximately 0.56% for 2002 and 0.39% 2001.

Service fees increased $26,000 or 32.1% in 2002 due to the implementation of a new service fee schedule in the second quarter of 2001. Management expected the increase to be greater, however, in light of the current economic conditions and given time to adjust to the new fee schedule, customers have changed or adjusted their transaction activity in order to minimize service charges. As a result, this line item is expected to be similar to the results achieved in 2001 for the remaining balance of the year.

Secondary loan market fees increased $53,000 or 530.0% in 2002. The favorable interest rate environment, the opening of a new office in Covington, Virginia and the dedication of Company resources, consisting principally of two full-time staff responsible for handling the deal flow, has aided in the increase. Although an increase in mortgage rates, which has begun to occur, will likely curb a portion of the demand for refinances, management anticipates that the fee income from this product will be favorable over the remaining year when compared 2001.

NONINTEREST EXPENSE
Noninterest expense comprises overhead costs, which are not related to interest expense, income taxes or the provision for loan losses. As of March 31, 2002, the Company's noninterest expense totaled $1,140,000, representing an increase of $250,000, or 28.1% from the $890,000 reported in the first quarter of 2001. The majority of the increase in operating costs is attributable to the opening of the new branch in Covington. Direct expenses, such as salaries, occupancy and equipment costs, associated with the location were approximately $109,000 for the first quarter. This figure, which is less than expected, includes several nonrecurring or front-loaded items incurred in connection with opening the office and generating initial market share, therefore, this amount may not be indicative of the ongoing expense of the office. Following is a discussion of the significant expense line items.

Salaries and employee benefits, the Company's largest noninterest expense, increased $129,000 when compared 2001. Over the past fiscal year, the Company's full-time staff has grown by nine employees, which includes six incremental employees hired to staff the Covington branch and the hiring of three additional staff to handle the transaction flow following the dramatic internal growth experienced by the Company. The increase in staff coupled with the related employee benefits has accounted for the majority of the increase in this line item.

Net occupancy, equipment rental, depreciation and maintenance increased $50,000 in 2002. An increase in depreciation accounted for approximately $25,000 or 50.0% of the increase, wherein the addition of the Covington branch and various capital outlays in the second half of the 2001 contributed greatly to the increase. The remaining increase came from nonrecurring noncapital expenses incurred in the startup phase of the Covington location and an increase in the Company's maintenance fees due to the addition of Covington's equipment to the fee schedules.
================================================================================

                                     TABLE I

                            AVERAGE BALANCE SHEET AND
                          NET INTEREST INCOME ANALYSIS
                            (In thousands of dollars)

                                                                     Three Months Ended      Three Months Ended
                                                                   March 31, 2002                 March 31, 2001
                                                           Average     Interest Yield/      Average     Interest Yield/
                                                           Balance       (1)     Rate       Balance       (1)     Rate
                                                        -------------------------------- --------------------------------
INTEREST-EARNING ASSETS

    Loans, net of unearned income                       $    105,340     $ 1,936  7.35%   $    89,562    $  1,987  8.87%
    Securities:
        Taxable                                               13,868         150  4.33%        16,112         237  5.88%
        Tax-exempt  (1)                                        3,712          67  7.18%         3,266          59  7.23%
                                                        -------------------------------- --------------------------------
              Total securities                                17,580         217  4.93%        19,378         296  6.11%
                                                        -------------------------------- --------------------------------
   Federal funds sold and interest-bearing deposits            4,557          19  1.67%         2,353          32  5.44%
                                                        -------------------------------- --------------------------------
              Total interest-earning assets                  127,477       2,172  6.81%       111,293       2,315  8.32%
                                                        -------------------------------- --------------------------------
NONINTEREST-EARNING ASSETS
    Cash and due from banks                                    3,023                            2,707
    Bank premises and equipment                                2,675                            1,513
    Other assets                                               2,698                            2,587
    Allowance for loan losses                                  (874)                            (635)
                                                        -------------                    -------------
             Total assets                               $   134,999                        $ 117,465
                                                        =============                    =============

INTEREST-BEARING LIABILITIES

    Demand deposits                                     $     16,213          27  0.67%        12,853          68  2.12%
    Savings deposits                                          51,567         336  2.61%        37,217         413  4.44%
    Certificates of deposit                                   34,301         379  4.42%        36,971         546  5.91%

                                                         ------------ ------------------   ----------- ------------------
            Total interest-bearing deposits                  102,081         742  2.91%        87,041       1,027  4.72%
                                                        -------------------------------- --------------------------------
    Short-term borrowings                                      3,780          17  1.80%         6,030          77  5.11%
    Long-term borrowings                                         439           6  5.47%           456           7  6.14%
                                                         ------------ ------------------   ----------- ------------------

            Total other interest-bearing                       4,219          23  2.18%         6,486          84  5.18%
liabilities
                                                        -------------------------------- --------------------------------
            Total interest-bearing liabilities               106,300         765  2.88%        93,527       1,111  4.75%
                                                        -------------------------------- --------------------------------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                           15,432                           11,579
    Other liabilities                                          1,377                              978
    Shareholders' equity                                      11,890                           11,381
                                                        -------------                    -------------
           Total liabilities and shareholders'          $    134,999                      $   117,465
                     equity                             =============                    =============


NET INTEREST EARNINGS                                                     $1,407                          $1,204
                                                                     ============                     ============

NET YIELD ON INTEREST-EARNING ASSETS                                              4.41%                            4.33%
                                                                                ========                         ========


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2002 and 2001.
(2) - For purposes of this table, nonaccruing loans are included in average loan balances and loan fees are included in interest income.

================================================================================

================================================================================

                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                           (In thousands of dollars)

                                                                            Three Months Ended
                                                                      March  31,  2002 vs.  March  31, 2001
                                                                          Increase (Decrease)
                                                                          Due   to    Changes
                                                                                 in:
                                                               --------------- -------------- ---------------
                                                                  Volume (1)      Rate (1)         Total
                                                               --------------- -------------- ---------------
INTEREST EARNING ASSETS
    Loans                                                       $        320    $      (371)            (51)
    Securities:
        Taxable                                                          (30)           (57)            (87)
        Tax-exempt (2)                                                     8              -               8
                                                               --------------- -------------- ---------------
              Total securities                                           (22)           (57)            (79)
                                                               --------------- -------------- ---------------
    Federal funds sold and interest-bearing deposits                      18            (31)            (13)
Total interest earning assets                                            316           (459)           (143)
                                                               --------------- -------------- ---------------

INTEREST BEARING LIABILITIES
    Demand deposits                                                       14            (55)            (41)
    Savings deposits                                                     127           (204)            (77)
    Time Deposits                                                        (37)          (130)           (167)
    Short-term borrowings                                                (22)           (38)            (60)
    Long-term borrowings                                                   -             (1)             (1)
                                                               --------------- -------------- ---------------
            Total interest bearing liabilities                            82           (428)           (346)
                                                               --------------- -------------- ---------------


NET INTEREST EARNINGS                                          $         234    $       (31)  $         203
                                                               =============== ============== ===============

(1) - The changes in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) - Tax-exempt securities income has been calculated based upon a fully tax-equivalent basis using the rate of 34%.


================================================================================

INCOME TAXES
The Company's income tax expense, which includes both federal and state income taxes, totaled $104,000 for the three-month period ended March 31, 2002 compared to $121,000 for same period of 2001. The effective tax rate approximated 31.6% and 31.9% for the three months ended March 31, 2002 and 2001, respectively.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $137,338,000 at March 31, 2002, compared to $131,319,000 at December 31, 2001, representing an increase of $6,019,000 or 4.6%. Average total assets were $134,999,000 during the quarter. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
The Bank's total securities portfolio increased marginally from its year-end balance. The carrying amount of the portfolio was $18,483,000 at March 31, 2002 compared to $18,327,000 at December 31, 2001. This represents 13.4% of total assets at March 31, 2002 compared to 14.0% at December 31, 2001. The ratio of securities designated as Available for Sale ("AFS") versus Held to Maturity ("HTM") continues to shift towards AFS. With this designation, the Company can more adequately meet its liquidity demands, should the need arise. Future designations of HTM will likely be limited to the purchase of small blocks of municipal securities. A more detailed discussion of the securities portfolio may be found in Note 3 of the condensed consolidated financial statements found in
Item I.

It is the Bank's philosophy to minimize its involvement in overnight funds, however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its position in the overnight market in 2002 has been $4,557,000 and is approximately $1,985,000 less than the quarter end balance of $6,542,000. The balance at March 31, 2002 was up due to 1) deposit growth in the Covington market discussed below and 2) various customers having funds on deposit in order to meet various obligations, such as tax payments, which is consistent with the trend experienced in the prior year.

Loan Portfolio and Asset Quality
Gross loans increased $2,164,000 or 2.1% from December 31, 2001. On average, gross loans totaled $105,340,000 during the first quarter, an increase of $15,778,000 or 17.6% from the same period in 2001. Although economic expansion has been a slow but steady pace in the Company's primary market area (Greenbrier County), the Company has experienced a migration of loan customers from local competitors as a result of cultural differences and personal preferences following consolidations of two competitors. The Company's new location in Covington, Virginia was responsible for approximately $807,000 or 37.3% of the growth, which exceeded management's expectations for the quarter. When combined with the existing portfolio of loans from the Covington market that were originated and serviced from the Company's main location in Ronceverte, West Virginia and which will now be serviced from the Covington location, the Covington branch has made significant progress in meeting an important first benchmark - breaking even. Management estimates that it will take two to three years to reach this goal.

The allowance for loan losses was $909,000 at March 31, 2002 compared to $837,000 at December 31, 2001. Expressed as a percentage of loans, the allowance for loan losses was 0.86% and 0.81% at March 31, 2002 and December 31, 2001, respectively. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance that encompasses evaluating problem credits and their potential loss, if any. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio. See Note 4 of the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the three-month periods ended March 31, 2002 and 2001, and for the year ended December 31, 2001. A summary of the Company's past due loans and nonperforming assets is provided in the following table:

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                                 (in thousands of dollars)

                                                            March 31,      March 31,        Dec. 31,
                                                               2002           2001            2001
                                                         --------------- -------------- ---------------
Loans past due 90 or more days still accruing             $           -  $           -   $           -
                                                         =============== ============== ===============
Nonperforming assets:
   Nonaccrual loans                                       $         208  $         246   $         294
   Other real estate owned                                          796          1,006             796
                                                         --------------- -------------- ---------------
                                                         --------------- -------------- ---------------
      Total nonperforming assets                          $       1,004  $       1,252   $       1,090
                                                         =============== ============== ===============
      Nonperforming assets as a % of total assets                  0.7%           0.9%            0.8%
                                                         =============== ============== ===============

Total nonperforming assets at March 31, 2002 decreased $86,000 from its December 31, 2001 balance. At March 31, 2002, nonaccrual loans consisted mainly of two credits, one of which was restored to accrual status subsequent to the quarter end ($59,000). The second credit is a commercial loan ($149,000), which has been deemed impaired. No loss is anticipated on the credit as the collateral value is in excess of the carrying amount. Included in other real estate owned is a parcel of commercial property with a carrying amount of $796,000 as of March 31, 2002. The property is currently vacant and the Company is actively pursuing the sale of the property.

Deposits and Other Funding Sources
Total deposits at March 31, 2002 increased $5,599,000 or 4.9% from December 31, 2001. On average, deposits totaled $117,513,000 during the quarter, which compares to $114,620,000 on hand as of December 31, 2001. The following table summarizes the quarter-end and average deposit mix for March 31, 2002 as compared to December 31, 2001:



                                                        Avg. YTD         % Inc./Dec.
                                                         Balance      Since Dec. 31, 2001:
                                         March 31,      March 31,     Mar. 31,   Avg. YTD
                                            2002            2002         2002      Balance
                                       -------------- ---------------------------------------
Demand deposits                         $     32,358   $   31,645        3.3%       1.1%
Savings                                       53,522       51,567        8.5%       4.5%
Certificates of deposit                       34,339       34,301        1.1%       1.0%
                                       -------------- ---------------
   Total deposits                       $    120,219   $  117,513        4.9%       2.5%
                                       ============== ===============

The opening of the Covington branch has had a significant impact on the Company's deposit growth. This location was responsible for $3,254,000 or 58.1% of the total growth experienced in the first quarter and has exceed management's expectations for the quarter. The deposit mix at the new location is similar to the consolidated mix shown in the above table. Deposit growth from the Company's previous locations has slowed following a rapid increase over an 18-month period. Competition for deposits remains acute in Greenbrier County, West Virginia where the majority of the growth was previously experienced. Overall, Management remains confident that further penetration into the Covington market will augment any slow down in deposit growth in the Company's other markets.

Over the past year and coinciding with the fall in interest rates, there has been a distinct trend for depositor preference in short-term, liquid deposits, which yield a competitive return. This preference has led to significant growth in the Company's savings balance relative to other deposit products. As illustrated above, savings deposits have grown 8.5% since December 31, 2001. This trend is likely to continue should interest rates remain at their low levels and should equity markets continue to be highly volatile.

The Company's involvement in short-term borrowings during the quarter consisted entirely of repurchase agreements entered into with various customers and did not materially differ from the December 31, 2001 balance.

LIQUIDITY
Liquidity reflects the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits, which totaled $9,029,000 at March 31, 2002 versus $5,722,000 at December 31, 2001. For the quarter, the average balance of its liquid assets totaled $7,580,000.

The Company's liquidity is further enhanced by the availability of $4,874,000, at amortized cost, in debt securities maturing within one year as of March 31, 2002. Also, the Company has classified additional debt securities with an estimated fair value at March 31, 2002 totaling $8,963,000 as available for sale in response to an unforeseen need for liquidity. Additionally, the Company has approximately $48,400,000 in available lines of credit with various correspondent banks should the need arise. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company's liquidity.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company's management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders' equity at March 31, 2002 was $11,884,000 compared to $11,822,000 at December 31, 2001, representing an increase of $62,000. A reconciliation of the increase is reported in the condensed consolidated statements of shareholders' equity included in Item I. Average total shareholders' equity expressed as a percentage of average total assets was approximately 8.8% at March 31, 2002 compared to 9.0% at December 31, 2001. Cash dividends totaling $128,000, or $0.13 per share were declared during the first quarter of 2002, which is the same dividend rate declared in the first quarter of 2001. These payout levels represented approximately 56.9% and 48.8% of the Company's year-to-date earnings for the three-month periods ended March 31, 2002 and 2001, respectively.

The Company has experienced rapid growth over the past two years, and accordingly, the Company's leverage ratio (equity to assets) has decreased. Although the Company continues to report capital ratios well above minimum guidelines as discussed in the following section, it has become prudent for the Company to curtail the dividend growth rate in order to preserve capital for future internal asset growth and to build a capital position that would allow the Company to react in a timely manner to external growth opportunities should they present themselves. Therefore, dividends are likely to mirror 2001's.

REGULATORY RESTRICTIONS ON CAPITAL AND DIVIDENDS
The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. Management does not anticipate any such restrictions on its dividends in 2002.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table: RISK-BASED CAPITAL RATIOS


                                 March 31, 2002
                                                                                                 Minimum
                                                                                 Actual        Requirement
          Tier 1 risk-based capital ratio                                        11.21%           4.00%
          Total risk-based capital ratio                                         12.13%           8.00%
          Leverage ratio                                                          8.23%           3.00%

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

                                     ITEM 3.
                          QUANTITATIVE AND QUALITATTIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table represents the results of the Company's interest sensitivity simulation analysis as of March 31, 2002 and December 31, 2001. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.


                                                              Annualized Hypothetical %
                                                            Change in Net Interest Income
                                                               March 31,        Dec. 31,
                 Interest rate scenario                          2002             2001
                                                           ------------------ --------------
                 Up 300 basis points                             -11.7            -12.9
                 Up 100 basis points                             -4.5             -4.8
                 Down 100 basis points                            5.6              4.8
                 Down 300 basis points                           10.8              9.8

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

              Exhibit 11, Computation of Per Share Earnings
          b). The Company did not file any Form 8-K, Current Reports during the quarter ended March 31, 2002.






































                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                      FIRST NATIONAL BANKSHARES CORPORATION


                                        By
                                        /s/ L. Thomas Bulla_____________________
                                        L. Thomas Bulla
                                        President and Chief Executive Officer



                                         By
                                        /s/ Charles A. Henthorn___________
                                         Charles A. Henthorn
                                         Secretary/Treasurer, First National
                                         Bankshares Corporation
                                         Chief Operating Officer, First National Bank



                                         By
                                        /s/ Matthew L. Burns________________
                                         Matthew L. Burns
                                         Chief Financial Officer, First National Bank







Date: 5/14/02

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