Form 10-Q
period 2002-06-30
FIRST NATIONAL BANKSHARES CORP
filed 2002-08-14
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

          For the quarterly period ended June 30, 2002
                     -------------------------------

                                    or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

          For the transition period from           to
                   ---------------------------------------


                        Commission File Number: 33-14252

                      FIRST NATIONAL BANKSHARES CORPORATION
              (Exact name of registrant as specified in its charter)

West Virginia                                                   62-1306172
---------------------                                      -------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation)                                         Identification No.)


One Cedar Street, Ronceverte, West Virginia                        24970
---------------------------------------------                   -----------
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

The number of shares outstanding of the issuer's classes of common stock as of August 1, 2002:

                  Common Stock, $1 par value -- 981,780 shares











                          THIS REPORT CONTAINS 23 PAGES

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002

                                      INDEX



                                                                                                                   Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                 June 30, 2002 and December 31, 2001                                                                 3

              Condensed Consolidated Statements of Income -
                Three Months Ended June 30, 2002 and 2001 and
                Six Months Ended June 30, 2002 and 2001                                                              4

              Condensed Consolidated Statements of Shareholders' Equity -
                Three Months Ended June 30, 2002 and 2001 and
                Six Months Ended June 30, 2002 and 2001                                                              5

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2002 and 2001                                                              6

              Notes to Condensed Consolidated Financial Statements                                                7-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                          11-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            18


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                      19

     Item 2. Changes in Securities                                                                                none

     Item 3. Defaults upon Senior Securities                                                                      none

     Item 4. Submission of Matters to a Vote of Security Holders                                                    19

     Item 5. Other Information                                                                                      19

     Item 6.  Exhibits and Reports on Form 8-K                                                                      19

     SIGNATURES                                                                                                     20


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST NATIONAL BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars, except per share data)


                                                                                              June 30,        Dec. 31,
                                                                                                2002          2001 (1)
                                                                                         ---------------- ---------------
                                         ASSETS

Cash and due from banks                                                                   $        2,632  $        3,570
Interest-bearing deposits with other banks                                                           114           2,139
Federal funds sold                                                                                 1,307              13
Securities available for sale                                                                     21,601          11,161
Securities held to maturity (estimated fair value
   of $5,124 and $7,291, respectively)                                                             5,017           7,166
Loans, less allowance for loan losses of $1,003 and
   $837, respectively                                                                            107,009         102,801
Premises and equipment, net                                                                        2,873           2,456
Accrued interest receivable                                                                          769             711
Other real estate owned, net of valuation allowance
   of $262,000 at June 30, 2002                                                                      534             796
Other assets                                                                                         741             506
                                                                                         ---------------- ---------------
      Total assets                                                                        $      142,597  $      131,319
                                                                                         ================ ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Noninterest-bearing                                                                    $       16,107  $       15,536
   Interest-bearing                                                                              110,275          99,084
                                                                                         ---------------- ---------------
      Total deposits                                                                             126,382         114,620

Short-term borrowings                                                                              2,887           3,401
Other liabilities                                                                                    882           1,034
Long-term borrowings                                                                                 434             442
                                                                                         ---------------- ---------------
      Total liabilities                                                                          130,585         119,497
                                                                                         ---------------- ---------------

Shareholders' equity
Common stock, $1.00 par value, authorized
   10,000,000 shares, issued 981,780 shares, respectively                                            982             982
Capital surplus                                                                                    1,188           1,188
Retained earnings                                                                                  9,763           9,640
Accumulated other comprehensive income                                                                79              12
                                                                                         ---------------- ---------------
      Total shareholders' equity                                                                  12,012          11,822
                                                                                         ---------------- ---------------
      Total liabilities and shareholders' equity                                          $      142,597  $      131,319
                                                                                         ================ ===============



(1) Extracted from December 31, 2001 audited financial statements.

            See Notes to Condensed Consolidated Financial Statements




                      FIRST NATIONAL BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 (In thousands of dollars, except per share data)


                                                                       Three Months Ended          Six Months Ended
                                                                            June 30,                   June 30,
                                                                        2002         2001          2002         2001
                                                                    ------------ ------------  ------------ -------------
Interest income
   Interest and fees on loans                                       $     1,910  $     1,983   $     3,846  $      3,970
   Interest and dividends on securities:
      Taxable                                                               205          270           355           507
      Tax-exempt                                                             44           39            88            78
   Interest on Federal funds sold and interest-bearing deposits              26           94            45           126
                                                                      ------------  ------------ ------------- ----------
         Total interest income                                            2,185        2,386         4,334         4,681
                                                                      ------------ ------------  ------------ -------------
Interest expense
   Deposits                                                                 738        1,029         1,480         2,056
   Short-term borrowings                                                     14          109            31           186
   Long-term borrowings                                                       7            7            13            14
                                                                    ------------  ------------ -------------   ----------
         Total interest expense                                             759        1,145         1,524         2,256
                                                                    ------------ ------------  ------------ -------------
         Net interest income                                              1,426        1,241         2,810         2,425

Provision for loan losses                                                   104           40           209            70
         Net interest income after provision for loan losses              1,322        1,201         2,601         2,355
                                                                    ------------ ------------  ------------ -------------
Noninterest income
   Service fees                                                             118          122           225           203
   Secondary market loan fees                                                91           36           154            46
   Securities gains                                                           3            -             3             -
   Other income                                                              32           26            52            50
                                                                    ------------  ------------ -------------   ----------
         Total noninterest income                                           244          184           434           299
                                                                    ------------ ------------  ------------ -------------
Noninterest expense
   Salaries and employee benefits                                           559          446         1,119           877
   Net occupancy expense                                                     83           76           167           145
   Equipment rental, depreciation and maintenance                           107           88           210           154
   Data processing                                                           90           71           185           144
   Advertising                                                               25           21            63            46
   Professional and legal                                                    32           43            65            69
   Mailing and postage                                                       29           21            57            42
   Directors' fees and shareholder expenses                                  30           27            68            58
   Stationery and supplies                                                   34           25            75            56
   Loss on foreclosed real estate                                           262            -           262             -
   Other operating expenses                                                 121          118           241           235
                                                                    ------------  ------------ ------------    ----------
         Total noninterest expense                                         1,372         936         2,512         1,826
                                                                    ------------ ------------  ------------ -------------
Income before income taxes                                                  194          449           523           828
Income tax expense                                                           50          144           154           265
                                                                    ------------ ------------  ------------ -------------
Net income                                                          $       144   $      305     $     369    $      563
                                                                    ============ ============  ============ =============

Basic earnings per common share                                     $      0.15  $      0.31   $      0.38   $      0.58
                                                                    ============ ============  ============ =============
Diluted earnings per common share                                   $      0.15  $      0.31   $      0.37   $      0.57
                                                                    ============ ============  ============ =============

            See Notes to Condensed Consolidated Financial Statements




                      FIRST NATIONAL BANKSHARES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                  (In thousands of dollars, except per share data)


                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                        2002         2001           2002         2001
                                                                   --------------------------  --------------------------
                                                                   $    11,884  $    11,161    $    11,822  $    10,986
Balance, beginning of period
Comprehensive income

   Net income                                                              144          305            369          563
   Other comprehensive income, net of deferred
      income taxes of $65 and $6 for the three- month periods,
      respectively and $43 and $34 for the six- month periods,
      respectively:

         Net unrealized gains on securities                                102            8             67           51
                                                                   --------------------------  --------------------------

      Total comprehensive income                                           246          313            436          614
                                                                   --------------------------  --------------------------
Cash dividends declared
                                                                          (118)        (117)          (246)        (243)
Issued 2,500 shares of common stock pursuant to
   exercise of stock options                                                 -           40              -           40
                                                                   --------------------------  --------------------------
Balance, end of period                                             $    12,012  $    11,397    $    12,012  $    11,397
                                                                   ==========================  ==========================

































            See Notes to Condensed Consolidated Financial Statements



                      FIRST NATIONAL BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                           (In thousands of dollars)


CASH FLOWS FROM OPERATING ACTIVITIES                                                           2002             2001
                                                                                         ---------------- ---------------
Net income                                                                               $          369   $         563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                       161             119
Loss on disposal of premises and equipment                                                            3               1
Security gains on premium calls of securities held to maturity                                       (3)              -
Provision for loan losses                                                                           209              70
Increase in valuation allowance on other real estate owned                                          262               -
Deferred income tax benefit                                                                        (152)            (23)
Net amortization (accretion) of security premiums and discounts                                      20             (82)
(Increase) decrease in accrued interest receivable                                                  (58)            145
(Increase) decrease in other assets                                                                (127)             24
(Decrease) increase in other liabilities                                                             (5)            243
                                                                                         ---------------- ---------------
Net cash provided by operating activities                                                           679           1,060
                                                                                         ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity                                 3,043         103,815
Proceeds from maturities and calls of securities available for sale                               6,263          12,000
Purchases of securities held to maturity                                                           (881)       (105,038)
Purchases of securities available for sale                                                      (16,623)        (13,665)
Net increase in loans                                                                            (4,417)         (5,841)
Purchases of premises and equipment                                                                (580)           (218)
Proceeds from sale of bank premises and equipment                                                     -               5
Lease payments collected on other real estate owned                                                   -              10
                                                                                         ---------------- ---------------
Net cash used in investing activities                                                           (13,195)         (8,932)
                                                                                         ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW and savings accounts                             10,901           6,987
Net increase in time deposits                                                                       861           3,041
Proceeds from sale of common stock pursuant to stock option exercise                                  -              40
Net (decrease) increase in short-term borrowings                                                   (514)          2,569
Principal payments on long-term borrowings                                                           (8)             (8)
Dividends paid                                                                                     (393)           (408)
                                                                                         ---------------- ---------------
Net cash provided by financing activities                                                        10,847          12,221
                                                                                         ---------------- ---------------
                                                                                                 (1,669)
(Decrease) increase in cash and cash equivalents                                                                  4,349
Cash and cash equivalents:
Beginning                                                                                         5,722           2,053
                                                                                         ---------------- ---------------

Ending                                                                                   $        4,053   $       6,402
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

          The condensed consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 2001 audited financial statements and Form 10-K.


Note 2.   Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                                               June 30, 2002
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost             Gains             Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------
Available for Sale
  Taxable:
   U.S. Government agencies and corporations        $        20,946  $            130  $             -   $        21,076
   Federal Reserve Bank stock                                    57                 -                -                57
   Federal Home Loan Bank stock                                 444                 -                -               444
   Other equities                                                22                 -                -                22
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                          21,469               130                -            21,599
   Tax-exempt:
   Federal Reserve Bank stock                                     2                -                 -                 2
                                                    ---------------- ----------------- ----------------- ----------------
      Total Securities Available for Sale           $        21,471  $            130   $            -   $        21,601
                                                    ================ ================= ================= ================





              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                               June 30, 2002
                                                                                                             Estimated
                                                        Amortized        Unrealized        Unrealized          Fair
                                                          Cost             Gains             Losses            Value
                                                    ---------------- ----------------- ----------------- ----------------
Held to maturity:
  Taxable:
   U.S. Government agencies and corporations        $         1,000  $             31  $             -   $         1,031
   State and political subdivisions                             455                19                -               474
                                                    ---------------- ----------------- ----------------- ----------------
      Total taxable                                           1,455                50                -             1,505
   Tax-exempt:
   State and political subdivisions                           3,562                76                19            3,619
                                                    ---------------- ----------------- ----------------- ----------------
      Total securities held to maturity             $         5,017  $            126  $             19  $         5,124
                                                    ================ ================= ================= ================

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

   Tax-exempt:
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

   Tax-exempt:
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
                                                    ================ ================= ================  ================







              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities, amortized cost and estimated fair values of the Company's securities at June 30, 2002 are summarized as follows (in thousands):
                                                                Held to Maturity               Available for Sale
                                                                         Estimated                           Estimated
                                                        Amortized           Fair           Amortized           Fair
                                                          Cost             Value             Cost              Value
                                                    ---------------- ----------------- ----------------  ----------------
Due within 1 year                                   $           370  $            377  $         4,383   $         4,402
Due after 1 but within 5 years                                3,076             3,174           16,563            16,674
Due after 5 but within 10 years                                 487               473                -                 -
Due after 10 years                                            1,084             1,100                -                 -
Equity securities                                                 -                -               525               525
                                                    ---------------- ----------------- ----------------  ----------------
                                                    $         5,017  $          5,124  $        21,471   $        21,601
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


Note 3.   Loans
Total loans are summarized as follows (in thousands):

                                                                                         June 30,            Dec. 31,
                                                                                           2002                2001
                                                                                   ------------------  ------------------
Commercial, financial and agricultural                                              $         46,377    $         42,541
Real estate - construction                                                                       947               1,163
Real estate - mortgage                                                                        44,110              44,399
Installment loans to individuals                                                              14,374              13,236
Other                                                                                          2,204               2,299
                                                                                   ------------------  ------------------
   Total loans                                                                               108,012             103,638
Less allowance for loan losses                                                                 1,003                 837
                                                                                   ------------------  ------------------
   Loans, net                                                                       $        107,009    $        102,801
                                                                                   ==================  ==================

Note 4.   Allowance for Credit Losses
An analysis of the allowance for loan losses is presented below (in thousands) for the six-month periods ended June 30, 2002 and 2001:

                                                                                                             Dec. 31,
                                                                       2002                2001                2001
                                                               ------------------  ------------------  ------------------
Balance, beginning of period                                    $            837    $            619    $            619

   Loans charged off                                                          54                  17                  56
   Recoveries                                                                 11                   9                  17
                                                               ------------------  ------------------  ------------------
      Net losses                                                              43                   8                  39
                                                               ------------------  ------------------  ------------------

   Provision for loan losses                                                 209                  70                 257
                                                               ------------------  ------------------  ------------------

Balance, end of period                                          $          1,003    $            681    $            837
                                                               ==================  ==================  ==================





              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The Company's total recorded investment in impaired loans at June 30, 2002 approximated $208,000, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles in the United States approximated $8,000. All impaired loans at June 30, 2002 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5.   Commitments and Contingencies
          In the ordinary course of business, the Company's subsidiary bank is party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at June 30, 2002 and December 31, 2001, and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                                      June 30,      Dec. 31,
                                                      2002          2001
                                                    ------------- --------------
          Total loan commitments                    $   14,858    $      15,372
                                                    ============= ==============

          Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on liquidity or capital resources. The Company continues to be involved in various legal actions and contractual matters arising in the normal course of business.

Note 6.   Earnings per share
          Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments. For purposes of computing basic earnings per share, weighted average shares outstanding were 981,780 and 974,940 for the quarters ended June 30, 2002 and 2001 and 981,780 and 973,113 for the six months ended June 30, 2002 and 2001. The dilutive effect of stock options approximated 3,121 shares and 5,928 shares for the quarters ended June 30, 2002 and 2001 and 3,121 shares and 6,646 shares for the six months ended June 30, 2002 and 2001.

Note 7.  Other Real Estate Owned
          On July 20, 2002, the Company entered into an agreement to sell the commercial property it held as other real estate owned on June 30, 2002. The property, which has a carrying amount of $796,000, was sold for $534,000, net of selling expenses. As a result of the sale, the Company charged earnings for $262,000 in the second quarter of 2002 in order to establish a valuation allowance against the carrying amount of the asset and to reduce the asset to its revised estimated net realizable value. The net impact on earnings after income taxes approximated $160,000. Pending various pre-closing proceedings, including the buyer securing third party financing, the transaction is expected to close in August 2002.

























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

EARNINGS SUMMARY
          The Company reported net income of $144,000 for the three months ended June 30, 2002 compared to net income of $305,000 for the quarter ended June 30, 2001, a decrease of 52.8%. For the six-month period ended June 30, 2002, the Company's net income of $369,000 decreased $194,000 from the $563,000 reported for the same period of 2001, a decrease of 34.4%. An increase in net interest income and noninterest income was mitigated by an increase in the provision for loan losses, a charge to earnings due to the write-down of other real estate owned to its estimated net realizable value, and higher operating costs following the opening of a de novo branch in Covington, Virginia.

          Basic earnings per common share was $0.15 the quarter ended June 30, 2002 compared with $0.31 in 2001. For the six-month period ended June 30, 2002, basic earnings per common share totaled $0.38 compared with $0.58 for the same period of 2001. An analysis of the major components of the statement of income and expense on a per share basis is presented below for the three month and for the six-month periods ended June 30, 2002 and 2001.


                                              Three Months Ended                          Six Months Ended
                                                   June 30,                                   June 30,
                                  ---------------------------------------------------------------------------------------
                                                                  Increase                                   Increase
                                       2002           2001       (Decrease)        2002          2001       (Decrease)
                                  ---------------------------------------------------------------------------------------


Interest income                   $        2.23 $         2.44$        (0.21)$         4.41 $        4.80 $       (0.39)
Interest expense                           0.77           1.17         (0.40)          1.55          2.31         (0.76)
                                  ---------------------------------------------------------------------------------------
   Net interest income                     1.46           1.27          0.19           2.86          2.49          0.37
Provision for loan losses                  0.11           0.04          0.07           0.21          0.07          0.14
                                  ---------------------------------------------------------------------------------------
   Net interest income after
      provision for loan losses            1.35           1.23          0.12           2.65          2.42          0.23
                                  ---------------------------------------------------------------------------------------
Noninterest income                         0.25           0.19          0.06           0.44          0.30          0.14
Noninterest expense                        1.40           0.96          0.44           2.56          1.87          0.69
                                  ---------------------------------------------------------------------------------------
   Income before income taxes              0.20           0.46         (0.26)          0.53          0.85         (0.32)
Income tax expense                         0.05           0.15         (0.10)          0.15          0.27         (0.12)
                                  ---------------------------------------------------------------------------------------
   Net income                     $        0.15   $       0.31   $     (0.16)     $    0.38      $   0.58  $      (0.20)
                                  =======================================================================================

          The Company's annualized return on average assets (ROA) for the second quarter of 2002 was 0.41% compared to 0.98% for the second quarter of 2001. This compares with an ROA of 0.53% and 0.90% for the six-month periods ended June 30, 2002 and 2001, respectively. Annualized return on average shareholders' equity (ROE) was 4.8% for the second quarter of 2002 compared to 10.8% in the second quarter of 2001, while year to date ROE was 6.2% and 10.0% as of June 30, 2002 and 2001, respectively.

NET INTEREST INCOME
          The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and changes in the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds.

          For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the six-month periods ended June 30, 2002 and 2001, the tax-equivalent adjustment was $45,000 and $40,000, respectively.

          For the six months ended June 30, 2002, the Company's net interest income outperformed the prior year's net interest income by $390,000, which equates to a 15.8% improvement. As shown in Table II, growth in the Company's interest-bearing assets and liabilities had a significant impact on net interest income. Volume variances from the prior year equated to a net improvement in net interest income of $443,000, or 18.0% of prior year's net interest income. The difference in net interest income due to a change in interest rates was marginal, negatively impacting net interest income by $53,000.

          The Company's net yield on interest-earning assets improved to 4.36% in 2002 as compared to 2001's 4.14%, nearly a quarter point difference. Despite a decline in the interest rate environment, the Company achieved a higher net interest margin due to the growth in loans, the Company's highest yielding asset, relative to other interest-bearing assets. At June 30, 2002, average loans comprised 80.8% of total interest-earning assets compared to 2001's 76.6%. Improving or even maintaining the Company's net interest margin will be a challenge for the remainder of the year. Slower loan demand coupled with continued deposit growth will likely result in growth of lower-yielding assets, such as overnight investments and securities, therefore decreasing the net interest margin. In addition, the Company faces a fair amount of prepayment risk in its loan and securities portfolio due to the lower interest rate environment. In order to combat this trend, the Company will likely be less aggressive on its deposit pricing with the exception of the Covington market.

          Further analysis of the Company's yields on interest-earning assets and interest-bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

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

          During the second quarter of 2002, the Bank made a $104,000 provision for loan losses compared to $40,000 during the second quarter of 2001. For the six months ended June 30, 2002 and 2001, respectively, the provision for loan losses was $209,000 and $70,000. For additional discussion of these factors and the related allowance for loan losses account, refer to the Loan and Related Risk Elements section of this discussion.

NONINTEREST INCOME
          Noninterest income includes revenues from all sources other than interest income and yield related loan fees. For the second quarter, noninterest income increased $60,000 over the second quarter of 2001, a 32.6% increase. Similarly, noninterest income for the six-month period ended June 30, 2002 totaled $434,000, an increase of $135,000 or 45.2% from the $299,000 recorded during the same period of 2001. As a percentage of average assets, annualized noninterest income was 0.62% and 0.48% for the six-month periods ended June 31, 2002 and 2001, respectively.

          The improvement in the quarter and year to date noninterest income totals is attributed to the Company's secondary market loan program. A favorable interest rate environment coupled with the allocation of additional resources to the program relative to the prior year, consisting principally of two full-time staff responsible for marketing the program has led to a $55,000 and $108,000 improvement in the quarter and year-to-date totals, respectively. Given that leading economists are not projecting a significant rise in interest rates over the next twelve months, management expects to further capitalize on its secondary market loan activity for the balance of the year.

NONINTEREST EXPENSE
          Noninterest expense includes overhead costs that are not related to interest expense or to losses from loans or securities. As of June 30, 2002, the Company's noninterest expense totaled $2,512,000, an increase of $686,000, or 37.6%, over total noninterest expense incurred for the six months ended June 30, 2001. On a quarter-to-quarter basis, other noninterest expense increased to $436,000, or 46.6%, for the second quarter of 2002. Expressed as a percentage of average assets, annualized noninterest expense was 3.6% and 2.9% for the six months ended June 30, 2002 and 2001, respectively.




================================================================================

                                     TABLE I
                            AVERAGE BALANCE SHEET AND
                          NET INTEREST INCOME ANALYSIS
                            (In thousands of dollars)


                                                               Six Months Ended                 Six Months Ended
                                                                 June 30, 2002                    June 30, 2001
                                                           Average     Interest Yield/      Average     Interest Yield/
                                                           Balance       (1)     Rate       Balance       (1)     Rate
                                                        -------------------------------- ----------------------------------
INTEREST EARNING ASSETS
    Loans, net of unearned income                       $    105,903     $ 3,846  7.26%  $     91,294    $3,970       8.70%
    Securities:
        Taxable                                               16,962         355  4.19%        18,595       507       5.45%
        Tax-exempt  (1)                                        3,745         133  7.12%         3,267       118       7.23%
                                                        -------------------------------- ----------------------------------
              Total securities                                20,707         488  4.72%        21,862       625       5.72%
                                                        -------------------------------- ----------------------------------
   Federal funds sold and interest-bearing deposits            4,435          45  2.03%         5,969       126       4.22%
                                                        -------------------------------- -----------------------------------
              Total interest earning assets                  131,045       4,379  6.68%       119,125      4,721      7.93%
                                                        -------------------------------- -----------------------------------
NONINTEREST EARNING ASSETS
    Cash and due from banks                                    3,925                            2,625
    Bank premises and equipment                                2,771                            1,575
    Other assets                                               2,184                            2,357
    Allowance for loan losses                                  (918)                            (651)
                                                        -------------                    -------------
             Total assets                               $    139,007                     $    125,031
                                                        =============                    =============

INTEREST-BEARING LIABILITIES

    Demand deposits                                     $     17,962          64  0.71%  $     15,017        139      1.85%
    Savings deposits                                          53,937         706  2.62%        39,243        809      4.12%
    Certificates of deposit                                   34,427         710  4.12%        38,937      1,108      5.69%
                                                        ------------ ------------------   ------------  ----------  --------
            Total interest-bearing deposits                  106,326       1,480  2.78%        93,197      2,056      4.41%
                                                        -------------------------------- --------------  ---------  ---------
    Short-term borrowings                                      3,811          31  1.63%         7,152        187      5.23%
    Long-term borrowings                                         437          13  5.95%           454         13      5.73%
                                                        ------------- ------------------  ------------ ----------- ---------
            Total other interest-bearing liabilities           4,248          44  2.07%         7,606        200      5.26%
                                                        -------------------------------- -------------- ---------- ---------
            Total interest-bearing liabilities               110,574       1,524  2.76%       100,803      2,256      4.48%
                                                        -------------------------------- --------------- ---------- ---------

NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                           15,503                           11,883
    Other liabilities                                            972                            1,043
    Shareholders' equity                                      11,958                           11,302
                                                        -------------                    -------------
           Total liabilities and shareholders'          $    139,007                     $    125,031
                                equity                  =============                    =============


NET INTEREST EARNINGS                                                 $    2,855                        $ 2,465
                                                                     ============                      ============

NET YIELD ON INTEREST EARNING ASSETS                                              4.36%                              4.14%
                                                                                ========                           ========


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2002 and 2001.
(2) - For purposes of these computations, nonaccrual loans are included in the amounts of average loans outstanding. Included in interest are loan fees of $72,000 and $49,000 for 2002 and 2001, respectively.

================================================================================

================================================================================


                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                             (In thousands of dollars)


                                                                                        Six Months Ended
                                                                               June 30, 2002 versus June 30, 2001
                                                                                       Increase (Decrease)
                                                                                       Due to Changes In :
                                                                             Volume (1)         Rate (1)        Total
                                                                         ----------------- ----------------  ------------
INTEREST EARNING ASSETS
    Loans                                                                $           584    $        (708)         (124)
    Securities:
        Taxable                                                                      (42)            (110)         (152)
        Tax-exempt (2)                                                                17               (2)           15
                                                                         ----------------- ----------------  ------------
              Total securities                                                       (25)            (112)         (137)
                                                                         ----------------- ----------------  ------------
    Federal funds sold and interest-bearing deposits                                 (27)             (54)          (81)
Total interest earning assets                                                        532             (874)         (342)
                                                                         ----------------- ----------------  ------------

INTEREST-BEARING LIABILITIES
    Demand deposits                                                                   23              (98)          (75)
    Savings deposits                                                                 247             (350)         (103)
    Certificates of deposit                                                         (118)            (280)         (398)
    Short-term borrowings                                                            (63)             (93)         (156)
    Long-term borrowings                                                               -                -            -
                                                                         ----------------- ----------------  ------------
            Total interest-bearing liabilities                                        89             (821)         (732)
                                                                         ----------------- ----------------  ------------

NET INTEREST EARNINGS                                                    $           443    $         (53)          390
                                                                         ================= ================  ============

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each. (2) - Calculated on a fully tax-equivalent basis using the rate of 34%.

================================================================================

          The increase in both the quarter and year to date expenses from the prior year is due in part to the incremental operating expenses associated with the new Covington branch. Nearly all-major expense line items reported in the Consolidated Statements of Income in Item 1 are up from the prior year due to the de novo branch. Direct operating expenses attributed to the new location totaled $135,000 and $244,000, respectively for the quarter and six months ended June 30, 2002. Salaries and employee benefits account for the majority of the incremental expenses (51.6%), which is derived from the six full-time staff employed by the branch. A portion of the expenses incurred during the first six months are nonrecurring and therefore are not necessarily indicative of the future ongoing expense of the branch.

          As more fully discussed in Note 7 of the Consolidated Financial Statements included in Item 1, the Company has entered into an agreement to sell the property held as other real estate owned at June 30, 2002, which has a carrying amount of $796,000. As a result of the pending sale, the Company charged earnings for $262,000 ($160,000 after tax) in the second quarter to reduce the asset to its revised net realizable value.

INCOME TAXES
          The Company's income tax expense, which includes both federal and state income taxes, totaled $154,000 for the six-month period ended June 30, 2002 compared to $265,000 for same period of 2001. The effective tax rate approximated 25.8% and 32.1% for the three-months ended June 30, 2002 and 2001 and 29.4% and 32.0% for the six-months ended June 30, 2002 and 2001. The reduction in the effective tax rates for 2002 is due to the company's increase in tax exempt income relative to its decrease in income before taxes.

CHANGES IN FINANCIAL CONDITION
          The Company's total assets were $142,597,000 at June 30, 2002, compared to $131,319,000 at December 31, 2001, representing an increase of $11,278,000 or 8.6%. Average total assets were $139,007,000 during the six month period ended June 30, 2002. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
          At June 30, 2002, the Company's securities position totaled $26,618,000, an increase of $8,291,000 or 45.2%. During the first six months of 2002, the incremental deposit growth has outpaced the incremental loan growth by nearly 3 to 1. As a result, additional funds were available for investing in the security portfolio, relative to other interest-bearing assets. The ratio of securities designated as Available for Sale ("AFS") versus Held to Maturity ("HTM") continues to shift towards AFS. With this designation, the Company can more adequately meet its liquidity demands, should the need arise. Future designations of HTM will likely be limited to the purchase of small blocks of municipal securities. A more detailed discussion of the securities portfolio may be found in Note 2 of the condensed consolidated financial statements found in Item I.

          It is the Bank's philosophy to minimize its involvement in the overnight funds market, however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its position in the overnight market in 2002 has been $4,435,000 (this figure includes interest-bearing deposits with other banks) compared to $5,969,000 in the prior year.

Loan Portfolio and Asset Quality
          At June 30, 2002, gross loans totaled $108,012,000, an increase of 4.2% from December 31, 2001, while on average, gross loans totaled $105,903,000 during the first six months of 2002. Over the first six months of 2002, loan demand has been markedly slower as compared to the prior year. Based upon the current annualized growth rate, loan growth in 2002 is approximately one-half of 2001's growth rate. Although interest rates are at their lowest in recent history, current economic conditions and uncertainty have curbed loan demand. Loan growth has been buoyed in part by the continued migration of customers from competitors due to operating style differences highlighted following their entry into the primary market area (Greenbrier County, WV) via acquisition, although this impact has been less of a factor in 2002 than in 2001. Additionally, loan growth has been supplemented in part by loans originated by the Covington branch. Of the Company's $4,374,000 growth in loans during the first six months of 2002, Covington contributed $3,600,000 or 82.3% of the growth. Management expects the current trend in loan growth to continue for the balance of the year with the majority of the growth coming from the Covington market as new relationships are forged and its market position matures. See Note 3 of the condensed consolidated financial statements for further information on the loan portfolio.

          The allowance for loan losses was $1,003,000 at June 30, 2002 compared to $837,000 at December 31, 2001. Expressed as a percentage of loans, the allowance for loan losses was 0.93% and 0.81% at June 30, 2002 and December 31, 2001, respectively. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance that encompasses evaluating problem credits and their potential loss, if any. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio. See Note 4 of the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the six-month periods ended June 30, 2002 and 2001, and for the year ended December 31, 2001. A summary of the Company's past due loans and nonperforming assets is provided in the following table:

               SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                            (in thousands of dollars)

                                                            June 30,       June 30,        Dec. 31,
                                                              2002           2001            2001
                                                        --------------- -------------- ---------------
Loans past due 90 or more days still accruing           $          -    $        -      $          -
                                                        =============== ============== ===============

Nonperforming assets:

   Nonaccrual loans                                     $         242   $      333      $       294

   Other real estate owned                                        534        1,003              796
                                                        --------------- -------------- ---------------
      Total nonperforming assets                        $         776   $    1,336      $     1,090
                                                        =============== ============== ===============
      Nonperforming assets as a % of total assets                0.54%        1.04%            0.83%
                                                        =============== ============== ===============
See further discussion of the Company's nonaccrual loans at Note 4 of the
Consolidated Financial Statements included in Item 1.

Deposits and Other Funding Sources
Total deposits at June 30, 2002 increased $11,762,000 or 10.3% from December 31,
2001. On average, deposits totaled $121,829,000 during the six months ended June
30, 2002, which is a 6.3% increase over the 2001 year-end deposit balance. The following table summarizes the quarter-end and average deposit mix for June 30, 2002 as compared to December 31, 2001:

                                                                              Avg. YTD             % Increase
                                                                               Balance         Since Dec. 31, 2001
                                                                                          -----------------------------
                                                              June 30,        June 30,        June 30,      Avg. YTD
                                                                2002            2002            2002         Balance
                                                          ---------------   ------------- -------------------------------
Demand deposits                                           $       34,870  $       33,465       11.4%          6.9%
Savings                                                           56,673          53,937       14.9%          9.3%
Certificates of deposit                                           34,839          34,427        2.5%          1.3%
                                                          --------------- ---------------
   Total deposits                                         $      126,382  $      121,829       10.3%          6.3%
                                                          =============== ===============

          The opening of the Covington branch had a significant impact on the Company's deposit growth. This location was responsible for $6,517,000 or 55.4% of the total growth experienced in the first six months of 2002. The deposit mix at the new location is similar to the consolidated mix shown in the above table. Deposit growth from the Company's other locations has slowed following a rapid increase over an 18-month period. Competition for deposits remains acute in Greenbrier County, West Virginia where the majority of the growth was previously experienced. Overall, Management remains confident that further penetration into the Covington market will augment slower deposit growth in the Company's other markets.

          Over the past year and coinciding with the fall in interest rates, there has been a distinct trend for depositor preference in short-term, liquid deposits, which yield a competitive return. This preference has led to significant growth in the Company's savings balance relative to other deposit products. As illustrated above, savings deposits have grown 14.9% since December 31, 2001. This trend is likely to continue should interest rates remain at their low levels and should equity markets continue to be highly volatile.

          The Company's use of short-term borrowings during the six-months ended June 30, 2002 consisted entirely of repurchase agreements entered into with various customers and on average did not materially differ from the December 31, 2001 balance.

LIQUIDITY
          Liquidity  is a  measure  of  the  Company's  ability  to  ensure  the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits, which totaled $4,053,000 at June 30, 2002 versus $5,722,000 at December 31, 2001. The Company's liquidity is further enhanced by the availability of $4,753,000 (amortized cost) in debt securities maturing within the succeeding one year. Also, the Company has classified additional debt securities with an estimated fair value at June 30, 2002 of $16,674,000 as available for sale in the event of unforeseen need for liquidity. Additionally, the Company has approximately $48,000,000 in available lines of credit with various correspondent banks should the need arise.

          Management's Asset/Liability Committee (ALCO) meets on a regular basis to review the Company's sources and uses of funds for the succeeding
          (30), (60) and (90) day time frames. In addition, projected balance sheets for the succeeding (12) month time frame are prepared and reviewed in order to ensure that liquidity is within policy guidelines, and if not, appropriate strategies are formulated, implemented and measured for effectiveness in order to bring liquidity risk within acceptable levels as defined by policy. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change in the Company's liquidity.

CAPITAL RESOURCES
          Maintenance of a strong capital position is a continuing goal of the Company. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Total shareholders' equity at June 30, 2002 was $12,012,000 compared to $11,822,000 at December 31, 2001, an increase of $190,000. A reconciliation of the increase is reported in the Condensed Consolidated Statement of Shareholders' Equity included in Item I. Average total shareholders' equity expressed as a percentage of average total assets was approximately 8.6% at June 30, 2002 compared to December 31, 2001's level of 9.0%. Cash dividends totaling $246,000, or $0.25 per share were declared during the first half of 2002, which is the same dividend rate declared in 2001. These payout levels represented approximately 66.7% and 43.2% of the Company's year-to-date earnings for the six-month periods ended June 30, 2002 and 2001, respectively. The company has a dividend policy whereby the dividend payout level may not exceed 40% of the company's annual net income. Accordingly, future declarations may be limited to the amounts that would be available under the policy directive.

          The Company has experienced rapid growth over the past two years, and accordingly, the Company's leverage ratio (equity to assets) has decreased. Although the Company continues to report capital ratios well above minimum guidelines as discussed in the following section, it has become prudent for the Company to manage the dividend growth rate in order to preserve capital for future internal asset growth and to build a capital position that will allow the Company to react in a timely manner to external growth opportunities should they present themselves. Therefore, future dividend declarations are expected to be maintained at the same level as the prior year.

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

          Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                                 RISK-BASED CAPITAL RATIOS
                                        June 30, 2002

                                        Actual      Minimum
                                                  Requirement
                                      --------------------------

Tier 1 risk-based capital ratio         11.02%       4.00%
Total risk-based capital ratio          12.02%       8.00%
Leverage ratio                           7.78%       3.00%

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

                                     ITEM 3.
                          QUANTITATIVE AND QUALITATTIVE
                          DISCLOSURES ABOUT MARKET RISK

          The following table represents the results of the Company's interest sensitivity simulation analysis as of June 30, 2002 and December 31, 2001. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                           Annualized Hypothetical %
                          Change in Net Interest Income
                                June 30, Dec. 31,
Interest rate scenario             2002     2001
                      ----------------- -----------------

Up 300 basis points              -14.7      -12.9
Up 100 basis points               -5.3       -4.8
Down 100 basis points              7.1        4.8
Down 300 basis points             13.7        9.8

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

     Item 2 - Changes in Securities
          None

     Item 3 - Defaults upon Senior Securities
          None

     Item. 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of shareholders of First National Bankshares Corporation was held on April 25, 2002. A total of 744,720 shares, or 75.9% of outstanding shares, were voted with 719,825 represented by proxy and 24,895 represented in person. At this meeting, the following business was transacted:

          a) The following nominees were elected to serve as Company directors for a three-year term expiring in the year 2005.
                                                     For     Withheld
                                                  ----------------------
Nominees selected by the Board of Directors
   Michael G. Campbell                             744,720       -
   Richard E. Ford                                 739,370     5,350
   Ronald. B. Snyder                               740,120     4,600
Nominees from the Floor
   None

              b) The 1996 First National Bankshares Corporation Incentive Stock Option Plan was amended so as to increase the number of shares issuable under the plan from 48,125 to 98,125 with 637,313 shares voting for this amendment, 60,241 shares voting against the amendment, 9,850 shares abstaining and 37,316 nonvoters.

              c) Ernst & Young LLP of Charleston, WV was approved by the shareholders as the Company's independent auditing firm with 716,416 shares voting for the appointment, 21,047 shares voting against the motion and 7,257 shares abstaining.

              d) No other matters were voted upon by the shareholders at this meeting.

     Item 5. Other Information

 Item 6.  Exhibits and Reports on Form 8-K
      a) All exhibits included with this filing follow the signature page.
                Exhibit 11, Computation of Per Share Earnings, is filed herewith.
                Exhibit 99.1, Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
                Exhibit 99.2, Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
      b). The Company did not file any Form 8-K, Current Reports during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST NATIONAL BANKSHARES CORPORATION




                                                                              By
                                 /s/L. Thomas Bulla
                                 -----------------------------------------------
                                                                 L. Thomas Bulla
                                           President and Chief Executive Officer



                                                                              By
                                 /s/Charles A. Henthorn
                                 -----------------------------------------------
                                                             Charles A. Henthorn
                                             Secretary/Treasurer, First National
                                                          Bankshares Corporation
                                    Chief Operating Officer, First National Bank



                                                                              By
                                /s/Matthew L. Burns
                                ------------------------------------------------
                                                                Matthew L. Burns
                                    Chief Financial Officer, First National Bank





Date: August 14, 2002

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















































                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First National Bankshares Corporation ("First National") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Thomas Bulla, President and Chief Executive Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of First National.



                                                                              By
                                 /s/L. Thomas Bulla
                                 -----------------------------------------------
                                                                 L. Thomas Bulla
                                           President and Chief Executive Officer



Date: August 14, 2002

































                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First National Bankshares Corporation ("First National") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matthew L. Burns, Chief Financial Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of First National.



                                                                              By
                                            /s/Matthew L. Burns
                                            ------------------------------------
                                                                Matthew L. Burns
                                    Chief Financial Officer, First National Bank




Date: August 14, 2002