Form 10-Q
period 2002-09-30
FIRST NATIONAL BANKSHARES CORP
filed 2002-11-14
CIK 814178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002
                                         ------------------

                                       or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        --------------------------------------


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

The number of shares outstanding of the issuer's classes of common stock as of November 1, 2002:

                  Common Stock, $1 par value -- 981,780 shares











                          THIS REPORT CONTAINS 24 PAGES

                      FIRST NATIONAL BANKSHARES CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002

                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
             September 30, 2002 and December 31, 2001                          3

           Condensed Consolidated Statements of Income -
             Three Months Ended September 30, 2002 and 2001 and
             Nine Months Ended September 30, 2002 and 2001                     4

           Condensed Consolidated Statements of Shareholders' Equity -
             Three Months Ended September 30, 2002 and 2001 and
             Nine Months Ended September 30, 2002 and 2001                     5

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2002 and 2001                     6

           Notes to Condensed Consolidated Financial Statements             7-10

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     11-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

  Item 4.  Controls and Procedures                                            18

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   18

  Item 2. Changes in Securities                                               18

  Item 3. Defaults upon Senior Securities                                     18

  Item 4. Submission of Matters to a Vote of Security Holders                 18

  Item 5. Other Information                                                   18

  Item 6. Exhibits and Reports on Form 8-K                                    18

  SIGNATURES                                                                  19

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST NATIONAL BANKSHARES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)


                                                                                               Sept. 30,         Dec. 31,
                                                                                                  2002             2001
                                                                                            ---------------  ---------------
                                           ASSETS

Cash and due from banks                                                                      $       3,533    $       3,570
Interest-bearing deposits with other banks                                                             209            2,139
Federal funds sold                                                                                   3,783               13
Securities available for sale                                                                       24,106           11,161
Securities held to maturity (estimated fair value
   of $5,213 and $7,291, respectively)                                                               5,016            7,166
Loans, less allowance for loan losses of $1,012 and
   $837, respectively                                                                              106,065          102,801
Premises and equipment, net                                                                          2,801            2,456
Accrued interest receivable                                                                            822              711
Other real estate owned                                                                                  -              796
Other assets                                                                                           508              506
                                                                                            ---------------  ---------------
      Total assets                                                                           $     146,843    $     131,319
                                                                                            ===============  ===============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Non-interest-bearing                                                                      $      15,742    $      15,536
   Interest-bearing                                                                                114,712           99,084
                                                                                            ---------------  ---------------
      Total deposits                                                                               130,454          114,620
Short-term borrowings                                                                                3,143            3,401
Other liabilities                                                                                      898            1,034
Long-term borrowings                                                                                     -              442
                                                                                            ---------------  ---------------
      Total liabilities                                                                            134,495          119,497
                                                                                            ---------------  ---------------

Shareholders' equity
Common stock, $1.00 par value, authorized
   10,000,000 shares, issued 981,780 shares, respectively                                              982              982
Capital surplus                                                                                      1,188            1,188
Retained earnings                                                                                   10,054            9,640
Accumulated other comprehensive income                                                                 124               12
                                                                                            ---------------  ---------------
      Total shareholders' equity                                                                    12,348           11,822
                                                                                            ---------------  ---------------
      Total liabilities and shareholders' equity                                             $     146,843    $     131,319
                                                                                           ===============  ===============



(1) Extracted from December 31, 2001 audited financial statements.



            See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                (In thousands of dollars, except per share data)


                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                           2002         2001           2002         2001
                                                                      ------------  -----------    -----------  -----------
Interest income

   Interest and fees on loans                                         $      1,929  $     2,014    $     5,775  $     5,984
   Interest and dividends on securities:
      Taxable                                                                  218          201            573          711
      Tax-exempt                                                                30           41            118          119
   Interest on Federal funds sold and interest-bearing deposits                 23           66             68          192
                                                                      ------------  -----------    -----------  -----------
         Total interest income                                               2,200        2,322          6,534        7,006
                                                                      ------------  -----------    -----------  -----------
Interest expense
   Deposits                                                                    706          956          2,186        3,012
   Short-term borrowings                                                        12           47             43          233
   Long-term borrowings                                                         10            6             23           20
                                                                      ------------  -----------   ------------  -----------
         Total interest expense                                              1,009          728          2,252        3,265
                                                                      ------------  -----------   ------------  -----------
         Net interest income                                                 1,472        1,313          4,282        3,741

Provision for loan losses                                                       30           81            239          151

         Net interest income after provision for loan losses                 1,442        1,232          4,043        3,590
                                                                      ------------  -----------   ------------  -----------
Non-interest income
   Service fees                                                                114          115            339          318
   Secondary loan market fees                                                   66           27            220           73
   Security gains                                                                3            -              3            -
   Other income                                                                 34           29             89           76
                                                                      ------------  -----------   ------------  -----------
         Total non-interest income
                                                                               217          171            651          467
                                                                      ------------  -----------   ------------  -----------
Non-interest expense
   Salaries and employee benefits                                              549          462          1,668        1,339
   Net occupancy expense                                                        81           68            248          214
   Equipment rental, depreciation and maintenance                               99           85            309          240
   Data processing                                                             101           81            286          250
   Advertising                                                                  36           26             99           72
   Professional and legal                                                       31           30             96           99
   Mailing and postage                                                          35           22             92           65
   Directors' fees and shareholder expenses                                     25           26             93           84
   Stationary and supplies                                                      30           27            105           83
   Loss on foreclosed real estate                                                4            -            266            -
   Other operating expenses                                                    118          120            359          327
                                                                      ------------  -----------   ------------  -----------
         Total non-interest expense                                          1,109          947          3,621        2,773
                                                                      ------------  -----------   ------------  -----------
Income before income taxes
                                                                               550          456          1,073        1,284

Income tax expense                                                             191          147            345          412
                                                                      ------------  -----------   ------------  -----------
Net income                                                            $        359  $       309   $        728  $       872
                                                                      ============  ===========   ============  ===========
Basic earnings per common share                                       $       0.37  $      0.32   $       0.74  $      0.90
                                                                      ============  ===========   ============  ===========
Diluted earnings per common share                                     $       0.36  $      0.31   $       0.74  $      0.89
                                                                      ============  ===========   ============  ===========

            See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                (In thousands of dollars, except per share data)


                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                         2002          2001           2002         2001
                                                                      ----------   -----------    -----------  -----------
Balance, beginning of period                                          $   12,012   $    11,397    $    11,822  $    10,986
Comprehensive income
   Net income                                                                359           309            728          872
   Other comprehensive income, net of deferred
   income taxes of $29 and $24 for the three month
   periods; $72 and $57 for the nine month periods:
         Unrealized gains on securities                                       45            37            112           88
                                                                      ----------   -----------    -----------  -----------
         Total comprehensive income                                          404           346            840          960
                                                                      ----------   -----------    -----------  -----------
Cash dividends declared ($0.07 and $0.14 per
   share for the three month periods; $0.32
   and $0.39 per share for the nine month periods)                           (68)         (136)          (314)        (379)

Issuance of common stock pursuant to stock option exercises                    -            43              -           83
                                                                      ----------   -----------    -----------  -----------
Balance, end of period                                                $   12,348   $    11,650    $    12,348  $    11,650
                                                                      ==========   ===========    ===========  ===========




































            See Notes to Condensed Consolidated Financial Statements

                      FIRST NATIONAL BANKSHARES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                            (In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES                                                       2002            2001
                                                                                      -------------   --------------
Net income                                                                            $               $
                                                                                               728              872
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                                                             242              179
     Loss on disposal of premises and equipment                                                  3                1
     Loss (Gain) on sale of other real estate owned                                            266               (4)
     Gains on premium calls of securities held to maturity                                      (3)               -
     Provision for loan losses                                                                 239              151
     Deferred income tax benefit                                                               (16)             (46)
     Net amortization (accretion) of security premiums and discounts                            46              (96)
     (Increase) decrease in accrued interest receivable                                       (111)             157
     (Increase) decrease in other assets                                                       (59)              15
     (Decrease) increase in other liabilities                                                  (58)             124
                                                                                      -------------   --------------
          Net cash provided by operating activities                                          1,277            1,353
                                                                                      -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity                            3,043          108,965
Proceeds from maturities and calls of securities available for sale                         14,783           19,125
Purchases of securities held to maturity                                                      (881)        (105,254)
Purchases of securities available for sale                                                 (27,599)         (19,186)
Net increase in loans                                                                       (3,503)         (10,759)
Purchases of premises and equipment                                                           (589)            (529)
Proceeds from sale of bank premises and equipment                                                -                5
Proceeds from sale of other real estate owned                                                  530              204
Lease payments collected on other real estate owned                                              -               17
                                                                                      -------------    -------------
          Net cash used in investing activities                                            (14,216)          (7,412)
                                                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits savings accounts                                            15,457           16,048
Net increase in certificates of deposit                                                        377              197
Proceeds from stock option exercises                                                             -               83
Net decrease increase in short-term borrowings                                                (258)          (2,211)
Principal payments on long-term borrowings                                                    (442)             (12)
Dividends paid                                                                                (392)            (408)
                                                                                      -------------    -------------
          Net cash provided by financing activities                                         14,742           13,697
                                                                                      -------------    -------------

Increase in cash and cash equivalents                                                        1,803            7,638

Cash and cash equivalents:
Beginning                                                                                    5,722            2,053
                                                                                      -------------    -------------
Ending                                                                                $      7,525     $      9,691
                                                                                      =============    =============


            See Notes to Condensed Consolidated Financial Statements

              FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation
The accounting and reporting policies of First National Bankshares Corporation, (the "Company" or "First National"), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, conform to accounting principles generally accepted in the United States and to general policies within the financial services industry. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

The condensed consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's 2001 audited financial statements and Form 10-K.

Certain amounts in the condensed consolidated financial statements for the prior year, as previously presented, have been reclassified to conform to current year classifications.

Note 2.   Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                                               September 30, 2002
                                                                                                               Estimated
                                                         Amortized         Unrealized        Unrealized           Fair
                                                            Cost             Gains             Losses            Value
                                                     ----------------- ----------------- ----------------- -----------------
Available for Sale
   Taxable:
   U.S. Government agencies and corporations          $        23,377   $           206   $             2   $        23,581
   Federal Reserve Bank stock                                      57                 -                 -                57
   Federal Home Loan Bank stock                                   444                 -                 -               444
   Other equities                                                  22                 -                 -                22
                                                     ----------------- ----------------- ----------------- -----------------
      Total taxable                                            23,900               206                 2            24,104
   Tax-exempt:
   Federal Reserve Bank stock                                       2                 -                 -                 2
                                                     ----------------- ----------------- ----------------- -----------------
      Total Securities Available for Sale             $        23,902   $           206   $             2   $        24,106
                                                     ================= ================= ================= =================

Held to maturity:
   Taxable:
   U.S. Government agencies and corporations          $         1,000   $            43   $             -             1,043
   State and political subdivisions                               455                 -                 -               455
                                                     ----------------- ----------------- ----------------- -----------------
      Total taxable                                             1,455                43                 -             1,498
   Tax-exempt:
   State and political subdivisions                             3,561               154                 -             3,715
                                                     ----------------- ----------------- ----------------- -----------------
      Total securities held to maturity               $         5,016   $           197   $             -   $         5,213
                                                     ================= ================= ================= =================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                               December 31, 2001
                                                                                                                Estimated
                                                         Amortized         Unrealized        Unrealized           Fair
                                                            Cost             Gains             Losses             Value
                                                     ----------------- ----------------- -----------------  ----------------
Available for Sale
  Taxable:
   U.S. Government agencies and corporations          $        10,414   $            62    $           42    $       10,434
   Federal Reserve Bank stock                                      57                 -                 -                57
   Federal Home Loan Bank stock                                   646                 -                 -               646
   Other equities                                                  22                 -                 -                22
                                                     ----------------- ----------------- -----------------  ----------------
      Total taxable                                            11,139                62                42            11,159
   Tax-exempt:
   Federal Reserve Bank stock                                       2                 -                 -                 2
                                                     ----------------- ----------------- -----------------  ----------------
      Total Securities Available for Sale             $        11,141   $            62    $           42    $       11,161
                                                     ================= ================= =================  ================

Held to maturity:
  Taxable:
   U.S. Government agencies and corporations          $         2,985   $            42    $            -    $        3,027
   State and political subdivisions                               470                14                 -               484
                                                     ----------------- ----------------- -----------------  ----------------
      Total taxable                                             3,455                56                 -             3,511
   Tax-exempt:
   State and political subdivisions                             3,711                70                 1             3,780
                                                     ----------------- ----------------- -----------------  ----------------
      Total securities held to maturity               $         7,166   $           126    $            1    $        7,291
                                                     ================= ================= =================  ================

The maturities, amortized cost and estimated fair values of the Company's securities at September 30, 2002 are summarized as follows (in thousands):

                                                               Held to Maturity                   Available for Sale
                                                     ----------------------------------- -----------------------------------
                                                                            Estimated                           Estimated
                                                          Amortized            Fair             Amortized           Fair
                                                            Cost               Value               Cost            Value
                                                     ----------------- ----------------- ------------------ ----------------
Due within 1 year                                     $           370   $           374   $        4,906     $        4,942
Due after 1 but within 5 years                                  3,074             3,206           18,471             18,639
Due after 5 but within 10 years                                   487               515                -                  -
Due after 10 years                                              1,085             1,118                -                  -
Equity securities                                                   -                 -              525                525
                                                     ----------------- ----------------- -----------------  ----------------
                                                      $         5,016   $         5,213   $        23,902    $       24,106
                                                     ================= ================= =================  ================

The Company's Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities that are included in securities available for sale in the accompanying condensed consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans
Total loans are summarized as follows (in thousands):

                                                                                           Sept. 30,           Dec. 31,
                                                                                             2002                2001
                                                                                     -------------------  ------------------
Commercial, financial and agricultural                                                 $        45,287     $        42,541
Real estate - construction                                                                       1,101               1,163
Real estate - mortgage                                                                          44,024              44,399
Installment loans to individuals                                                                14,422              13,236
Other                                                                                            2,250               2,299
                                                                                     -------------------  ------------------
   Total loans                                                                                 107,084             103,638
Net deferred loan origination costs                                                                 (7)                  -
                                                                                     -------------------  ------------------
   Total loans net of deferred origination costs                                               107,077             103,638
Less allowance for loan losses                                                                   1,012                 837
                                                                                     -------------------  ------------------
   Loans, net                                                                          $       106,065     $       102,801
                                                                                     ===================  ==================

Note 4. Allowance for Credit Losses An analysis of the allowance for loan losses is presented below (in thousands) for the nine month periods ended September 30, 2002 and 2001 and for the year ended December 31, 2001:

                                                                                                               Dec. 31,
                                                                        2002                 2001                2001
                                                                 ------------------  -------------------  ------------------
Balance, beginning of period                                      $            837     $            619    $            619
   Loans charged off                                                            78                   37                  56
   Recoveries                                                                   14                   15                  17
                                                                 ------------------  -------------------  ------------------
      Net losses                                                                64                   22                  39
                                                                 ------------------  -------------------  ------------------
   Provision for loan losses                                                   239                  151                 257
                                                                 ------------------  -------------------  ------------------
Balance, end of period                                            $          1,012     $            748    $            837
                                                                 ==================  ===================  ==================

The Company's total recorded investment in impaired loans at September 30, 2002 approximated $149,000, for which the related allowance for credit losses determined in accordance with accounting principles generally accepted in the United States approximated $0. All impaired loans at September 30, 2002 were collateral dependent, and accordingly, the fair value of the loan's collateral was used to measure the impairment of each loan.

Note 5. Commitments and Contingencies In the ordinary course of business, the Company's subsidiary bank is party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at September 30, 2001 and December 31, 2001, and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                              Sept. 30,       Dec. 31,
                                                 2002           2001
                                             -------------  -------------
Total loan commitments                        $    15,726    $    15,372
                                             =============  =============

Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to be involved in various legal actions and contractual matters arising in the normal course of business.

Note 6. Earnings per share Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For purposes of computing basic earnings per share, weighted average shares outstanding were 981,780 and 975,354 for the quarters ended September 30, 2002 and 2001 and 981,780 and 973,868 for the nine months ended September 30, 2002 and 2001. The dilutive effect of stock options approximated 2,824 shares and 5,705 shares for the quarters ended September 30, 2002 and 2001 and 3,121 shares and 6,329 shares for the nine months ended September 30, 2002 and 2001.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Other Real Estate Owned During the third quarter, the Company completed the sale of commercial property it held as other real estate owned at June 30, 2002. A charge to earnings of $262,000 was recognized in the second quarter of 2002 in order to reduce the carrying value of the property to its net realizable value. Additional closing and selling expenses of $4,000 were recognized during the third quarter.

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

EARNINGS  SUMMARY
Nine  Months  Ended  September  30, 2002 vs. 2001
The Company reported consolidated net income of $728,000, or $0.74 per diluted share for the nine months ended September 30, 2002, compared to consolidated net income of $872,000, or $0.89 per diluted share, for the same period of 2001. The Company's annualized return on average assets (ROA) was 0.69% and 0.92% for the nine-month periods ended September 30, 2002 and 2001, respectively, while the annualized return on average shareholders' equity (ROE) was 8.1% and 10.3% for the nine months ended September 30, 2002 and 2001, respectively.

Improvements in net interest income and non-interest income were mitigated by a greater provision for loan losses and higher non-interest expenses following the Company's opening of a de novo branch in Covington, Virginia in February 2002. In addition, a $266,000 pre-tax loss was recognized on the sale of other real estate owned.

An analysis of the major components of the statement of income and expense on a basic earnings per share basis is presented below for the three-month and for the nine-month periods ended September 30, 2002 and 2001.

                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                       ----------------------------------------- -------------------------------------------
                                                                      Increase                                   Increase
                                            2002          2001       (Decrease)        2002         2001        (Decrease)
                                       -------------- ------------- ------------ -------------- ------------- --------------
Interest income                        $        2.24  $       2.38  $    (0.14)  $       6.65   $     7.19    $    (0.54)
Interest expense                                0.74          1.04       (0.30)          2.29         3.35         (1.06)
                                       -------------- ------------  ------------ -------------- ------------- --------------
   Net interest income                          1.50          1.34        0.16           4.36         3.84          0.52
Provision for loan losses                       0.03          0.08       (0.05)          0.24         0.16          0.08
                                       -------------- ------------- ------------ -------------- ------------- --------------
   Net interest income after
      provision for loan losses                 1.47          1.26        0.21           4.12         3.68          0.44
                                       -------------- ------------- ------------ -------------- ------------- --------------
Non-interest income                             0.22          0.18        0.04           0.66         0.48          0.18
Non-interest expense                            1.13          0.97        0.16           3.69         2.84          0.85
                                       -------------- ------------- ------------ -------------- ------------- --------------
   Income before income taxes                   0.56          0.47        0.09           1.09         1.32         (0.23)
Income tax expense                              0.19          0.15        0.04           0.35         0.42         (0.07)
                                       -------------- ------------- ------------ -------------- ------------- --------------
   Net income                          $        0.37  $       0.32  $     0.05   $        0.74  $      0.90   $    (0.16)
                                       ============== ============= ============ ============== ============= ==============

Three Months Ended September 30, 2002 vs. 2001
The Company reported consolidated net income of $359,000, or $0.36 per diluted share for the three months ended September 30, 2002, compared to consolidated net income of $309,000, or $0.31 per diluted share, for the same period of 2001. The Company's annualized return on average assets (ROA) was 0.98% and 0.96% for the three-month periods ended September 30, 2002 and 2001, respectively, while the annualized return on average shareholders' equity (ROE) was 11.8% and 10.9% for the same periods, respectively.

On a quarter-to-quarter basis, the Company experienced a favorable variance in net interest income and non-interest income. As more fully discussed in the NET INTEREST INCOME section below, the growth in the Company's interest-bearing assets relative to its growth in interest-bearing liabilities equated to a positive impact on the Company's net interest income. Likewise, an increase in the volume of fee-related services has aided in enhancing non-interest income by 26.9%. Earnings also improved due to a decline in the loan loss provision. Slower loan demand coupled with a decline in the outstanding loans during the current quarter curbed the need for a comparative loan loss provision. As discussed above in the year to date summary, non-interest expense has increased dramatically due to the new branch in Covington. As expected, the expenses are currently exceeding the revenues generated by the office, however, each succeeding monthly result is steadily improving as the office tracks towards a breakeven asset base.

NET INTEREST INCOME
The most significant component of the Company's net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet's composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the nine-month periods ended September 30, 2002 and 2001, the tax-equivalent adjustment was $61,000.

Over the first nine months of 2002, the Company's net interest income has improved $548,000 or 14.4%. As shown in Table II, the majority of the improvement is volume related. Average interest-bearing assets were $134,000,000 in 2002 compared to $120,000,000 in 2001, an increase of 11.1%. The increased volume equated to an incremental increase in interest income of $830,000. Likewise, the growth in interest-bearing liabilities ($11,000,000) equated to an incremental increase in interest expense of $158,000. Overall, the net impact of the volume variance was an increase in net interest income of $672,000.

Interest rates have steadily declined over the past several months with many indices and benchmarks at or near historical lows. As a result of variable interest rate provisions, maturities and prepayments, a significant portion of the Company's interest-earning assets have repriced at lower interest rates during 2002. As a result, the net yield on interest-earning assets has declined from 7.82% to 6.57%, or 125 basis points. Similarly, interest-bearing liabilities repriced during 2002, resulting in a 161 basis point decrease in the average interest rate paid on the liabilities. Overall, the net impact of change in interest rates resulted in a net decrease in net interest income of $124,000.

An important component to any financial institution's financial success is its ability to effectively manage its net yield on interest-earning assets or "margin." Despite the falling rate environment, the Company was able to improve its margin by 13 basis points from the prior year (4.33% versus 4.20%). The improvement in the margin is a result of the loan growth over the past year (loans are the Company's highest yielding asset) and the incremental benefit derived from funding a portion of the growth in interest-earning assets with non-interest bearing deposits and internal capital (approximately $3,000,000). Going forward, the Company will continue to face a multitude of obstacles lowering its margin - fluctuations in interest rates, competition for loans, prepayments and others. Unfortunately, the current trend of slower loan demand will likely have a negative impact on the Company's margin in the fourth quarter. To combat the potential impact of the lower yield on its assets, the Company will be less aggressive with its funding prices, thereby better managing the asset growth of the Company.

Further analysis of the Company's yields on interest-earning assets and interest-bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

NON-INTEREST INCOME
Non-interest income includes revenues from all sources other than interest income and yield related loan fees from loans held in the Company's portfolio. On a quarter-to-quarter basis, non-interest income improved $46,000, or 26.9%, while for the nine month period ended September 30, 2002, it improved $184,000, or 39.4%. As a percentage of average assets, annualized non-interest income was 0.61% and 0.49% for the nine-month periods ended September 31, 2002 and 2001, respectively.

The improvement in the quarter and year to date non-interest income totals is attributed to the Company's secondary market loan program. A favorable interest rate environment coupled with the allocation of additional resources to the program relative to the prior year, has led to a $39,000 and $147,000 improvement in the quarter and year-to-date totals, respectively. Management expects to further capitalize on its secondary market loan activity for the balance of the year.

NON-INTEREST EXPENSE
Non-interest expense includes overhead costs that are not related to interest expense or to losses from loans or securities. As of September 30, 2002, the Company's non-interest expense totaled $3,621,000, an increase of $848,000, or 30.5%, over total non-interest expense incurred for the nine months ended September 30, 2001. On a quarter-to-quarter basis, other non-interest expense increased to $162,000, or 17.1%, for the third quarter of 2002. Expressed as a percentage of average assets, annualized non-interest expense was 3.4% and 2.9% for the nine months ended September 30, 2002 and 2001, respectively.


====================================================================================================================================

                                     TABLE I
                            AVERAGE BALANCE SHEET AND
                          NET INTEREST INCOME ANALYSIS
                            (In thousands of dollars)

                                                                  Nine Months Ended               Nine Months Ended
                                                                  September 30, 2002              September 30, 2001
                                                              Average     Interest  Yield/     Average     Interest Yield/
                                                              Balance        (1)     Rate      Balance       (1)     Rate
                                                           ------------- ---------- ------- ------------ ---------- ---------
INTEREST-EARNING ASSETS

    Loans, net of deferred origination costs               $    106,360   $ 5,775   7.24%   $   92,818    $  5,984    8.60%
    Securities:
        Taxable                                                  19,124       573   3.99%       17,844         704    5.26%
        Tax-exempt  (1)                                           3,683       179   6.47%        3,339         180    7.19%
                                                           ------------- --------- -------- -----------   ---------  -------
              Total securities                                   22,807       752   4.40%       21,183         884    5.56%
                                                           ------------- --------- -------- -----------   ---------  -------
    Federal funds sold and interest-bearing deposits              4,622        68   1.96%        6,358         192    4.03%
        with other banks                                   ------------- --------- -------- -----------   ---------  -------
              Total interest-earning assets                     133,789     6,595   6.57%      120,359       7,060    7.82%
                                                           ------------- --------- -------- -----------   --------- --------
NON-INTEREST-EARNING ASSETS
    Cash and due from banks                                       3,648                          2,812
    Bank premises and equipment                                   2,793                          1,611
    Other assets                                                  2,057                          2,333
    Allowance for loan losses                                      (951)                          (668)
                                                           -------------                    ------------
             Total assets                                  $    141,336                     $  126,447
                                                           =============                    ============
INTEREST-BEARING LIABILITIES
    Demand deposits                                        $     18,556        99   0.71%   $   15,257         185    1.62%
    Savings deposits                                             55,500     1,079   2.59%       41,365       1,212    3.91%
    Time deposits                                                34,658     1,008   3.88%       38,136       1,615    5.65%
                                                           ------------- --------- -------  -----------   ---------  -------
            Total interest-bearing deposits                     108,714     2,186   2.68%       94,758       3,012    4.24%
                                                           ------------- --------- -------  -----------   ---------  -------
    Short-term borrowings                                         3,532        43   1.62%        6,539         233    4.75%
    Long-term borrowings                                            356        23   8.61%          452          20    5.90%
                                                           ------------- --------- -------  -----------   ---------  -------
            Total other interest-bearing liabilities              3,888        66   2.26%        6,991         253    4.83%
                                                           ------------- --------- -------  -----------   ---------  -------
            Total interest-bearing liabilities                  112,602     2,252   2.67%      101,749       3,265    4.28%
                                                           ------------- --------- -------  -----------   ---------  -------
NON-INTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                              15,579                         12,219
    Other liabilities                                             1,128                          1,149
    Shareholders' equity                                         12,027                         11,330
                                                           -------------                    -----------
           Total liabilities and shareholders' equity      $    141,336                     $  126,447
                                                           =============                    ===========
NET INTEREST-EARNINGS                                                    $  4,343                         $  3,795
                                                                         =========                        =========
NET YIELD ON INTEREST-EARNING ASSETS                                                4.33%                             4.20%
                                                                                   =======                           =======


(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2002 and 2001.
(2) - For purposes of these computations, non-accrual loans are included in the amounts of average loans outstanding. Included in interest are loan fees of $93,000 and $97,000 for 2002 and 2001, respectively.



====================================================================================================================================



====================================================================================================================================

                                    TABLE II

                     CHANGES IN INTEREST INCOME AND EXPENSE
               DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                            (In thousands of dollars)

                                                                                         Nine Months Ended
                                                                                Sept. 30, 2002 versus Sept. 30, 2001
                                                                                        Increase (Decrease)
                                                                                         Due to Changes In:
                                                                             Volume (1)         Rate (1)           Total
                                                                         ---------------------------------------------------
INTEREST-EARNING ASSETS
    Loans                                                                 $          807     $     (1,016)     $      (209)
    Securities:
        Taxable                                                                       48             (179)            (131)
        Tax-exempt (2)                                                                18              (19)              (1)
                                                                         -----------------  ---------------  ---------------
           Total securities                                                           66             (198)            (132)
                                                                         -----------------  ---------------  ---------------
    Federal funds sold and interest-bearing deposits                                 (43)             (81)            (124)
       with other banks
                   Total interest-earning assets                                     830           (1,295)            (465)
                                                                         -----------------  ---------------  ---------------
INTEREST-BEARING LIABILITIES
    Demand deposits                                                                   34             (120)             (86)
    Savings deposits                                                                 344             (477)            (133)
    Time deposits                                                                   (137)            (470)            (607)
    Short-term borrowings                                                            (78)            (112)            (190)
    Long-term borrowings                                                              (5)               8                3
                                                                         -----------------  ---------------  ---------------
                   Total interest-bearing liabilities                                158           (1,171)          (1,013)
                                                                         -----------------  ---------------  ---------------
NET INTEREST-EARNINGS                                                     $          672     $       (124)     $       548
                                                                         =================  ===============  ===============

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each. (2) - Calculated on a fully tax-equivalent basis using the rate of 34%.

====================================================================================================================================

The increase in both the quarter and year to date expenses from the prior year is due in part to the incremental operating expenses associated with the new Covington branch. Nearly all-major expense line items reported in the Consolidated Statements of Income in Item 1 are up from the prior year due to the de novo branch. Direct operating expenses attributed to the new location totaled $112,000 and $356,000, respectively for the quarter and nine months ended September 30, 2002. Salaries and employee benefits account for the majority of the incremental expenses, which are derived from the six full-time staff employed by the branch. A portion of the expenses incurred during the first nine months are nonrecurring and therefore are not indicative of the future ongoing expense of the branch. Subsequent to September 30, 2002, the Company hired a new executive, who will be largely responsible for spearheading the business development of the Covington branch. Therefore, non-interest expense is expected to increase in the fourth quarter.

Included in non-interest expense is a $266,000 loss recorded on other real estate owned.

INCOME TAXES
The Company's provisions for state and federal income taxes during the third quarters of 2002 and 2001 were $191,000 and $147,000, respectively. For the year-to-date period, income tax expense was $345,000 in 2002 and $412,000 in 2001 representing effective tax rates of 32.2% and 32.1%, respectively.

CHANGES IN FINANCIAL CONDITION
The Company's total assets were $146,843,000 at September 30, 2002, compared to $131,319,000 at December 31, 2001, an increase of $15,524,000 or 11.8%. Average total assets were $141,336,000 during the nine month period ended September 30, 2002. Details concerning changes in the Company's major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
At September 30, 2002, the Company's securities position totaled $29,122,000, an increase of $10,795,000 or 58.9% from December 31, 2001. During the first nine months of 2002, the deposit growth has outpaced loan growth by nearly 5 to 1. As a result, additional funds were available for investing in the security portfolio. The ratio of securities designated as Available for Sale ("AFS") versus Held to Maturity ("HTM") continues to shift towards AFS. With this designation, the Company can more adequately meet its liquidity demands, should the need arise. Future designations of HTM will likely be limited to the purchase of small blocks of municipal securities. A more detailed discussion of the securities portfolio may be found in Note 2 of the condensed consolidated financial statements found in Item I.

It is the Bank's philosophy to minimize its involvement in the overnight funds market, however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its position in the overnight market in 2002 has been $4,622,000 (this figure includes interest-bearing deposits with other banks) compared to $6,358,000 in the prior year.

Loan Portfolio
At September 30, 2002, gross loans totaled $107,084,000, an increase of 3.3% from December 31, 2001, while on average, gross loans totaled $106,360,000 during the first nine months of 2002. Loan demand has been markedly slower in 2002 in comparison to the prior year. A portion of the slow down is a result of the current economic conditions. Uncertainty has prompted many small businesses to delay expansion or in some cases, employ a retraction strategy. In addition, competition for high quality loans remains keen, particularly in the Company's primary market area (Greenbrier County, WV). The low interest rate environment has put tremendous pressure on the Company to remain competitive with its pricing and service. Prepayment risk in a falling rate environment continues to play a significant role in the volume of loans the Company must generate in order to maintain a flat growth trend. In the third quarter, total loan outstandings declined $928,000 due to these same competitive factors. In order to combat the current trend, the Company has and will continue to make interest rate concessions to loan customers so long as the decisions support the Company's long-term financial goals and are supported by the Company's asset/liability policies and interest rate risk guidelines. Additionally, the Company will focus efforts on its newest market - Covington, Virginia. Of the Company's $3,446,000 growth in loans during the first nine months of 2002, Covington contributed approximately $2,000,000 of the growth. As mentioned in the NON-INTEREST EXPENSE section, the Company has hired an additional executive who will be largely responsible for business development in the Covington market. As a result, management expects the majority of the future loan growth to come from the Covington location, while loan growth at will be moderate to flat in the other markets. See Note 3 of the condensed consolidated financial statements for further information on the loan portfolio.

Allowance and Provision for Loan Losses
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance that encompasses evaluating problem credits and their potential loss, if any. In addition, management considers historical loan loss experience, new loan volume, portfolio composition, levels of non-performing and past due loans and current and anticipated economic conditions in evaluating the adequacy of the allowance for loan losses. When determined necessary, a provision for loan losses is charged to earnings in order to maintain an adequate allowance for probable loan losses. During the third quarter of 2002, the Company made a $30,000 provision for loan losses compared to $81,000 during the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, respectively, the provision for loan losses was $239,000 and $151,000. At September 30, 2002, the allowance for loan losses was $1,012,000 compared to $837,000 at December 31, 2001. Expressed as a percentage of loans, the allowance for loan losses was 0.95% and 0.81% at September 30, 2002 and December 31, 2001, respectively. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio. See Note 4 of the condensed consolidated financial statements for an analysis of the activity in the Company's allowance for loan losses for the nine-month periods ended September 30, 2002 and 2001, and for the year ended December 31, 2001.

Asset quality trends represent an important factor in evaluating the adequacy of the allowance for loan losses. A summary of the Company's past due loans and non-performing assets is provided in the following table:



               SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
                            (in thousands of dollars)

                                                                          Sept. 30,         Sept. 30,         Dec. 31,
                                                                            2002              2001              2001
                                                                    ------------------ ------------------ ------------------
   Loans past due 90 or more days still accruing                     $              -   $              -   $              -
   Non-accrual loans                                                              328                239                294
                                                                    ------------------ ------------------ ------------------
      Total non-performing loans                                                  328                239                294
   Other real estate owned and repossessed assets                                   2                796                796
                                                                    ------------------ ------------------ ------------------
      Total non-performing assets                                    $            330   $          1,035   $          1,090
                                                                    ================== ================== ==================
      Non-performing assets as a % of total assets                               0.2%               0.8%               0.8%
                                                                    ================== ================== ==================
      Allowance for loan losses as a % of non-performing loans                 308.5%             313.0%             284.7%
                                                                    ================== ================== ==================

Total non-performing assets at September 30, 2002 decreased $760,000 from December 31, 2001. As more fully discussed in Note 7 of the Consolidated Financial Statements included in Item 1, the Company completed the sale of other real estate owned in the third quarter, which had a carrying amount of $796,000 at December 31, 2001.

Deposits and Other Funding Sources
Total deposits at September 30, 2002 increased $15,834,000 or 13.8% from December 31, 2001. On average, deposits totaled $124,293,000 during the nine months ended September 30, 2002, which is an 8.4% increase over the 2001 year-end deposit balance. The following table summarizes the quarter-end and average year to date deposit mix for September 30, 2002 as compared to December 31, 2001:

                                                                             Avg. YTD      % Increase/(Decrease) Since
                                                                             Balance      Dec. 31, 2001 as Compared To:
                                                                                         -----------------------------------
                                                              Sept. 30,      Sept. 30,      Sept. 30,         Avg. YTD
                                                                 2002          2002           2002              2002
                                                           --------------  ------------- -----------------------------------
Demand deposits                                            $      35,692  $      34,135        14.0%            9.0%
Savings                                                           60,407         55,500        22.5%           12.5%
Certificates of deposit                                           34,355         34,658         1.1%            2.0%
                                                           -------------- --------------
   Total deposits                                          $     130,454  $     124,293        13.8%            8.4%
                                                           ============== ==============

The opening of the Covington branch has had a significant impact on the Company's deposit growth. This location was responsible for $11,073,000 or nearly 70.0% of the total growth experienced in the first nine months of 2002. The deposit mix at the new location is similar to the consolidated mix shown in the above table. Deposit growth from the Company's other locations has slowed following a rapid increase over an 18-month period. Because of the slower loan demand, management has opted to be less aggressive with its deposit pricing. As a result, deposit growth has been flat in all markets with the exception of Covington. The Company will remain highly competitive in this market in order to build its book of business.

Over the past year and coinciding with the fall in interest rates, there has been a distinct trend for depositor preference in short-term, liquid deposits, which yield a competitive return. This preference has led to significant growth in the Company's savings balance relative to other deposit products. As illustrated above, savings deposits have grown 22.5% since December 31, 2001. This trend is likely to continue should interest rates remain at their low levels and should equity markets continue to be highly volatile.

The Company's use of short-term borrowings during the nine-months ended September 30, 2002 consisted entirely of repurchase agreements entered into with various customers and on average did not materially differ from the December 31, 2001 balance.

LIQUIDITY
Liquidity is a measure of the Company's ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits with other banks, which totaled $7,525,000 at
September 30, 2002 versus $5,722,000 at December 31, 2001. The Company's liquidity is further enhanced by the availability of $5,276,000 (amortized cost) in debt securities maturing within the succeeding one year. Also, the Company has classified additional debt securities with an estimated fair value at September 30, 2002 of $18,639,000 as available for sale in the event of unforeseen need for liquidity. Additionally, the Company has approximately $49,000,000 in available lines of credit with various correspondent banks should the need arise.

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

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Total shareholders' equity at September 30, 2002 was $12,348,000 compared to $11,822,000 at December 31, 2001, an increase of $526,000. A reconciliation of the increase is reported in the Condensed Consolidated Statement of Shareholders' Equity included in Item I. Average total shareholders' equity expressed as a percentage of average total assets was approximately 8.5% at September 30, 2002 compared to December 31, 2001's level of 9.0%.

Cash dividends totaling $314,000, or $0.32 per share were declared during the first nine months of 2002 compared to $379,000 or $0.39 per share declared in comparable period of 2001. These payout levels represented approximately 43.1% and 43.5% of the Company's year-to-date earnings for the nine-month periods ended September 30, 2002 and 2001, respectively. The Company has a dividend policy whereby the dividend payout level may not exceed 40% of the Company's annual net income. Accordingly, future declarations may be limited to the amounts that would be available under the policy directive.

The Company has experienced rapid growth over the past two years, and accordingly, the Company's leverage ratio (equity to assets) has decreased. Although the Company continues to report capital ratios well above minimum guidelines as discussed in the following section, it has become prudent for the Company to manage the dividend growth rate in order to preserve capital for future internal asset growth and to build a capital position that will allow the Company to react in a timely manner to external growth opportunities should they present themselves. As a result, the board and management have opted to maintain a flat dividend rate with 2001's regular dividends as the "base year," provided year-to-date earnings support the divided policy mandate described above.

REGULATORY RESTRICTIONS ON CAPITAL AND DIVIDENDS
The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year's net income, as defined, plus the net retained profits of the two preceding years. Management does not anticipate any such restriction on its dividends in 2002.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                            RISK-BASED CAPITAL RATIOS
                               September 30, 2002

                                        Actual      Minimum
                                                  Requirement
                                      --------- -------------
Tier 1 risk-based capital ratio         11.16%       4.00%
Total risk-based capital ratio          12.17%       8.00%
Leverage ratio                           7.67%       3.00%

Improved operating results and a consistent dividend program, coupled with an effective management of credit and interest rate risk will be the key elements towards the Company continuing to maintain its present strong capital position in the future.




                                     ITEM 3.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The following table represents the results of the Company's interest sensitivity simulation analysis as of September 30, 2002 and December 31, 2001. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.

                                          Annualized Hypothetical %
                                       Change in Net Interest Income
                                         Sept. 30,          Dec. 31,
Interest rate scenario                      2002              2001
                                     ------------------ ----------------
Up 100 basis points                         -2.3             -4.8
Down 100 basis points                        1.8              4.8

As reported above, a sharp increase or decrease in interest rates would have a significant impact on the Company's earnings. Modest changes in the interest rate environment would not have as dramatic an impact.

                                     ITEM 4
                             CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


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

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
             a) All exhibits included with this filing follow the signature page. 1. Exhibit 11, Computation of Per Share Earnings, is included on page 22.
                 2. Exhibit 99.1, Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
                 3. Exhibit 99.2, Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
             b). The Company did not file any Form 8-K, Current Reports during the quarter ended September 30, 2002.

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


                                    By /s/ L. Thomas Bulla

                                    L. Thomas Bulla
                                    President and Chief Executive Officer



                                    By /s/ Matthew L. Burns

                                    Matthew L. Burns, CPA
                                    Chief Financial Officer, First National Bank
                                    (Principal Financial and Accounting Officer)




Date: November 14, 2002



                                  CERTIFICATION



I, L. Thomas Bulla, President and CEO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First National Bankshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           By /s/ L. Thomas Bulla

                                           L. Thomas Bulla
                                           President and Chief Executive Officer


Date: November 14, 2002

                                  CERTIFICATION



I, Matthew L. Burns, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First National Bankshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    By /s/ Matthew L. Burns

                                    Matthew L. Burns, CPA
                                    Chief Financial Officer, First National Bank
                                    (Principal Financial and Accounting Officer)


Date: November 14, 2002



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




                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First National Bankshares Corporation ("First National") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Thomas Bulla, President and Chief Executive Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Date: November 14, 2002







                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First National Bankshares Corporation ("First National") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matthew L. Burns, Chief Financial Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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




Date: November 14, 2002