Form 10-K
period 2002-12-31
FIRST NATIONAL BANKSHARES CORP
filed 2003-03-28
CIK 814178

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-14252

FIRST NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

West Virginia	62-1306172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Cedar Street, Ronceverte, West Virginia 24970
Telephone Number: (304) 647-4500

Securities registered pursuant to Sec. 12(b) of the Act

None

Securities registered pursuant to Sec. 12(g) of the Act

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

[ ] Yes    [X] No

As of March 1, 2003, the aggregate market value of the outstanding voting common stock held by nonaffiliates of the registrant was $18,052,363, as calculated based upon the closing price of $17.85 on said date.

The total number of shares of the registrant’s common stock outstanding as of March 1, 2003 was 983,780.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement dated March 19, 2003 with respect to its Annual Meeting of Shareholders to be held on April 24, 2003 are incorporated by reference into Part III, Items 10-13.

THIS REPORT CONTAINS 57 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 51.

FIRST NATIONAL BANKSHARES CORPORATION
Form 10-K

Table of Contents

                                                                                           Page
PART I

PART II
   Item 5 - Market for the Registrant's Common Stock and Related
                 Stockholder Matters..............................................             8
   Item 6 - Selected Financial Data...............................................             9
   Item 7 - Management's Discussion and Analysis of Financial

   Item 9 - Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...........................            46

PART III
   Item 10 - Directors and Officers of the Registrant.............................            46
   Item 11 - Executive Compensation...............................................            46
   Item 12 - Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters ....................            46
   Item 13 - Certain Relationships and Related Transactions.......................            46
   Item 14 - Controls and Procedures..............................................            46

PART IV
   Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K......            47

FIRST NATIONAL BANKSHARES CORPORATION

Form 10-K

PART I

ITEM 1 - BUSINESS

Organizational History

First National Bankshares Corporation (referred to in this report as the “Company”) is a West Virginia corporation. It was organized on January 28, 1986, and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

The Company has two wholly owned subsidiaries, a national banking association known as First National Bank (the “Bank”) and a non-banking subsidiary known as FNB Insurance, LLC. The Bank was originally organized and chartered in 1888, but was reorganized after the Great Depression and now operates under a charter dated 1933. Pursuant to a plan of reorganization, the Bank became a wholly owned subsidiary of the Company on August 3, 1987. FNB Insurance, LLC was organized on September 27, 2000 for the purpose of investing in ProServ, LLC, an insurance agency operating in the State of West Virginia selling various lines of insurance products. Along with other investors, FNB Insurance, LLC will share in the results of ProServ, LLC. The majority of the Company’s business activities are conducted through the Bank, as the Bank presently accounts for substantially all of the Company’s assets, revenues and earnings. As such, the following discussion will primarily focus on issues affecting the Bank.

General

The Bank is a federally insured depository institution offering a wide variety of services that are typical of full service community banks. The Bank primarily engages in retail and commercial banking in its defined geographic market areas. Following is a description of both activities and their related risks.

Retail Banking: Retail banking services to individuals include deposit (demand, savings and time deposit accounts) and lending activities. Principal lending types include installment loans (primarily loans secured by automobiles, consumer goods and deposit accounts), mortgage and home equity loans, overdraft protection, personal credit lines and credit card programs. Mortgage and home equity lending have the lowest risk profile due to the nature of the collateral. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft protection have the highest degree of risk since the loans are generally unsecured or secured by marketable securities. The credit card programs are fee services for originating the relationships and the Bank retains no credit risk. The Bank offers fixed rate residential loans through its secondary market program, whereby the Bank will originate fixed rate loans on behalf of third party mortgage brokers in exchange for a fee collected at the time of the loan’s funding. The underwriting decision, credit risk and funding responsibilities are borne by the third party brokers. The Bank’s involvement is limited to marketing the product and assisting the broker in the preparation of the underwriting documentation and closing documents.

Commercial Banking: Wide ranges of financial services are provided to commercial and small business entities. These services include, among others, lending, deposits, letters of credit and cash management services. The lending products are tailored to specific customer needs and are generally secured by various types of collateral, including commercial real estate, accounts receivable and business machinery and equipment. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate and credit risk. The Bank’s interest rate terms generally include variable rate features or three to five year balloon maturities, thereby minimizing the Bank’s exposure to interest rate risk. Commercial lending has a higher risk profile than does retail lending due to the larger dollar amounts involved, the nature of the collateral and a greater variety of economic risks that could potentially affect the loan customer.

The Bank manages its credit risk via a centralized credit administration process. Bank lending personnel follow established lending limits and authorities based on each individual’s lending expertise and experience. Loan policies and procedures require lending personnel to document and corroborate such items as: loan-to-value and debt coverage ratios, credit history and financial performance of the borrower. When considering loan requests, the primary factors taken into consideration by the Bank are the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews and visits to the borrower’s place of business. The loan officers will risk-rate their respective loan customers at the origination date of the loan based upon the strength of the borrower and the structure of the loan. During the term of the loan, the loan officer, along with the credit administrator, will monitor the performance of the loan and modify the risk rating based upon new information, such as current financial information, industry trends or fluctuations in collateral value.

The Bank does not currently participate in any indirect lending programs. The Bank’s participation in lease financing is not material.

Trust Services: The Bank also offers a broad range of fiduciary services through its Trust Department, including the administration of trusts and decedents’ estates and other personal and corporate fiduciary services. Personal fiduciary services include the settlement of estates, administration of various trusts, agency or custodial accounts, investment management and guardian services.

Investment Portfolio and Policies – As a complement to its commercial and retail banking activities, the Bank also carries a securities investment portfolio. The level of assets that the company holds in securities is dependent upon a variety of factors. Chief among these factors is the optimal utilization of the Company’s capital. After consideration of loan demand, excess capital is available to allocate to high-quality investment activities that can generate additional income for the Company and its shareholders, while still maintaining strong capital ratios. In addition to producing additional interest spreads for the Bank, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the Bank. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The Bank does not engage in trading activities.

Sources of Fundings – Liquidity management is the process by which the Company, through its Risk Management Committee and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, withdrawals by depositors, repayment of debt, maintaining adequate collateral for secured deposits and borrowings, paying dividends to its parent company, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines (FED funds), Federal Home Loan Bank (FHLB) advances and repurchase agreements.

Market Area

The Bank conducts business from four locations located in West Virginia and Virginia. The Bank’s primary market area includes the cities of Ronceverte and Lewisburg and surrounding Greenbrier County, West Virginia. As of December 31, 2002, the Bank’s operations in Greenbrier County accounted for approximately 71.8% of total loans and 85.7% of total deposits. Greenbrier County is predominately rural and comprised of moderate-income households. Major employment in the area includes agriculture, tourism, health care, education and light manufacturing. Unemployment rates in the Greenbrier county area often exceed the state average, with 2002‘s unemployment rate being 7.5% versus West Virginia’s statewide average (seasonally adjusted) of 6.1%. Employment is seasonal and is dependent on a small number of major employers.

The Charleston branch is located in Kanawha County, West Virginia. This area is home of the state capital and is the largest metropolitan area in West Virginia. Primary employment is related to various professional service industries, health care, state government, and the chemical industry. The Charleston area typically has unemployment rates below the state average, with Kanawha County’s average unemployment rate for 2002 being 4.9%. Consolidation in the chemical industry has negatively impacted the unemployment rate and attrition has led to a decline in the population. Real estate values have softened due to a high number of personal residences on the market.

The Company first entered the Covington, Virginia (located in Alleghany county) market in 2001 via a loan production office specializing in the fixed rate mortgage program discussed above. A newly constructed branch, which opened February 4, 2002, is located approximately 40 miles east of the Bank’s main location in Ronceverte. The demographics of the market are similar to the Company’s Greenbrier County market except that there is a stronger manufacturing segment. Unemployment in Virginia is well below the national average (3.6% at December 31, 2002). In Allegheny County, the unemployment rate is slightly higher than the state’s unemployment rate (3.9% at December 31, 2002), while the City of Covington’s unemployment rate is higher yet (4.7% at December 31, 2002).

Competition

Active competition exists for all services offered by the Company and its subsidiaries with other national and state banks, savings and loan associations, credit unions, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, financial advisory services, and other financial institutions serving the respective market areas. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other professional services.

In 1994, Congress passed the Reigle-Neal Interstate Banking Bill (the “Bill”). This Bill permitted certain interstate banking activities through a holding company structure, effective September 30, 1995. It permits interstate branching by merger effective June 1, 1997, unless states “opt-out” before that date. In March 1996, West Virginia adopted changes to its banking laws so as to permit interstate banking and branching to the fullest extent permitted by the Bill. The Bill also permits consolidation of banking institutions across state lines and perhaps de novo entry, subject to regulatory approval from the Office of the Comptroller of Currency (or “OCC”).

The Bank’s principal competitors in Greenbrier County include four other commercial banks, each of which is owned by statewide or regional bank holding companies. As of June 30, 2002 (the latest data available from the FDIC), the Bank had 21.2% of the deposit market share, which is up from the 19.3% market share reported by the FDIC a year earlier. In the Kanawha County market, the state’s five largest banking organizations, as well as regional and small independent banks service the Charleston area. Currently, the Company’s market share is estimated to be less than 1% for both deposits and loans.

The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services providers. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. The Bank generates new business primarily through newspaper and radio advertising, referrals and direct-calling efforts. Referrals for new business come from Company directors, present customers of the Bank and professionals such as attorneys and accountants.

Supervision and Regulation

The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act requires the prior approval of the Federal Reserve Board (the “FRB”) for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The Act further restricts bank holding company non-banking activities to those, which are determined by the FRB to be closely related to banking and a proper incident thereto. The Company is required by the Act to file quarterly and annual reports of its operations and is subject, along with its subsidiaries, to examination by the FRB.

The Bank is a national banking association chartered under the laws of the United States. As such, the operations of the Bank are subject to the regulations of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“the FDIC”) and West Virginia law. The Bank is also subject to periodic examination by the OCC.

Capital Standards - The FRB and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet, such as assets, and transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 - In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statutes.

FDICIA establishes a regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorizes regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly-under-capitalized and critically-under-capitalized.

By regulation, an institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Bank was a “well-capitalized” institution as of December 31, 2002.

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

Community Reinvestment Act - The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”) that requires banks to assess and to help meet the credit needs of the community in which the bank operates. The OCC examines the Bank to determine its level of compliance with CRA. The OCC and the Federal Reserve Board are required to consider the level of CRA compliance when regulatory applications are reviewed. In its most recent CRA examination, the Company’s banking subsidiary was given an “outstanding” CRA rating.

Deposit Acquisition Limitation - Under West Virginia law, an acquisition or merger is not permitted if the resulting depository institution or its holding company would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of the total amount of all deposits held by insured depository institutions in West Virginia. The Commissioner of Banking for good cause shown may waive this limitation.

Monetary Policies - The earnings of all subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB influences general economic conditions and interest rates through various monetary policies and tools. It does so primarily through open–market operations in U.S. Government securities, varying the discount rate on member and non-member bank borrowings, and setting reserve requirements against bank deposits. FRB monetary policies have had a significant effect on the operating results of banks in the past and are expected to do so in the future. The general effect of such policies upon the future business and earnings of each of the subsidiary companies cannot accurately be predicted.

Interest rate sensitivity has a major impact on the earnings of banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, the Bank attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program. See Item 7A additional discussion of interest rate sensitivity.

Gramm-Leach-Bliley Financial Services Modernization Act - Enacted on November 12, 1999, the Act repeals two provisions of the Glass-Steagall Act that previously separated banking, insurance, and securities activities. The law creates a new financial services structure, the financial holding company, under the Bank Holding Company Act. Financial companies will be able to engage in any activity that is deemed “financial in nature.” Therefore, banks will be able to affiliate with securities firms and insurance companies within the same financial holding company and, through that structure, bring a broad array of financial products to the marketplace, including traditional banking products, investment products, insurance, and mutual funds. The end result may be a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

The foregoing references to applicable statutes and regulations are brief summaries thereof and are not intended to be complete and are qualified in their entirety by reference to the full text of such statutes and regulations.

Employees

At December 31, 2002, the Company employed 52 full-time employees, of which 49 employees were allocated to the Bank and three were allocated to the Company. FNB Insurance, LLC had no employees during 2002.

Statistical Information

The disclosures required by Industry Guide 3 - Statistical Disclosure by Bank Holding Companies are included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2 – PROPERTIES

The Bank owns its principal office at One Cedar Street in Ronceverte, West Virginia. The building, which approximates 7,700 square feet in size, is fully used by the Bank in its operations. It also owns an adjacent drive-in banking facility that also provides customer parking.

The Bank owns its Lewisburg branch, which is located on U.S. 219 approximately two miles north of the Lewisburg city limits. The facility, which approximates 2,100 square feet, was constructed in 1997 following the expiration of a lease arrangement on a similar facility in Lewisburg, which the Bank occupied from 1986 to January 1997.

The Charleston branch is located in Laidley Tower, a multi-story office building in downtown Charleston, West Virginia. Effective May 1, 1996, the Company entered into a 10-year noncancellable lease agreement to occupy approximately 4,532 square feet of the building. Additional information related to this lease can be found in Note 12 of the Notes to Consolidated Financial Statements, which is included in Item 8 of this filing.

The Bank owns its Covington branch, which is located at 151 North Court Avenue in Covington, Virginia. The newly constructed facility opened on February 4, 2002 and replaces the loan production office opened in February 2001, which consisted of leased office space at 180 Monroe Avenue in Covington, VA. The new facility approximates 3,700 square feet.

The Bank’s properties and leased facilities are considered well suited for its current needs. The main office located in Ronceverte, WV, and the branch locations in Lewisburg and Covington have full-service banking available, including drive-in banking services. Space at both locations is ample, and no significant modifications are required at either location. The branch facility in Charleston is also a full-service branch offering the same services as the other locations, except it offers no drive-in banking services.

ITEM 3 - LEGAL PROCEEDINGS

Various legal proceedings are presently pending in which the Bank is a named party. These proceedings involve routine litigation incidental to the Bank’s business. In Management’s opinion, based upon advice of counsel, the resolution of such proceedings will not have a material impact on the Bank’s financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 1, 2003, approximately 560 stockholders of record held the Company’s common stock.

In December 2001, the Company received approval for listing on the Over the Counter Bulletin Board (“OTCBB”), which is sponsored by NASDAQ. Currently, four brokerage firms make a market in the Company’s stock, which trades under the symbol of FNWV. Prior to the listing, the stock was predominantly traded on a limited basis in privately negotiated transactions. For trades conducted and reported to management in 2001, the trading range was between $16.00 and $17.50 per share, with the last reported trade at or near the high end of the trading range. Since such trades reported to management were infrequent, and private trades may have been conducted which were not reported to management, no representations can be made regarding the fair value per share prior to its listing on the bulletin board. The following table sets forth the high and low closing prices for the Company’s common stock for 2002 and 2001 as derived from various external resources believed to be accurate.

                                             2002                     2001
                                       High         Low         High       Low
                                  ------------------------ -----------------------
First Quarter                      $   18.00    $   16.50    $   16.00    $   16.00
Second Quarter                         18.00        17.50        17.50        16.00
Third Quarter                          16.50        17.50        17.25        17.50
Fourth Quarter                         16.50        17.50        15.00        17.45

Payment of dividends by the Company is dependent upon payments to it from the subsidiary bank. The ability of the subsidiary bank to pay dividends is subject to certain limitations under banking regulations. These limitations are discussed in Note 14 of the Notes to Consolidated Financial Statements included with this Annual Report. The following table sets forth the quarterly dividends per share declared on First National’s common stock.

                                                 2002          2001         2000
                                             ------------- ------------- ------------
First Quarter                                $   0.13       $   0.13       $   0.11
Second Quarter                                   0.12           0.12           0.11
Third Quarter                                    0.07           0.14           0.13
Fourth Quarter                                   0.14           0.15           0.17
   Total                                     $   0.46       $   0.54       $   0.52

ITEM 6. - SELECTED FINANCIAL DATA

                                        (Dollars in thousands, except per share data and ratios)
                                                              (December 31,)
                                          2002        2001        2000        1999        1998
                                          ----        ----        ----        ----        ----
SUMMARY OF OPERATIONS
   Interest income                    $  8,692    $  9,224    $  8,761    $  7,707    $  7,564
   Interest expense                      2,925       4,123       4,079       3,390       3,372
   Net interest income                   5,767       5,101       4,682       4,317       4,192
   Provision for loan losses               304         257          73         100         449
   Noninterest income                      991         671         432         455         445
   Noninterest expense                   4,741       3,743       3,403       3,175       3,167
   Income before income taxes            1,713       1,772       1,638       1,497       1,021
   Net income                            1,144       1,200       1,100       1,002         724

PER SHARE DATA
   Net income:
      Basic                           $   1.16    $   1.23    $   1.14    $   1.04    $   0.75
      Diluted                             1.16        1.22        1.13        1.03        0.75
   Cash dividends declared                0.46        0.54        0.52         .42        0.33
   Book value                            12.79       12.04       11.31       10.52       10.11

AVERAGE BALANCE SHEET SUMMARY
   Loans, net                         $106,772    $ 95,045    $ 81,681    $ 69,835    $ 68,696
   Securities                           24,313      20,087      21,722      23,460      17,375
   Deposits                            126,649     108,847      91,173      88,821      78,949
   Long-term debt                          374         449         465       3,439       5,494
   Shareholders' equity                 12,147      11,453      10,798       9,941       9,543
   Total assets                        143,672     127,852     110,493     104,591      96,442

AT YEAR END
   Loans, net                         $109,516    $102,801    $ 87,759    $ 74,264    $ 68,671
   Securities                           32,677      18,327      20,996      22,876      17,866
   Deposits                            134,253     114,620      96,525      89,132      81,221
   Long-term debt                        1,350         442         458         473       5,488
   Shareholders' equity                 12,579      11,822      10,986      10,151       9,747
   Total assets                        151,808     131,319     114,875     104,829      98,353

SELECTED RATIOS
   Return on average assets               0.80%       0.94%       1.00%       0.96%       0.75%
   Return on average equity               9.42%      10.47%      10.19%      10.08%       7.59%
   Average equity to average assets       8.45%       8.96%       9.77%       9.50%       9.90%
   Dividend payout ratio                 39.52%      43.93%      45.76%      40.38%      43.64%

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

First National Bankshares Corporation (the “Company”) is a bank holding company, which provides financial products and services through its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. First National Bank is a commercial bank with operations in Greenbrier and Kanawha Counties of West Virginia and Alleghany County in Virginia. The Bank provides retail and commercial loans and deposit and trust services primarily to customers in Greenbrier, Kanawha, Alleghany and surrounding counties. FNB Insurance, LLC was organized on September 27, 2000, for the purpose of investing in ProServ, LLC, an insurance agency operating in the State of West Virginia selling various lines of insurance products. Along with other investors, FNB Insurance, LLC will share in the results of ProServ, LLC.

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of the Company for the applicable periods covered by the consolidated financial statements appearing in this Annual Report. This discussion and analysis should be read in conjunction with such financial statements and the accompanying notes thereto. Certain amounts in this discussion, as previously presented, have been reclassified from prior years to conform to current year classifications. Amounts and percentages have been rounded for purposes of discussion.

Forward-looking Statements

The following discussion contains statements that refer to future expectations, contains projections of the results of operations or of financial condition, or states other information that is “forward-looking.” “Forward-looking” statements are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. The Company’s management believes the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated. Some factors that could significantly affect the results include: changes in economic conditions, either nationally or within the Company’s markets; changes in market interest rates; changes in competitive pressures; changes in legal or accounting regulations; and changes in the securities and investments markets.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS section of this financial review.

Earnings Summary

The Company reported net income of $1,144,000 for 2002, a decrease of $56,000 or 4.6% over the $1,200,000 reported for 2001. On a per share basis, diluted earnings per share were $1.16 in 2002, $1.22 in 2001, and $1.13 in 2000. Improvements in net interest income and noninterest income were offset by higher operating costs incurred following the opening of a new full-service branch in Covington, Virginia, in February 2002 and a $266,000 pre-tax loss on the sale of foreclosed property. The new branch replaces the loan production office opened in Covington in February 2001. The various factors significantly influencing results of operations are included in the following discussion.

Return on average assets (ROA), a measure of how effectively the Company utilizes its assets to produce net income, was 0.80% for 2002, compared to 0.94% for 2001 and 1.00% for 2000. Return on average equity (ROE), which measures earnings performance relative to the total amount of equity capital invested in the Company, was 9.42% in 2002, 10.47% in 2001, and 10.19% in 2000.

Net Interest Income

The most significant component of the Company’s net earnings is net interest income, which is the excess of interest income earned on loans, securities and other interest earning assets over interest expense on deposits and borrowings. Net interest income is influenced by changes in volume resulting from growth and alteration of the balance sheet’s composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. Net interest income is presented and discussed in this section on a fully Federal tax-equivalent basis to enhance the comparability of the performance of tax-exempt securities to other fully taxable earning assets. For the years ended 2002, 2001, and 2000, tax-equivalent adjustments of $91,000, $82,000 and $75,000, respectively, are included in interest income, and were computed assuming a tax rate of 34.0% in all periods.

2002 Versus 2001
In 2002, the Company’s net interest income on a fully tax-equivalent basis increased $675,000 or 13.0% compared to 2001. The prevailing reason for the increase has been the growth in the Company’s interest-earning assets, which has been the driving force over the past three years as displayed in Table I. On average, interest-earning assets have increased from $121,604,000 in 2001 to $136,415,000 in 2002, an increase of 12.2%.

Interest rates have steadily declined over the past several months with many indices and benchmarks at or near historical lows. As a result of variable interest rate terms, contractual maturities and prepayments, a significant portion of the Company’s interest-earning assets have repriced at lower interest rates during 2002. As a result, the net yield on interest-earning assets has declined from 7.65% to 6.44%, or 121 basis points. Similarly, interest-bearing liabilities repriced during 2002, resulting in a 147 basis point decrease in the average interest rate paid on liabilities. Overall, the net impact of lower interest rates resulted in a net decrease in net interest income of $174,000.

An important component to any financial institution’s success is its ability to effectively manage its net yield on interest-earning assets or “margin.” Despite the falling rate environment, the Company was able to maintain its margin in 2002 (4.29% versus 4.26%). This was done by funding a portion of the growth in interest-earning assets with noninterest-bearing deposits and internal capital and controlling its interest cost. Notwithstanding the stable margin, the Company has seen signs of an eroding margin in the third and fourth quarters of 2002, which has been a common theme throughout the industry for the past two years. Slower loan demand relative to the increased asset growth has put added pressure on the margin.

See Tables I and II for further analysis of the Company’s net interest income.

2001 Versus 2000
The Company’s net interest income increased $425,000 or 8.9% from 2000 on a fully tax-equivalent basis. As in 2001, the Company experienced significant asset growth, particularly in loans, its highest yielding asset, which bolstered the Company’s interest income. Overall, the increase in interest-earning assets translated to an increase in interest income of $1,208,000. Similarly, growth in interest-bearing liabilities incrementally increased interest expense by $705,000. The overall impact of the volume changes was a net increase in the Company’s net interest income of $503,000. As was common across the industry, the Company’s net interest margin declined 28 basis points from the previous year as a result of the lower interest rate environment in 2001 and competitive pricing for loan and deposit customers. Overall, the decline in the net interest margin had a negative impact on the Company’s net interest income of $78,000.

Provision for Loan Losses

The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio based upon management’s periodic assessment of the adequacy of the allowance for loan losses.

During 2002, the Company made a provision for loan losses of $304,000. This compares to a provision of $257,000 and $73,000 made in 2001 and 2000 respectively. There has been a marked increase in the provision over the past three years. The increase is due in part to the increase in loan volume. Average loans have increased from $82,446,000 in 2000 to $106,772,000 in 2002. Secondly, a shift in various inherent risk factors directly related to asset quality, such as the current economic conditions, has warranted an increase in the provision. For additional discussion of these factors and the related allowance for loan losses account, refer to the ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS section of this discussion.

Noninterest Income

Noninterest income, which includes revenues from all sources other than interest income and yield related loan fees, totaled $991,000, $671,000, and $432,000 for the years ended December 31, 2002, 2001, and 2000. As a percentage of average assets, other income was 0.69%, 0.52%, and 0.39% for 2002, 2001 and 2000 respectively.

The following table (in thousands) details the components of non-interest income earned by the Company in 2002, 2001, and 2000, as well as the percentage increase (decrease) in each over the prior year.

================================================================================
                           NONINTEREST INCOME
                                       2002             2001            2000
                                    ---------------  -----------------   -------
                                            Percent            Percent
                                    Amount   Change    Amount   Change    Amount
                                    ---------------  -----------------   -------
Service fees                        $467       5.4%    $443      50.7%    $ 294
Securities gains (losses), net        84       n/a       -     (100.0)       (3)
Loan origination fees - secondary
   market loans                      308     140.6      128   1,063.6        11
Other                                132      33.3       99     (23.8)      130
                                    ------            ------              ------
   Total                            $991      47.7     $671      55.3     $ 432
                                    ======            ======              ======
================================================================================

2002 Versus 2001
A significant component of noninterest income in 2002 was loan fees derived from originating fixed-rate loans for third party mortgage brokers. The underwriting decision, credit risk and funding responsibilities are borne by the third party brokers. The Company’s involvement is limited to marketing the product and assisting the broker in the preparation of underwriting documentation and closing documents. In return, the Company receives a fee based upon the interest rate charged to the mortgage customer. Total fees were $308,000 in 2002 compared to $128,000 in 2001, and it accounted for nearly one-third of total noninterest income. The low interest rate environment spurred demand for this product in 2002.

In the past, the Company’s involvement in selling securities held in its available for sale portfolio was very limited. This strategy will likely continue in the future with sales generally occurring as a result of liquidity needs or issuer quality concerns, not as a significant source of revenue generation. Although liquidity needs were not significant in 2002, the Company did take advantage of a favorable interest rate environment by selling various securities that resulted in securities gains. The underlying purpose for the sales was to better manage future liquidity needs by matching future loan growth with maturing securities.

2001 Versus 2000
Service fees increased significantly following the implementation of a new fee schedule in the second quarter of 2001. This change coupled with an increase in deposit customers accounted for the $149,000 or 50.7% increase in fees. Loan origination fees recognized from the Bank’s secondary market loan program increased dramatically in 2001. The volume of loans originated was up significantly due to the favorable mortgage interest rate environment and the opening of the loan production office in Covington, Virginia, which accounted for approximately 42.2% of the loan fees in 2001. Other income was down in 2001 compared to 2000 due to a nonrecurring gain recognized following the restructuring of a life insurance company the Bank used for its key-man life insurance policies.

Noninterest Expense

The following table itemizes the primary components of noninterest expense for 2002, 2001 and 2000, and the percentage increase (decrease) in each over the prior year. A discussion of the material changes among the years presented also follows the table (in thousands).

===========================================================================================
                                               NONINTEREST EXPENSES
                                                 2002             2001          2000
                                         ------------------- ----------------  -------
                                                     Percent         Percent
                                           Amount    Change  Amount   Change   Amount
                                         ------------------ -----------------  -------
Salaries and employee benefits            $2,194      20.4% $1,823       7.2%  $1,701
Net occupancy expense                        344      12.4     306      13.3      270
Equipment rental, depreciation
   and maintenance                           409      23.2     332      19.4      278
Data processing                              397      18.2     336      23.1      273
Advertising                                  143      52.1      94       2.2       92
Professional & legal                         132       3.1     128       0.8      127
Directors' fees shareholders' expense        118      11.3     106      (4.5)     111
Postage and courier                          130      38.3      94      20.5       78
Stationery and supplies                      140      25.0     112      34.9       83
Loss on foreclosed real estate               266       -        -         -        -
Other                                        468      13.6     412       5.6      390
                                          ------    ------  ------    ------   ------
   Total                                  $4,741      26.7  $3,743      10.0   $3,403
                                          ======            ======             ======
Noninterest expense as a
   percentage of average earning assets    3.5%              3.1%               3.2%
===========================================================================================

=============================================================================================
                                                          TABLE I
                                        AVERAGE BALANCE SHEET AND NET INTEREST INCOME ANALYSIS
                                                        (Dollars in thousands)

                                                                        2002                                 2001                                 2000
                                                     --------------------------------------------------------------------------------------------------------------
                                                         Average                  Yield/      Average                  Yield/     Average                  Yield/
                                                         Balance      Interest     Rate       Balance      Interest     Rate      Balance       Interest    Rate
                                                     --------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Loans, net of unearned discount (1)                  $   106,772      $  7,631     7.15%    $  95,045     $   7,969     8.38%   $  82,446       $  7,454    9.04%
Securities:
   Taxable                                                20,508           792     3.86        16,693           868     5.20       18,704          1,132    6.05
   Tax-exempt (2)                                          3,805           268     7.04         3,394           242     7.13        3,018            220    7.28
                                                     ------------     ---------- --------  -----------    ----------  -------    ---------      ---------  -------
      Total securities                                    24,313         1,060     4.36        20,087         1,110     5.53       21,722          1,352    6.22
                                                     ------------     ---------- --------  -----------    ----------  -------    ---------      ---------  -------
Federal funds sold and interest-bearing deposits           5,330            92     1.73         6,472           228     3.52          570             31    5.44
      Total interest earnings assets                     136,415         8,783     6.44       121,604         9,307     7.65      104,738          8,837    8.44
                                                     ------------     ---------- --------  -----------    ----------  -------    ---------      ---------  -------
NONINTEREST-EARNING ASSETS
Cash and due from banks                                    3,496                                2,934                               2,658
Bank premises and equipment                                2,785                                1,746                               1,627
Other assets                                               1,940                                2,268                               2,235
Allowance for loan losses                                   (964)                                (700)                               (765)
                                                      ------------                         ------------                        ------------
Total assets                                          $  143,672                            $ 127,852                            $110,493
                                                      ============                         ============                        ============
INTEREST-BEARING LIABILITIES
Demand deposits                                           18,926            126     0.67       15,473           212     1.37       14,596            350    2.40
Savings deposits                                          57,546          1,448     2.52       43,362         1,559     3.60       36,860          1,736    4.71
Certificates of deposit                                   34,444          1,272     3.69       37,275         2,070     5.55       28,663          1,543    5.38
                                                     ------------     ---------- ---------  ----------    ----------  -------    ---------      ---------  ------
Total interest bearing deposits                          110,916          2,846     2.57       96,110         3,841     4.00       80,119          3,629    4.53
Short-term borrowings                                      3,382             51     1.51        5,993           257     4.29        7,241            423    5.84
Long-term borrowings                                         374             28     7.49          449            26     5.79          465             27    5.81
                                                     ------------     ---------- ---------  ----------    ----------  -------    ---------      ---------  ------
Total interest bearing liabilities                       114,672          2,925     2.55      102,552         4,124     4.02       87,825          4,079    4.64
                                                     ------------     ---------- ---------  ----------    ----------  -------    ---------      ---------  ------
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits                                           15,733                               12,737                              11,054
Other liabilities                                          1,120                                1,110                                 816
Shareholders' equity                                      12,147                               11,453                              10,798
                                                      ------------                          ----------                         -----------
   Total liabilities and shareholders equity         $   143,672                           $  127,852                           $ 110,493
                                                     =============                         ===========                         ===========
NET INTEREST EARNINGS                                                   $ 5,858                             $ 5,183                             $ 4,758
                                                                       =========                           ==========                           =========
NET YIELD ON INTEREST EARNING ASSETS                                                4.29%                               4.26%                               4.54%
                                                                                  =======                             ========                           ========
(1)      For  purposes  of this  table,  nonaccruing  loans are  included  in average  loan  balances.  Loan fees are also  included in interest income.
(2)      Computed on a fully Federal tax-equivalent basis using a rate of 34% for all years.
========================================================================================================================

==========================================================================================================================
                                                               TABLE II

                                                 CHANGE IN INTEREST INCOME AND EXPENSE
                                        DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
                                                        (Dollars in thousands)

                                                      2002 vs. 2001                            2001 vs. 2000
                                         ----------------------------------------------------------------------------------
                                                   Increase (Decrease)                      Increase (Decrease)
                                                    Due to Change in:                        Due to Change in:
                                             Volume        Rate         Total         Volume        Rate         Total
                                         ----------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                                    $     917      $ (1,254)    $  (337)     $   1,083   $   (568)      $   515
Securities:
   Taxable                                     174           (250)        (76)          (114)      (150)         (264)
   Tax-exempt (2)                               29             (3)         26             27         (5)           22
                                         ----------------------------------------------------------------------------------
      Total securities                         203           (253)        (50)            87       (155)         (242)
                                         ----------------------------------------------------------------------------------
Federal funds sold and interest-bearing
        deposits with other banks              (35)          (101)        (136)          212        (15)          197
                                         ----------------------------------------------------------------------------------
      Total interest earning assets          1,085         (1,608)        (523)        1,208       (738)          470
                                         ----------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Demand deposits                                 4            (126)         (86)           20       (158)         (138)
Savings deposits                              430            (541)        (111)          275       (452)         (177)
Certificates of deposit                      (147)           (651)        (798)          477         50           527
Short-term borrowings                         (82)           (123)        (205)          (65)      (101)         (166)
Long-term borrowings                           (5)              7            2            (1)        -             (1)
                                         ----------------------------------------------------------------------------------
      Total interest-bearing liabilities      236          (1,434)      (1,198)          706       (661)           45
                                         ----------------------------------------------------------------------------------
NET INTEREST EARNINGS                     $   849       $    (174)    $    675      $    502    $   (77)      $   425
                                         ==================================================================================

(1) -   The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) -   Calculated assuming a fully tax-equivalent basis using the rate of 34%.
=======================================================================================================

2002 Versus 2001
As expected, the opening of the Covington branch in February 2002 had a significant impact on the Company’s non-interest expense in 2002 compared to 2001. Overall, expenses increased $998,000 or 26.7% in 2002. Direct operating expenses associated with Covington were $495,000 or nearly 50.0% of the overall increase. Practically all expense items increased as a result of the new branch with salaries and related benefits accounting for the majority of the direct operating expenses ($277,000).

In February 2002, the Company upgraded its ATM network to a real-time processing platform. As a result of the upgrade, the Company’s data processing fees increased approximately $31,000. The remaining increase over 2001 is primarily a result of annual fee increases stipulated in the service providers’ contracts.

As more fully discussed in the Note 5 to the Consolidated Financial Statements, the Company recognized a $266,000 pretax charge to earnings as a result of the sale of foreclosed property in 2002.

2001 Versus 2000
Salaries and employee benefits, which are the Company’s largest noninterest expense, increased $122,000 or 7.2% in 2001. The increase was due in part to the hiring of three additional staff in 2001. In addition, the Company’s employee health insurance premiums and other related employee benefits increased 30.7% in 2001.

Both net occupancy and equipment maintenance line items increased in 2001 due to a number of reconditioning and refurbishment projects undertaken on the bank premises and equipment. Additionally, depreciation expense increased over the prior year due to various capital outlays for equipment and infrastructure improvement in 2001.

Data processing increased in 2001 compared to 2000 due to a full-year’s expense associated with the Bank’s online banking product and an increase in the third-party data processor’s fees. Data processing fees charged by the third party servicer rose in 2001 due to an increase in the volume of accounts and transactions processed by the servicer and due to new fees associated with various product enhancements purchased by the Company.

The increase in stationery and supplies is commensurate with the increase in the number of loan and deposit customers and incidental supplies used in connection with various direct mail advertising campaigns.

Income Taxes

The Company’s income tax expense, which includes both Federal and state income taxes, totaled $569,000 or 33.2% of pretax income in 2002, compared to $572,000 or 32.3% in 2001, and $538,000 or 32.8% in 2000. For financial reporting purposes, income tax expense does not equal the Federal statutory income tax rate of 34% when applied to pretax income, primarily because of state income taxes and interest income derived from tax-exempt securities. Additional details relative to the Company’s income taxes are included in Note 9 to the accompanying consolidated financial statements.

Changes in Financial Position

Total assets increased $20,489,000 or 15.6% to $151,808,000 at year-end 2002 compared to $131,319,000 at year-end 2001. Average total assets increased 12.4% from $127,852,000 during 2001 to $143,672,000 during 2002. TABLE I presents the composition of the Company’s average balance sheet for the years ended 2002, 2001 and 2000. A discussion of the significant fluctuations in components of the Company’s balance sheet follows.

Securities and Overnight Investments

The Company’s security portfolio consisted of available for sale and held to maturity securities. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity, net of deferred income taxes, while held to maturity securities are carried at amortized cost. The Company does not hold any securities for trading purposes. At year-end 2002, approximately 71% of the securities (based on amortized cost) was classified as available for sale. This compares to 61% in 2001. At the time of purchase, management decides whether securities will be classified as available for sale or held to maturity. For liquidity reasons, management will likely designate the majority of future purchases of securities as available for sale.

The securities portfolio averaged $24,313,000 in 2002, a $4,226,000 increase from 2001‘s average balance of $20,087,000. By year-end (and for much of 2002), deposit growth had outpaced loan growth by $12,685,000 or nearly 3 to 1, leading to growth in the Company’s security portfolio.

At December 31, 2002, the Company did not own securities of any one issuer, other than the U.S. Government or its agencies, that exceeded ten percent (10.0%) of shareholders’ equity. The distribution of non-equity securities together with the weighted average yields by maturity at December 31, 2002 is summarized in TABLE III.

At year-end, the Company’s investment in overnight positions, such as Federal funds sold and interest-bearing deposits held at other banks, was $2,550,000 in 2002 versus $2,152,000 in 2001. On average, the overnight position was $5,330,000 in 2002 compared to $6,472,000 in 2001. It is the Bank’s philosophy to minimize its involvement in the overnight funds market; however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis.

=====================================================================================================================
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

                                                           After One           After Five
                                      Within              But Within           But Within             After
                                     One Year             Five Years            Ten Years           Ten Years
                                  Amount   Yield(1)     Amount   Yield(1)    Amount  Yield(1)    Amount   Yield(1)
                               -------------------------------------------------------------------------------------
Securities Held to Maturity
U.S. Government agencies
   and corporations                $  1,000  5.3%       $     -    0.0%       $   -    0.0%       $  -      0.0%
State and political
   subdivisions                       1,520  5.3%           1,791  3.6%         2,002  3.3%         1,084   5.2%
Certificates of deposit with
   other banks                          887  2.5%           1,268  2.3%           -    0.0%           -     0.0%
                               -------------         -------------         -----------         ------------
      Total                        $  3,407  4.6%       $   3,059  3.1%       $ 2,002  3.3%       $ 1,084   5.2%
                               =============         =============         ===========         ============
Securities Available for Sale
U.S. Government agencies
    and corporations               $  4,185  2.8%       $  18,487  3.0%       $   -    0.0%       $    -    0.0%
                               =============         =============         ===========         ============

(1) Weighted average yield presented without adjustment to a tax equivalent basis.
(2) Excludes equity securities, such as Federal Reserve Bank and Federal Home Loan Bank stock.
==================================================================================================================

Loans

In 2002, loans increased $6,949,000, or 6.7%, to $110,587,000 from $103,638,000 at year-end 2001. Average loans outstanding increased from $95,045,000 in 2001 to $106,772,000 in 2002, an increase of $11,727,000 or 12.3%. A summary of the Company’s year-end loan balances by type is summarized in the following table (in thousands).

===================================================================================================================
                                                                 Percent                           Percent of
                                                                 Increase                         Total Loans
                                                    2002        (Decrease)        2001          2002        2001
                                                -------------- -------------  -------------- -----------------------
Commercial, financial and agricultural           $  47,268          11.1%      $  42,541        42.7%       41.0%
Real estate - construction                           1,340          15.2           1,163         1.2         1.1
Real estate - mortgage                              45,775           3.1          44,399        41.4        42.9
Installment                                         13,805           4.3          13,236        12.5        12.8
Other                                                2,399           4.3           2,299         2.2         2.2
                                                --------------                 ------------ ------------- ---------
        Total Loans                              $ 110,587           6.7       $ 103,638       100.0%      100.0%
                                                ==============                ============= ============= =========
===================================================================================================================

Overall, loan demand was restrained in 2002 due to depressed economic conditions and a decline in consumer confidence and spending. However, the Company did experience modest loan growth in its Covington market. In 2002, Covington was responsible for $6,931,000 in net loan growth, while the Company’s other markets experienced flat loan growth. In the fourth quarter of 2002, Covington accounted for $4,506,000 in net loan growth. The majority of this growth coincides with the hiring of a local, experienced commercial loan officer who is primarily responsible for business development in Covington and contiguous markets.

The Covington market will be experiencing significant changes in 2003. Two competitors, which together hold a significant amount of the market share in Covington, announced an agreement to merge. The merger is expected to close by the end of the third quarter in 2003. As a result of the consolidation, management expects that growth opportunities for the Company may arise during the transition of this consolidation; however, this cannot be assured. In the Company’s remaining markets, Greenbrier and Kanawha Counties, loan demand is expected to remain moderate to flat. A dampened economy has slowed growth in these markets. In addition, competition for loan customers has heightened, as previous and new competitors remain extremely active. Management will continue to rely on its current advertising campaign and personal relationships to stimulate loan growth.

A summary of loan maturities by loan type as of December 31, 2002, is included in Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report.

Allowance for Loan Losses and Risk Elements

At December 31, 2002 and 2001, the allowance for loans losses of $1,036,000 and $837,000 represented 0.94% and 0.81% of gross loans, respectively, and was considered adequate to cover inherent losses in the subsidiary bank’s loan portfolio as of the respective evaluation date. The allowance for loan losses is maintained at a level considered adequate to provide for inherent losses that can be reasonably estimated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management, on a quarterly basis, performs a comprehensive loan evaluation, which encompasses the identification of all potential problem credits that are included on an internally generated watch list. The identification of loans for inclusion on the watch list is facilitated through the use of various sources, including past due loan reports, previous internal and external loan evaluations, classified loans identified as part of regulatory agency loan reviews and reviews of new loans representative of current lending practices within the Bank. Once this list is reviewed to ensure it is complete, detailed reviews of specific loans for collectibility, performance and collateral protection are performed. A grade is assigned to the individual loans reviewed utilizing internal grading criteria, which is somewhat similar to the criteria utilized by the Bank’s primary regulatory agency. Based on the results of these reviews, specific reserves for potential losses are identified. In addition, management considers historical loan loss experience for both the Bank and its peer group, new loan volume, portfolio composition, levels of nonperforming and past due loans, trends in the Special Mention and Classified Assets, and current and anticipated national and local economic conditions in evaluating the adequacy of the allowance for loan losses.

The subsidiary bank’s allowance for loan losses is established on a loan-by-loan and pool-by-pool basis. In addition to loan performance factors (e.g. new loan volume, past due performance and charge-off history), management evaluates national and local economic conditions, which may impact future performance of the loan portfolios. An increase in the national unemployment rate, current economic uncertainty, an increase in home foreclosures, and a record number of bankruptcy filings in the United States have warranted additional consideration by management in evaluating estimated loss factors. As a result of the evaluation of the subjective factors, management has adjusted the historical loss experience to better reflect losses that are inherent in the portfolio. In 2002, the Company refined its method of allocating inherent loss factors to the various loan portfolios. As such, the allocation of the allowance from prior years has been reclassified in order to enhance the comparability to 2002‘s methodology. The Company’s unallocated portion has historically represented a minor portion of the allowance for loan losses. Management believes the allowance is sufficient to cover any potential losses in the current loan portfolio. An allocation of the allowance for loan losses to specific loan categories is presented in the table below.

The portion of the subsidiary bank’s allowance for loan losses specifically allocated to commercial, financial, and agricultural loans increased from $276,000 at December 31, 2001, to $329,000 at December 31, 2002, while the portion of the allowance for loan losses specifically allocated to real estate - construction loans remained unchanged at $1,000. The specific allocation for real estate - mortgage loans rose from $423,000 at December 31, 2001, to $508,000 at December 31, 2002. Meanwhile, the specific allocation for installment and other loans increased from $119,000 and $18,000, respectively, at December 31, 2001, to $168,000 and $30,000, respectively, at December 31, 2002. The increase in the specific allocations for each of the loan portfolios is attributable to an increase in the number of loans with identified losses. In addition, various risk factors discussed in the preceding paragraph have heightened over the past year and have dictated a higher reserve.

========================================================================================
                                     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                    (in thousands)

                                        2002                      2001
                             -----------------------------------------------------
                                           Portfolio                  Portfolio
                                              As a                      As a
                                            Percent                    Percent
                                            of Total                  of Total
                                Amount       Loans        Amount        Loans
                             -----------------------------------------------------
Commercial, financial,
   and agricultural            $   329        42.7%     $   276         41.0%
Real estate - construction           1         1.2            1          1.1
Real estate - mortgage             508        41.4          423         42.9
Installment                        168        12.5          119         12.8
Other                               30         2.2           18          2.2
                             -----------------------------------------------------
                               $ 1,036       100.0%        837         100.0%
                             =====================================================
========================================================================================

As more fully explained in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in this Annual Report, certain impaired loans are required to be reported at the present value of expected future cash flows discounted using the loan’s original effective interest rate or, alternatively, at the loan’s observable market price, or at the fair value of the loan’s collateral if the loan is collateral dependent. At December 31, 2002 and 2001, the Company had $433,000 and $294,000 in loans classified as impaired, all of which were nonaccrual. The related allowance for loss allocated to the impaired loans at December 31, 2002 and 2001 was approximately $82,000 and $16,000. The Company’s average investment in impaired loans was $302,000 for 2002 versus $306,000 in 2001.

Loan charge-offs, net of recoveries, for 2002 were $106,000 compared to $38,000 and $217,000 in 2001 and 2000, respectively. Expressed as a percentage of average loans outstanding, net loan charge-offs were 0.10%, 0.04% and 0.26% during 2002, 2001 and 2000, respectively. See Note 5 of the Notes to the Consolidated Financial Statements for an analysis of the activity in the Company’s allowance for loan losses in 2002, 2001 and 2000. The following table presents a summary of the Company’s nonperforming assets and accruing loans past due 90 days or more at December 31, 2002, 2001 and 2000 (in thousands).

========================================================================================
                           NONPERFORMING ASSETS
                                                     2002          2001
                                                -------------- --------------
Nonperforming assets
   Nonaccrual loans                              $    433       $   294
   Other real estate owned                             30           796
   Restructured loans                                   -             -
                                                -------------- --------------
   Total nonperforming assets                    $    463       $ 1,090
                                                ============== ==============
   As a percentage of outstanding loans               0.4%          1.1%
                                                ============== ==============
Accruing loans past due 90 days or more          $     -        $    -
                                                ============== ==============
========================================================================================

The Company classifies a loan as nonaccrual when the full collection of principal and interest is unlikely or when the loan is past due 90 or more days, unless the loan is adequately secured and in the process of collection. If interest on nonaccrual loans had been accrued in accordance with the original loan terms, such income would have approximated $22,000, $17,000 and $17,000 in 2002, 2001 and 2000, respectively. No income was recognized on such loans during 2002, 2001 or 2000.

Other real estate owned totaled $30,000 and $796,000 at December 31, 2002 and 2001, respectively. The December 31, 2002 carrying amount consists of a single parcel of residential property. Subsequent to year-end, the property was sold for cash wherein the Company recognized a $10,000 gain. The December 31, 2001 carrying amount consisted of a single parcel of commercial property. The property was leased for a period of time during 2001 and 2000 pursuant to an agreement signed in 1999. The property was sold for cash in August 2002 wherein the Company recognized a $266,000 pre-tax loss.

Deposits

Total deposits increased 17.1% to $134,253,000 as of December 31, 2002, from $114,620,000 at December 31, 2001. Similarly, average total deposits increased from $108,847,000 as of December 31, 2001 to $126,649,000 at December 31, 2002, an increase of 16.4%. A summary of the Company’s average deposits by product follows (in thousands):

========================================================================================
                         SUMMARY OF AVERAGE DEPOSITS

                                                  2002            2001
                                             --------------- ----------------
Demand deposits                               $   34,659      $   28,210
Savings                                           57,546          43,362
Certificates of deposits                          34,444          37,275
                                             --------------- ----------------
   Total                                      $  126,649      $  108,847
                                             =============== ================
========================================================================================

The opening of the Covington branch had a significant impact on the Company’s deposit growth in 2002. This location was responsible for $12,817,000 or nearly 65.3% of the total growth experienced in 2002. The deposit mix at the new location is similar to the consolidated mix shown in the above table. Although the deposit growth from the Company’s other locations has slowed following a rapid increase over a 24-month period, it accounted for the remaining $6,816,000, representing a 6.3% growth rate over the prior year. Competition from new and existing competitors has slowed deposit growth in Greenbrier County, West Virginia, which accounts for a majority of the Company’s current deposit base. In addition, management has opted to manage deposit growth with its pricing decisions. This is in response to the slower loan demand.

Over the past year and coinciding with the fall in interest rates, there has been a distinct trend for depositor preference in short-term, liquid deposits, which yield a competitive return. This preference has led to significant growth in the Company’s savings balance relative to other deposit products. As illustrated above, savings deposits have grown 32.7% since December 31, 2001. This trend is likely to continue should interest rates remain at their low levels and should equity markets continue to be highly volatile.

Although the Company remains committed to funding its assets with traditional community bank deposit products, interest rate costs, timing and transaction costs are weighed in determining the most effective method of funding the bank. With the advent of short-term and long-term funding alternatives discussed below, the reliance on core deposits as a significant funding source has lessened.

Details relative to the interest-bearing deposits are presented in Note 7 of the Notes to Consolidated Financial Statements included with this Annual Report.

Short-term and Long-term borrowings

The Company's short-term borrowings consist of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased and short-term advances from the Federal Home Loan Bank ("FHLB"). At December 31, 2002, short-term borrowings totaled $2,535,000 compared to $3,401,000 at December 31, 2001. On average, the Company’s utilization of these arrangements was $3,382,000 in 2002 compared to $5,993,000 in 2001. Because of the deposit growth and the resulting Federal funds sold position for most of 2002, the Company’s use of short-term advances or Federal funds purchased was negligible in 2002, which led to the decrease in the average balance in 2002 compared to 2001.

Long-term borrowings totaled $1,350,000 and $442,033 at December 31, 2002 and 2001, respectively. The outstanding loan at December 31, 2001, was paid off in August 2002. The Company entered into a $1,350,000 fixed-rate long-term borrowing with the FHLB in December 2002. The borrowing was obtained in order to fund a specific loan credit with similar interest rate and repayment terms.

For more information on borrowings refer to Note 8 of the Notes to Consolidated Financial Statements included in this report.

Capital Resources

Maintenance of a strong capital position is a continuing goal of the Company’s management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth. Over the past two years, the Company’s average total shareholders’ equity expressed as a percentage of average total assets remained strong at 8.5% and 9.0% for 2002 and 2001, respectively.

Cash dividends totaling $452,000, or $0.46 per share were declared in 2002 compared to $527,000 or $0.54 per share declared in 2001. These payout levels represented approximately 39.5% and 43.9% of the Company’s net income in 2002 and 2001, respectively. The Company has a dividend policy whereby the dividend payout level may not exceed 40% of the Company’s annual net income. In 2001, the Board approved the dividend payout in excess of the policy limit. Accordingly, future declarations may be limited to the amounts that would be available under the policy directive.

Although the Company continues to report capital ratios well above minimum guidelines as discussed below, it has become prudent for the Company to manage the dividend growth rate in order to preserve capital for future internal asset growth and to build a capital position that will allow the Company to react in a timely manner to external growth opportunities should they present themselves. As a result, future dividends are expected to remain flat. Additional information related to regulatory restrictions on capital and dividends are disclosed in Note 14 of the Notes to Consolidated Financial Statements included with this Annual Report.

The Company’s subsidiary bank is subject to minimum regulatory risk-based capital guidelines, as more fully described in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report. Such guidelines provide for relative weighting of both on and off-balance sheet items (such as loan commitments and standby letters of credit) based on their perceived degree of risk. At December 31, 2002, the Company continues to exceed each of the regulatory risk-based capital requirements as shown in the following table.

========================================================================================
                          RISK-BASED CAPITAL RATIOS
                                                       Minimum
                                        Actual       Requirement
                                   --------------- ----------------
Total risk-based capital ratio          12.18%          8.00%
Tier 1 risk-based capital ratio         11.16%          4.00%
Leverage ratio                           7.64%          3.00%
========================================================================================

Impact of Inflation and Effects of Changing Prices

The results of operations and financial position of the Company have been presented based on historical cost, unadjusted for the effects of inflation, except for the recording of unrealized gains and losses on securities available for sale. Inflation could significantly impact the value of the Company’s interest rate sensitive assets and liabilities and the cost of non-interest expenses, such as salaries, benefits and other operating expenses.

As a financial intermediary, the Company holds a high percentage of interest rate sensitive assets and liabilities. Consequently, the estimated fair value of a significant portion of the Company’s assets and liabilities re-price more frequently than those of non-banking entities. The Company’s policies attempt to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income, earnings and capital. A comparison of the carrying value of the Company’s financial instruments to their estimated fair value as of December 31, 2002, is disclosed in Note 15 of the Notes to Consolidated Financial Statements included with this report.

ITEM 7a – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity and Interest Rate Risk Management
Liquidity reflects The Company’s ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, interest-bearing deposits with other banks and Federal funds sold, which measured $5,587,000 at December 31, 2002. The Company also has available various lines of credit with correspondent financial institutions of more than $41,000,000 at year-end. Further enhancing the Company’s liquidity is the availability of approximately $7,591,000 (at amortized cost) in securities maturing within one year. Also, the Company has additional securities with maturities greater than one year with an estimated fair value totaling $18,553,000 classified as available for sale that may be liquidated should an unforeseen need for liquidity arise. The Company’s liquidity position is monitored continuously to ensure that day-to-day as well as anticipated long-term funding needs are met. Management is not aware of any other trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company’s liquidity.

Interest rate risk represents the volatility in earnings and market values of interest earning assets and interest-bearing liabilities resulting from changes in market rates. The Company seeks to minimize interest rate risk through asset/liability management. The Company’s Risk Management Committee, which is comprised of directors and management, meets on a regular basis to review the Company’s sources and uses of funds for the succeeding (30), (60) and (90) day time frames. In addition, projected balance sheets for the succeeding (12) month time frame are prepared and reviewed in order to ensure that liquidity is within policy guidelines, and if not, that appropriate strategies are formulated, implemented and measured for effectiveness in order to bring liquidity risk within policy guidelines. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change in the Company’s liquidity.

The following table represents the results of the Company’s interest sensitivity simulation analysis as of December 31, 2002 and 2001. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; prepayment assumptions; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest.

========================================================================================
                                           Annualized
                                         Hypothetical %
                                          Change in Net
                                         Interest Income
Interest Rate Scenario                  2002        2001
---------------------------------    ----------- -----------
Up 100 Basis Points                     -2.3%       -4.8%
Down 100 Basis Points                    1.8%        4.8%
========================================================================================

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS
                                                      December 31, 2002 and 2001

                                                                                     2002                2001
                                                                            -------------------- -------------------
                                   ASSETS

Cash and due from banks                                                      $        3,036,801  $        3,569,614
Federal funds sold                                                                    2,325,000              13,000
Interest-bearing deposits with other banks                                              225,325           2,138,601
Securities available for sale at estimated fair value
   (amortized cost of $23,033,527 and $11,141,227)                                   23,125,364          11,161,171
Securities held to maturity (estimated fair value
   of $9,715,842 and $7,290,628)                                                      9,552,089           7,165,447
Loans, less allowance for loan losses of $1,035,857 and
    $837,436                                                                        109,515,824         102,800,646
Premises and equipment, net                                                           2,729,979           2,456,403
Accrued interest receivable                                                             719,646             711,937
Other real estate owned                                                                  30,000             795,826
Other assets                                                                            548,421             506,816
                                                                            -------------------- -------------------
      Total assets                                                           $      151,808,449 $       131,319,461
                                                                            ==================== ===================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
   Noninterest-bearing                                                       $       15,610,048  $       15,535,851
   Interest-bearing                                                                 118,643,351          99,083,772
                                                                            -------------------- -------------------
      Total deposits                                                                134,253,399         114,619,623

Short-term borrowings                                                                 2,535,361           3,400,858
Other liabilities                                                                     1,090,190           1,035,334
Long-term borrowings                                                                  1,350,000             442,033
                                                                            -------------------- -------------------
      Total liabilities                                                             139,228,950         119,497,848
                                                                            -------------------- -------------------

Shareholders' equity
Common stock, $1.00 par value, authorized 10,000,000 shares,
   issued 983,780 and 981,780, respectively                                             983,780             981,780
Capital surplus                                                                       1,208,406           1,188,006
Retained earnings                                                                    10,331,292           9,639,661
Accumulated other comprehensive income                                                   56,021              12,166
                                                                            -------------------- -------------------
      Total shareholders' equity                                                     12,579,499          11,821,613
                                                                            -------------------- -------------------
      Total liabilities and shareholders' equity                             $      151,808,449  $      131,319,461
                                                                            ==================== ===================

See Notes to Consolidated Financial Statements

                                           FIRST NATIONAL BANKSHARES CORPORATION
                                                      AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                      For the Years Ended December 31, 2002, 2001 and 2000

                                                                      2002              2001              2000
                                                                ---------------- ----------------- -----------------
Interest income
   Interest and fees on loans                                   $     7,631,521   $     7,969,213  $     7,453,061
   Interest and dividends on securities:
      Taxable                                                           791,650           867,763        1,131,623
      Tax-exempt                                                        177,063           159,922          145,203
   Interest on Federal funds sold and
      interest-bearing deposits                                          92,089           227,470           30,733
                                                                ---------------- ----------------- -----------------
         Total interest income                                        8,692,323         9,224,368        8,760,620
                                                                ---------------- ----------------- -----------------
Interest expense
   Deposits                                                           2,846,518         3,840,931        3,628,942
   Short-term borrowings                                                 51,364           256,292          422,295
   Long-term borrowings                                                  27,678            26,340           27,258
                                                                ---------------- ----------------- -----------------
         Total interest expense                                       2,925,560         4,123,563        4,078,495
                                                                ---------------- ----------------- -----------------
         Net interest income                                          5,766,763         5,100,805        4,682,125
Provision for loan losses                                               304,000           256,500           72,500
         Net interest income after provision
                 for loan losses                                      5,462,763         4,844,305        4,609,625
                                                                ---------------- ----------------- -----------------
Noninterest income
   Service fees                                                         467,134           442,739          293,789
   Securities gains (losses), net                                        83,948                 -           (3,440)
   Loan origination fees - secondary market loans                       308,355           128,235           10,746
   Other income                                                         131,717            99,710          130,345
                                                                ---------------- ----------------- -----------------
         Total noninterest income                                       991,154           670,684          431,440
                                                                ---------------- ----------------- -----------------
Noninterest expense
   Salaries and employee benefits                                     2,193,917         1,823,007        1,700,934
   Net occupancy expense                                                343,632           305,343          269,917
   Equipment rental, depreciation and maintenance                       409,433           332,070          277,527
   Data processing                                                      396,916           336,166          273,588
   Advertising                                                          142,588            94,392          92,063
   Professional and legal                                               132,546           127,840         126,918
   Directors' fees and shareholder expenses                             117,735           105,957         110,554
   Postage and courier                                                  130,184            94,220          77,953
   Stationery and supplies                                              140,296           112,148          83,341
   Loss on foreclosed real estate                                       265,902               -               -
   Other operating expenses                                             467,980           411,449          390,265
                                                                ---------------- ----------------- -----------------
         Total noninterest expense                                    4,741,129         3,742,592        3,403,060
                                                                ---------------- ----------------- -----------------
Income before income taxes                                            1,712,788         1,772,397        1,638,005
Income tax expense                                                      569,258           572,693          537,912
                                                                ---------------- ----------------- -----------------
Net income                                                      $     1,143,530   $     1,199,704  $     1,100,093
                                                                ================ ================= =================
Basic earnings per common share                                 $          1.16   $          1.23  $          1.14
                                                                ================ ================= =================
Diluted earnings per common share                               $          1.16   $          1.22  $          1.13
                                                                ================ ================= =================

See Notes to Consolidated Financial Statements

                                           FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         For the Years Ended December 31, 2002, 2001 and 2000

                                                                                            Accumulated
                                                                                            Other Compre-     Total
                                                       Common      Capital     Retained       hensive       Shareholders'
                                                       Stock      Surplus      Earnings       Income (1)      Equity
                                                  ------------ ----------- ------------   -------------- ----------------
Balance, December 31, 1999                        $    964,515 $ 1,019,053  $ 8,370,344    $  (203,244)  $  10,150,668
Comprehensive income:
   Net income                                                                 1,100,093                      1,100,093
   Other comprehensive income, net of deferred
      income tax of $103,435:
         Unrealized gains on securities                                                        161,783         161,783
                                                                                                         ----------------
      Total comprehensive income                                                                             1,261,876
Cash dividends declared on common stock ($0.52)                                (503,433)                      (503,433)
Issued 6,750 shares of common stock
   pursuant to stock option plan                          6,750      70,400                                     77,150
                                                  ------------- ----------- ------------  --------------- ----------------
Balance, December 31, 2000                              971,265   1,089,453   8,967,004         (41,461)    10,986,261
Comprehensive income:
   Net income                                                                 1,199,704                      1,199,704
   Other comprehensive income, net of deferred
      income tax of $34,286
         Unrealized gains on securities                                                          53,627         53,627
                                                                                                          ----------------
      Total comprehensive income                                                                             1,253,331
Cash dividends declared on common stock ($0.54)                                (527,047)                      (527,047)
Issued 10,515 shares of common stock
   pursuant to stock option plan                         10,515      98,553                                    109,068
                                                  ------------- ----------- ------------  --------------- -----------------
Balance, December 31, 2001                              981,780   1,188,006   9,639,661          12,166      11,821,613
Comprehensive income:
   Net income                                                                 1,143,530                       1,143,530
   Other comprehensive income, net of deferred
      income tax of $28,038:
         Unrealized gains on securities net of
            reclassification adjustment                                                          43,855          43,855
                                                                                                            ---------------
      Total comprehensive income                                                                              1,187,385
Cash dividends declared on common stock ($0.46)                                (451,899)                       (451,899)
Issued 2,000 shares of common stock
   pursuant to stock option plan                          2,000      20,400                                      22,400
                                                  ------------- ------------ -----------  --------------- -----------------
Balance, December 31, 2002                        $     983,780 $ 1,208,406 $ 10,331,292    $     56,021  $  12,579,499
                                                  ============= ============ ===========  =============== ==================

                                                                                        2002          2001          2000
                                                                                   ------------------------------------------
(1) Disclosure of reclassification amount for the years ended:
      Net unrealized appreciation arising during the period, net of tax            $     75,522  $     53,627   $   161,783
      Less: reclassification adjustment for net securities gains
         included in net income, net of tax                                             (31,667)           -            -
                                                                                   --------------  ------------  ------------
      Net unrealized appreciation on investment                                    $     43,855  $     53,627   $   161,783
                                                                                   ==========================================

See Notes to Consolidated Financial Statements

                                           FIRST NATIONAL BANKSHARES CORPORATION
                                                           AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Years Ended December 31, 2002, 2001 and 2000

                                                                        2002                2001               2000
                                                                ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $      1,143,530      $    1,199,704     $    1,100,093
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                              324,814            243,871            219,412
Loss on disposal of premises and equipment                                   2,900              1,184                  -
Loss (gain) on sale of foreclosed assets                                   265,902             (4,188)             4,000
Provision for loan losses                                                  304,000            256,500             72,500
Deferred income tax (benefit) expense                                       (6,446)           (21,747)            11,707
Accretion of security discounts, net                                        73,509           (103,466)           (17,072)
Securities (gains) losses, net                                             (83,948)                 -              3,440
(Increase) decrease in accrued interest receivable                          (7,709)           225,438           (210,507)
(Increase) decrease in other assets                                        (65,118)            58,570            (75,931)
Increase in other liabilities                                               64,394             56,720             15,557
                                                                ----------------------------------------------------------
Net cash provided by operating activities                                2,015,828          1,912,586          1,123,199
                                                                ----------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities
    held to maturity                                                    27,730,999        109,805,000          1,011,560
Proceeds from  maturities and calls of securities
    available for sale                                                   3,047,750         22,260,000          2,500,000
Purchases of securities held to maturity                                (5,423,713)      (105,488,780)          (851,025)
Purchases of securities available for sale                             (39,623,539)       (23,715,092)          (501,590)
Net increase in loans                                                   (7,049,178)       (15,298,347)       (13,767,659)
Purchases of premises and equipment                                       (599,369)        (1,167,755)           (60,644)
Proceeds from sale of premises and equipment                                     -              4,770                  -
Proceeds from sales of foreclosed assets                                   529,924            204,188             24,000
Lease payments collected on other real estate owned                              -             17,670             42,000
                                                                ----------------------------------------------------------
Net cash used in investing activities                                  (21,387,126)       (13,378,346)       (11,603,358)
                                                                ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW
   and savings accounts                                                 21,369,032         19,239,903         (2,287,663)
Net (decrease) increase in time deposits                                (1,735,256)        (1,145,449)         9,680,988
Proceeds from issuance of common stock pursuant
   to stock option plan                                                     22,400            109,068             77,150
Net (decrease) increase in short-term borrowings                          (865,497)        (2,507,846)         1,796,125
Principal payments on long-term borrowings                                (442,033)           (16,084)           (15,171)
Proceeds from long-term borrowings                                       1,350,000                  -                  -
Dividends paid                                                            (461,437)          (544,895)          (482,995)
                                                                ----------------------------------------------------------
Net cash provided by financing activities                               19,237,209         15,134,697          8,768,434
                                                                ----------------------------------------------------------

(Continued)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                         For the Years Ended December 31, 2002, 2001 and 2000

                                                                        2002               2001                2000
                                                                ------------------ ---------------   ---------------------
(Decrease) increase in cash and cash equivalents                 $       (134,089)  $    3,668,937    $    (1,711,725)

Cash and cash equivalents:
Beginning                                                               5,721,215        2,052,278          3,764,003
                                                                ------------------ ----------------  ---------------------

Ending                                                           $      5,587,126   $    5,721,215    $     2,052,278
                                                                ================== ================  =====================

Supplemental Disclosures of Cash Flow Information
Cash payments for:
   Interest                                                      $      2,987,534  $     4,218,851    $     3,998,842
                                                                ================== ================  =====================
   Income taxes                                                  $        639,255  $       730,499    $       602,362
                                                                ================== ================  =====================

upplemental Schedule of Noncash Investing
   and Financing Activities
Other real estate acquired in settlement of loans                $         30,000  $            -     $          200,000
                                                                ================== ================  ======================
Dividends declared and unpaid                                    $        137,729  $       147,267    $          165,115
                                                                ================== ================  ======================

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of business: First National Bankshares Corporation (the “Company”) is a bank holding company, which provides financial products and services through its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. First National Bank is a commercial bank with operations in Greenbrier and Kanawha Counties of West Virginia and Alleghany County in Virginia. The Bank provides retail and commercial loans and deposit and trust services primarily to customers in Greenbrier, Kanawha, Alleghany and surrounding counties. FNB Insurance, LLC was organized on September 27, 2000, for the purpose of investing in ProServ, LLC, an insurance agency operating in the State of West Virginia selling various lines of insurance products. Along with other investors, FNB Insurance, LLC will share in the results of ProServ, LLC.

The Company’s only defined business segment is community banking. As a community bank, the Company offers its customers a full range of products through traditional branches, ATMs, and personal computers.

Principles of consolidation: The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within their respective industries. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Presentation of cash flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, balances due from banks (including cash items in process of clearing), Federal funds sold and interest-bearing deposits with other banks. Cash flows from demand deposits, NOW and savings accounts are reported net since their original maturities are less than three months. Cash flows from loans and certificates of deposit are reported net.

Securities: Debt and equity securities are classified as “held to maturity,” “available for sale” or “trading” according to management’s intent. The appropriate classification is determined at the time of purchase of each security and re-evaluated at each reporting date.

Securities held to maturity - Debt securities which the Company has the positive intent and ability to hold to maturity are reported at cost and adjusted for amortization of premiums and accretion of discounts.

Securities available for sale - Securities not classified as “held to maturity” or as “trading” are classified as “available for sale.” Securities classified as “available for sale” are those securities the Company intends to hold for an indefinite period of time but not necessarily to maturity. “Available for sale” securities are reported at estimated fair value net of unrealized gains or losses, which are adjusted for applicable income taxes and reported as a separate component of shareholders’ equity.

Trading securities - Securities purchased with the intention of recognizing short-term profits are placed in a trading account and carried at market value. Realized and unrealized gains and losses are included in income. There are no securities classified as “trading” in the accompanying consolidated financial statements.

Realized gains and losses on sales of securities are recognized on the specific identification method. Amortization of premiums and accretion of discounts are computed using the interest method.

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest is accrued daily on the outstanding balances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collectibility is unlikely. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in conditions.

A loan is impaired when, based on current information and events, it is probable that the subsidiary bank will be unable to collect all amounts due in accordance with the contractual terms of the specific loan agreement. Impaired loans, other than certain large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, are reported at the present value of expected future cash flows discounted using the loan’s original effective interest rate or, alternatively, at the loan’s observable market price, or at the fair value of the loan’s collateral if the loan is collateral dependent. The method selected to measure impairment is made on a loan-by-loan basis, unless foreclosure is deemed to be probable, in which case the fair value of the collateral method is used.

Generally, after management’s evaluation, loans are placed on nonaccrual status when principal or interest is greater than 90 days past due based upon the loan’s contractual terms. Interest is accrued daily on impaired loans unless the loan is placed on nonaccrual status. Impaired loans are placed on nonaccrual status when the payments of principal and interest are in default for a period of 90 days, unless the loan is both well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accrued and not collected in the current year is reversed and interest accrued and not collected from the prior year is charged to the allowance for loan losses. Interest on nonaccrual loans is recognized primarily using the cost-recovery method, whereby no income will be recognized until the entire principal balance is collected.

Loan fees and costs: Effective July 1, 2002, loan origination and commitment fees and direct loan origination costs are deferred and amortized as an adjustment of the loan yield over the life of the related loan. Prior to this date, the fees and costs were being recognized as collected and incurred, which did not produce results that were materially different from the recognition method adopted July 1, 2002.

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

Other real estate: Other real estate consists of real estate held for resale that was acquired through foreclosure on loans secured by such real estate. At the time of acquisition, these properties are recorded at estimated fair value less selling expenses with any write-down being charged to the allowance for loan losses. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses incurred in connection with operating these properties are insignificant and are charged to operating expenses. Gains and losses on the sale of these properties are credited or charged to operating income in the year of the transactions.

Income taxes: Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the Consolidated Statements of Shareholders’ Equity have been computed based upon a 39% effective tax rate.

Earnings per share: Basic earnings per common share are computed based upon the weighted average shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all stock options. The computation of basic and diluted earnings per share amounts at December 31, 2002, 2001 and 2000 is based upon the following outstanding shares:

                                                         2002             2001             2000
                                                    ---------------  ---------------   --------------
Weighted average shares outstanding
   for basic earnings per share calculation            981,906          975,690           966,823
Effect of dilutive securities
   stock options                                         2,876            5,525             5,752
                                                    ---------------  ---------------   --------------
Weighted average shares outstanding
  for fully-diluted earnings per share calculation     984,782          981,215           972,575
                                                    ===============  ===============   ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options: The Company has an incentive stock option plan covering certain key employees. Grants under the plan are accounted for under the intrinsic value method. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation for the plan been determined based on the fair value method, reported net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                        2002             2001               2000
                                  --------------- -----------------  -----------------
Net income:
   As reported                     $   1,143,530   $     1,199,704    $     1,100,093
   Pro forma                       $   1,141,329   $     1,197,505    $     1,085,250
Basic earnings per share:
   As reported                     $        1.16   $          1.23    $          1.14
   Pro forma                       $        1.16   $          1.23    $          1.12
Diluted earnings per share:
   As reported                     $        1.16   $          1.22    $          1.13
   Pro forma                       $        1.16   $          1.22    $          1.12

401(k) plan: The subsidiary bank sponsors a 401(k) plan, which covers substantially all employees. Bank contributions to the plans are charged to expense.

Postretirement benefit plans: The subsidiary bank provides certain health care and life insurance benefits for all retired employees that meet certain eligibility requirements. The plans are contributory with retiree contributions and are unfunded. The subsidiary bank’s share of the estimated costs that will be paid after retirement is being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits.

Reclassifications: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to current year classifications.

Emerging accounting standards:

Accounting for Transfers and Servicing of Financial Assets and Liabilities Effective April 1, 2001, the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Liabilities” (“SFAS No. 140”). SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures concerning transferred assets and collateral. The impact of adopting SFAS No. 140 was not significant to the Company’s financial position, results of operations or cash flows.

Business Combinations and Goodwill and Other Intangible Assets In July 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 was effective January 1, 2002. The Company adopted the accounting standards as required and there was no impact on the Company's financial position or net income.

Recent Accounting Developments In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on its financial statements.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal. The statement is not expected to have a material impact on the Company’s financial statements.

In April 2002, the FASB issued FAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements. The changes required by FAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

Note 2. Securities

The amortized cost, unrealized gains and losses, and estimated fair values of securities at December 31, 2002 and 2001, are summarized as follows:

                                                                    December 31, 2002
                                                  -------------------------------------------------------------------
                                                                                                       Estimated
                                                     Amortized       Unrealized        Unrealized         Fair
                                                       Cost            Gains             Losses           Value
                                                  --------------- ---------------- ---------------- -----------------
Available for sale
Taxable:

   U.S. Government agencies and corporations      $   22,671,210     $     92,975     $       655     $   22,763,530
   Federal Reserve Bank stock                             56,650                -               -             56,650
   Federal Home Loan Bank stock                          280,900                -               -            280,900
   Other equities                                         22,517                -             483             22,034
                                                  --------------- ---------------- ----------------- ----------------
      Total taxable                                   23,031,277           92,975           1,138         23,123,114
Tax-exempt:
   Federal Reserve Bank stock                              2,250                -               -              2,250
                                                  --------------- ---------------- ----------------- ----------------
      Total securities available for sale         $   23,033,527     $     92,975     $     1,138     $   23,125,364
                                                  =============== ================ ================= ================

Held to maturity
Taxable:

   U.S. Government agencies and corporations      $    1,000,000     $     38,200     $         -     $    1,038,200
   State and political subdivisions                      455,000           18,177               -            473,177
   Certificates of deposit with other banks            2,155,805                -               -          2,155,805
                                                  --------------- ---------------- ------------------ ---------------
      Total taxable                                    3,610,805           56,377               -          3,667,182
 Tax-exempt:
   State and political subdivisions                    5,941,284          116,071           8,695          6,048,660
                                                  --------------- ---------------- ------------------ ---------------
      Total securities held to maturity           $    9,552,089     $    172,448     $     8,695     $    9,715,842
                                                  =============== ================ ================== ===============

                                                                        December 31, 2001
                                                 -------------------------------------------------------------------
                                                                                                       Carrying
                                                                                                         Value
                                                    Amortized       Unrealized       Unrealized       (Estimated
                                                      Cost            Gains            Losses         Fair Value)
                                                 --------------- ---------------- ---------------- -----------------
Available for sale
Taxable:
   U.S. Government agencies and corporations      $   10,413,710  $        62,436  $         42,009  $   10,434,137
   Federal Reserve Bank stock                             56,650                -                 -          56,650
   Federal Home Loan Bank stock                          646,100                -                 -         646,100
   Other equities                                         22,517                -               483          22,034
                                                 --------------- ----------------  ---------------- ----------------
      Total taxable                                   11,138,977           62,436            42,492      11,158,921
Tax-exempt:
   Federal Reserve Bank stock                              2,250                -                 -           2,250
                                                 --------------- ----------------  ---------------- -----------------
      Total securities available for sale         $   11,141,227  $        62,436  $         42,492  $   11,161,171
                                                 =============== ================  ================ ==================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         December 31, 2001
                                                 -------------------------------------------------------------------
                                                     Carrying
                                                      Value                                            Estimated
                                                   (Amortized       Unrealized       Unrealized          Fair
                                                      Cost)           Gains            Losses            Value
                                                 --------------- ---------------- ------------------ ---------------
Held to maturity
Taxable:
   U.S. Government agencies and corporations      $    2,984,833  $        41,666  $              -  $    3,026,499
   State and political subdivisions                      470,000           14,509                 -         484,509
                                                 --------------- ---------------- ------------------ ---------------
      Total taxable                                    3,454,833           56,175                 -       3,511,008
Tax-exempt:
   State and political subdivisions                    3,710,614           70,212             1,206       3,779,620
                                                 --------------- ---------------- ------------------ ---------------
      Total securities held to maturity           $    7,165,447  $       126,387  $          1,206  $    7,290,628
                                                 =============== ================ ================== ===============

Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities, which are included in securities available for sale in the accompanying consolidated financial statements. Such securities are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

The maturities, amortized cost and estimated fair values of securities at December 31, 2002, are summarized as follows:

                                                         Held to Maturity                 Available for Sale
                                                  -------------------------------- ---------------------------------
                                                                      Estimated                         Estimated
                                                     Amortized          Fair           Amortized          Fair
                                                        Cost            Value            Cost             Value
                                                  --------------- ---------------- ---------------- ----------------
Due within 1 year                                 $    3,406,824  $     3,485,330  $     4,184,482  $     4,210,070
Due after 1 but within 5 years                         3,059,444        3,116,912       18,486,728       18,553,460
Due after 5 but within 10 years                        2,001,841        1,999,903                -                -
Due after 10 years                                     1,083,980        1,113,697                -                -
Equity securities                                              -                -          362,317          361,834
                                                  --------------- ---------------- ---------------- ----------------
                                                  $    9,552,089  $     9,715,842  $    23,033,527  $    23,125,364
                                                  =============== ================ ================ ================

At December 31, 2002 and 2001, securities with amortized costs of $11,864,694 and $10,818,543, respectively, with estimated fair values of $11,961,085 and $10,895,101, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Note 3. Loans

Loans are summarized as follows:
                                                                              2002                    2001
                                                                     ------------------------ ----------------------
Commercial, financial and agricultural                               $           47,268,220   $         42,540,798
Real estate - construction                                                        1,340,230              1,163,417
Real estate - mortgage                                                           45,774,579             44,399,052
Installment loans to individuals                                                 13,805,306             13,236,237
Other                                                                             2,398,461              2,298,578
                                                                     ------------------------ ----------------------
   Total loans                                                                  110,586,796            103,638,082
Net deferred loan origination fees                                                  (35,115)                    -
                                                                     ------------------------ ----------------------
   Total loans net of deferred loan origination fees                            110,551,681            103,638,082
Less allowance for loan losses                                                    1,035,857                837,436
                                                                     ------------------------ ----------------------
   Loans, net                                                        $          109,515,824   $        102,800,646
                                                                     ======================== ======================

Included in the net balance of loans are nonaccrual loans amounting to $433,004 and $294,452 at December 31, 2002 and 2001, respectively. If interest on nonaccrual loans had been recognized under the original terms of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans, such income would have approximated $22,288, $16,822 and $16,524 for the years ended December 31, 2002, 2001 and 2000, respectively. No income was recognized on such loans during 2002, 2001 or 2000.

The following represents contractual maturities of loans at December 31, 2002:

                                                                            After 1 But
                                                   Within 1 Year           Within 5 Years           After 5 Years
                                             ----------------------- ------------------------ ----------------------
Commercial, financial and agricultural         $        15,267,020    $           24,784,470   $          7,216,730
Real estate - construction                               1,340,230                         -                      -
Aggregate of remaining loan portfolio                   21,229,430                15,435,230             25,313,686
                                             ----------------------- ------------------------ ----------------------
      Total                                    $        37,836,680    $           40,219,700   $         32,530,416
                                             ======================= ======================== ======================
Loans due after one year with:

   Variable rates                              $         49,873,745
   Fixed rates                                           22,876,371
                                             -----------------------
      Total                                    $         72,750,116
                                             =======================

Concentrations of credit risk: The subsidiary bank grants commercial, residential and consumer loans to customers primarily located in Greenbrier and Kanawha Counties of West Virginia and Alleghany County in Virginia.

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

                                                   2002                  2001
                                         --------------------- ----------------------
Balance, beginning                         $       2,209,070     $        2,378,084
Additions                                          2,832,076              1,543,717
Amounts collected                                 (1,960,666)            (1,712,731)
                                         --------------------- ----------------------
Balance, ending                            $       3,080,480     $        2,209,070
                                         ===================== ======================

Note 4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                        2002                    2001                    2000
                                              ---------------------- ------------------------ ----------------------
Balance, beginning of year                     $            837,436   $              618,656   $            763,523
Losses:
   Commercial, financial and agricultural                     8,375                    7,342                  9,600
   Real estate - mortgage                                    37,702                        -                176,926
   Installment loans to individuals                          72,119                   43,393                 56,607
   Other                                                      3,308                    5,403                 10,008
                                              ---------------------- ------------------------ ----------------------
      Total                                                 121,504                   56,138                253,141
Recoveries:
   Commercial, financial and agricultural                       764                        -                      -
   Installment loans to individuals                          13,913                   15,500                 29,077
   Other                                                      1,248                    2,918                  6,697
                                              ---------------------- ------------------------ ----------------------
      Total                                                  15,925                   18,418                 35,774
Net losses                                                  105,579                   37,720                217,367
Provision for loan losses                                   304,000                  256,500                 72,500
                                              ---------------------- ------------------------ ----------------------
Balance, end of year                           $          1,035,857    $             837,436    $           618,656
                                              ====================== ======================== ======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s total recorded investment in impaired loans at December 31, 2002 and 2001 approximated $433,004 and $294,452, respectively, for which the related allowance for loan losses approximated $82,405 and $16,000, respectively. The Company’s average investment in such loans approximated $302,279, $306,334 and $618,024 for the years ended December 31, 2002, 2001 and 2000, respectively. All impaired loans at December 31, 2002 and 2001 were collateral dependent and, accordingly, the fair value of the loan’s collateral was used to measure the impairment of each loan. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $21,719, $23,807 and $38,247, respectively, in interest income on impaired loans.

For purposes of evaluating impairment, the Company considers groups of smaller-balance homogeneous loans to include: mortgage loans secured by residential property, other than those which significantly exceed the subsidiary bank’s typical residential mortgage loan amount (currently those in excess of $100,000); small-balance commercial loans (currently those less than $50,000); and installment loans to individuals, exclusive of those loans in excess of $50,000.

Note 5. Other Real Estate Owned

Other real estate owned totaled $30,000 and $795,826 at December 31, 2002 and 2001, respectively. The December 31, 2002 carrying amount consists of a single parcel of residential property. Subsequent to year-end, the property was sold wherein the Company recognized a $9,567 gain. The December 31, 2001 carrying amount consisted of a single parcel of commercial property. The property was leased for a period of time during 2001 and 2000 pursuant to an agreement signed in 1999. Lease payments were accounted for under the cost recovery method as reductions in the carrying value of the property. Total lease payments received for the years ended December 31, 2001 and 2000 totaled $17,670 and $42,000, respectively. The property was sold for cash in August 2002 wherein the Company recognized a $265,902 loss.

Note 6. Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:
                                                 2002             2001
                                           ---------------   --------------
Land                                       $       554,273  $       554,273
Building and improvements                        2,385,776        1,640,205
Furniture and equipment                          2,449,191        2,092,996
Construction in process                                  -          542,112
                                           ---------------   --------------
                                                 5,389,240        4,829,586

Less accumulated depreciation                    2,659,261        2,373,183
                                           ---------------   ---------------
Bank premises and equipment, net           $     2,729,979  $     2,456,403
                                          ================= ================

Depreciation expense for the years ended December 31, 2002, 2001 and 2000, totaled $322,893, $241,965 and $219,412, respectively.

At December 31, 2001, the Company had incurred construction costs and equipment procurement outlays totaling $542,112, all of which related to a new full-service branch facility built in Covington, Virginia. The facility opened on February 4, 2002.

Note 7. Deposits

The following is a summary of interest-bearing deposits by type as of December 31:
                                                 2002             2001
                                            --------------   --------------
Interest-bearing demand deposits           $    18,551,872  $   15,779,572
Savings deposits                                67,848,799      49,326,264
Certificates of deposit                         32,242,680      33,977,936
                                            --------------   --------------
   Total                                   $   118,643,351  $   99,083,772
                                          ================= ================

Time certificates of deposit in denominations of $100,000 or more totaled $5,595,192 and $7,074,563 at December 31, 2002 and 2001, respectively. Interest paid on time certificates of deposit in denominations of $100,000 or more was $267,472, $474,126 and $314,791 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the maturity distribution of certificates of deposit in denominations of $100,000 or more as of December 31, 2002:

                                                Amount
                                          -----------------
Three months or less                       $     1,040,211
Three through six months                           437,216
Six through twelve months                        2,270,193
Over twelve months                               1,847,572
                                          -----------------
   Total                                   $     5,595,192
                                          =================
A summary of the maturities of certificates of deposit as of December 31, 2002, follows:
                  Year             Amount
                --------       --------------
                 2003           $ 22,741,184
                 2004              6,351,428
                 2005              2,146,841
                 2006                921,737
                 2007                 81,490
                              --------------
                               $  32,242,680
                              ==============

The Bank has, and expects to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In management’s opinion, these deposits and transactions were on the same terms as those for comparable deposits and transactions with nonrelated parties. Aggregate deposit and related balances (principally repurchase agreements) with related parties for the years ended December 31, 2002 and 2001, were $3,305,662 and $1,543,234, respectively.

Note 8. Other Borrowings

Short-term borrowings: During 2002 and 2001, the Company’s short-term borrowings consisted of securities sold under agreements to repurchase (repurchase agreements), Federal funds purchased from other financial institutions and short-term advances from the Federal Home Loan Bank.

                                                                               2002
                                                      -------------------------------------------------------
                                                                               Federal         Short-term
                                                          Repurchase            Funds           Advances-
                                                          Agreements          Purchased           FHLB
                                                      -------------------------------------------------------
Outstanding at year-end                               $       2,535,361  $               -   $        -
Weighted average interest rate at December 31                      0.9%                0.0%         0.0%
Maximum amount outstanding at any month-end           $       3,854,353  $               -   $        -
Average daily amount outstanding                      $       3,377,734  $           4,268   $        -
Weighted average interest rate                                     1.5%               2.1%          0.0%

                                                                               2001
                                                      -------------------------------------------------------
                                                                              Federal          Short-term
                                                           Repurchase          Funds            Advances-
                                                           Agreements        Purchased            FHLB
                                                      -------------------------------------------------------
Outstanding at year-end                               $        3,400,858 $               - $               -
Weighted average interest rate at December 31                       2.4%              0.0%              0.0%
Maximum amount outstanding at any month-end           $       17,956,394 $         244,000 $       3,000,000
Average daily amount outstanding                      $        4,123,240 $          28,175 $       1,832,877
Weighted average interest rate                                      3.9%              5.7%              5.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest paid on these borrowings is based upon either fixed or variable rates as determined upon origination. For the Company’s repurchase agreements, minimum deposit balance requirements are established on a case-by-case basis. The securities underlying these agreements are under the subsidiary bank’s control and secure the total outstanding daily balances.

Long-term borrowings: The Company’s long-term borrowings of $1,350,000 and $442,033 at December 31, 2002 and December 31, 2001, respectively, consist of advances from the Federal Home Loan Bank (“FHLB”). These borrowings bear fixed rates and are secured by Federal Home Loan Bank stock, qualifying first mortgage loans, certain nonmortgage loans and all investments not otherwise pledged. The average interest rate on the borrowings at December 31, 2002 and 2001 was 4.3% and 5.9%, respectively.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows:
                                  Year Ending
                                  December 31,          Amount
                                ---------------     ------------
                                     2003           $    65,409
                                     2004                68,291
                                     2005                71,300
                                     2006                74,443
                                     2007                77,722
                                  Thereafter            992,835
                                                   -------------
                                                    $ 1,350,000
                                                   ==============

Note 9. Income Taxes

The components of applicable income tax expense (benefit) for the years ended December 31 are as follows:
                                            2002             2001             2000
                                        ------------    -------------   --------------
Current:
   Federal                            $      487,051   $      508,348   $      462,132
   State                                      88,653           86,092           64,073
                                        ------------    -------------   --------------
                                             575,704          594,440          526,205
Deferred (Federal and State)                  (6,446)         (21,747)          11,707
                                        ------------    -------------   --------------
      Total                           $      569,258   $      572,693   $      537,912
                                      ================ ================ ================

A reconciliation between the amounts of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31 is as follows:

                                              2002                    2001                 2000
                                  -----------------------------------------------------------------------
                                       Amount    Percent        Amount   Percent      Amount    Percent
                                  ------------ ----------- ------------ ---------- ----------- ----------
Computed tax at applicable
   statutory rate                  $  582,348      34.0     $  602,615     34.0   $  556,922      34.0
Increase (decrease) in taxes from:
   Tax-exempt interest                (80,333)     (4.7)       (75,217)    (4.3)     (61,453)     (3.8)
   State income taxes, net of
      Federal income tax benefit       57,965       3.4         54,981      3.1       43,278       2.7
   Other, net                           9,278       0.5         (9,686)    (0.6)        (835)     (0.1)
                                  ------------ ----------- ------------- --------- ----------- -----------
Applicable income taxes            $  569,258      33.2     $  572,693     32.2   $  537,912      32.8
                                  ============ =========== ============= ========= =========== ===========

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities as of December 31 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            2002             2001
                                      ---------------- ----------------
Deferred tax assets:
   Allowance for loan losses          $       297,861  $       220,478
   Employee benefits                          191,025          177,995
   Other real estate owned                          -           22,493
                                      ---------------- ----------------
                                              488,886          420,966
                                      ---------------- ----------------
Deferred tax liabilities:
   Depreciation                                60,682           14,078
   Accretion on securities                      3,564           23,937
   Net deferred loan origination fees          85,215           50,153
   Basis differences - other assets               181                -
   Net unrealized gain on securities           35,816            7,778
                                      ---------------- ----------------
                                              185,458           95,946
                                      ---------------- ----------------
      Net deferred tax assets         $       303,428  $       325,020
                                      ================ ================

Note 10. Employee Benefits

401(k) plan: The subsidiary bank sponsors a 401(k) defined contribution plan covering substantially all employees. Participants are eligible to contribute up to 15% of their annual compensation to the plan. The Bank matches up to 5% of each participant's annual compensation. In addition, the Bank is also eligible to make discretionary contributions to the plan. Contributions to the above plan for the years ended December 31, 2002, 2001 and 2000, totaled $47,451, $51,443 and $57,170, respectively.

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

                                                               Retiree Medical and Life Insurance Plans
                                                   -----------------------------------------------------------------
                                                           2002                 2001                   2000
                                                   -----------------------------------------------------------------
Change in accumulated postretirement
   benefit obligation
Accumulated postretirement benefit
   obligation at beginning of year                  $        439,049    $           389,458    $           497,536
Service cost                                                   5,572                  6,855                  9,780
Interest cost                                                 28,594                 26,248                 34,122
Actuarial loss (gain)                                         77,717                 45,016               (123,173)
Benefits paid                                                (28,723)               (28,528)               (28,807)
                                                   ------------------- ---------------------- ----------------------
Accumulated postretirement benefit
   obligation at end of year                         $       522,209    $           439,049    $           389,458
                                                   =================== ====================== ======================

                                                               Retiree Medical and Life Insurance Plans
                                                   -----------------------------------------------------------------
                                                           2002                 2001                   2000
                                                   -----------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year      $            -     $               -       $               -
Employer contributions                                        28,723                 28,528                 28,807
Benefits paid                                                (28,723)               (28,528)               (28,807)
                                                   ------------------- ---------------------- ----------------------
   Fair value of plan assets at end of year         $              -    $                 -    $               -
                                                   =================== ====================== ======================
Funded status                                       $       (522,209)   $          (439,049)   $          (389,458)
Unrecognized net actuarial loss (gain)                        69,804                (11,890)               (63,418)
                                                   ------------------- ---------------------- ----------------------
   Accrued postretirement benefit cost              $       (452,405)   $          (450,939)   $          (452,876)
                                                   =================== ====================== ======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Retiree Medical and Life Insurance Plans
                                                   -----------------------------------------------------------------
                                                                2002                 2001                   2000
                                                   -----------------------------------------------------------------
Components of net periodic
   postretirement benefit cost
Service cost                                        $          5,572    $             6,855    $             9,780
Interest cost                                                 28,594                 26,248                 34,122

Amortization of net actuarial (gain) loss                     (3,977)                (6,512)                   905
                                                   ------------------- ---------------------- ----------------------
   Net periodic postretirement benefit cost         $         30,189    $            26,591    $            44,807
                                                   =================== ====================== ======================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                   One Percent       One Percent
                                                                                 Point Increase     Point Decrease
                                                                               ---------------- --------------------
Increase (decrease) service and interest rate components                       $        1,221     $       (1,232)
                                                                               ================ ====================
(Increase) decrease accumulated postretirement benefit obligation              $      (18,774)    $       18,953
                                                                               ================ ====================

Note 11. Stock Option Plan

Information regarding the Company’s stock option plan is presented below. The significant provisions of the plan include authorization of the stock option committee to grant up to 98,125 shares of common stock between April 25, 1996 and April 25, 2006 (the shareholders approved an amendment to the plan in April 2002 allocating an additional 50,000 shares to the plan). Each option fully vests after six months from the grant date and must be exercised within five years.

A summary of the status of the plan at December 31, 2002, 2001 and 2000, and changes during the year ended, along with the assumptions used in calculating the estimated fair value of the options, are as follows:

                                           2002                         2001                        2000
                                ------------------------ ------------------------------ ---------------------------
                                                Weighted                       Weighted                   Weighted
                                                 Average                       Average                    Average
                                                Exercise                       Exercise                   Exercise
                                  Shares          Price         Shares          Price       Shares         Price
                                ------------------------ ------------------------------ ---------------------------
Fixed options
Outstanding at beginning
   of year                          28,845  $        15.61         37,610   $      13.87      32,015   $      12.43
Granted                                  -               -          5,250          17.50      15,470          16.00
Exercised                           (2,000)          11.20        (10,515)         10.37      (6,750)         11.43
Forfeited                                -               -         (3,500)         15.50      (3,125)         14.95
                                ------------                ---------------              -------------
Outstanding at end of year          26,845           15.93         28,845          15.61      37,610          13.87
                                ============                ===============              =============
Exercisable at end of year          26,845           15.93         23,595          15.19      23,890          12.65
                                ============                ===============              =============
Fair value per option granted
   during the year                      N/A                      $   1.27                   $   1.83
                                                            ===============              =============

Option pricing method                   N/A                   Black-Scholes                Black-Scholes
Assumptions:
   Expected dividend yield                                           3.00%                      3.00%
   Risk-free interest rate                                           4.33%                      5.92%
   Expected life of options                                        5 Years                    5 Years

At December 31, 2002, the options outstanding under the stock option plan have exercise prices ranging from $15.00 to $17.50 and a weighted average remaining contractual life of 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Lease Obligation

The subsidiary bank leases the Charleston branch office space under an operating lease with an initial term of ten years expiring on May 1, 2006. The lease provides for two successive options for five-year renewals. Total minimum lease payments of $101,970 were charged to expense for each of the years ended December 31, 2002, 2001 and 2000. In addition, adjustments may be charged or credited to the minimum amount for changes in the Company’s portion of the common area maintenance. Total future minimum lease payments under the lease are as follows:

                Year Ending
                December 31,           Amount
                                 ------------------
                    2003         $    101,970
                    2004              101,970
                    2005              101,970
                    2006               33,990
                                 ------------------
                                 $    339,900
                                 ==================

Note 13. Commitments and Contingencies

Reserve requirements: The subsidiary bank is required to maintain average balances with the Federal Reserve Bank. During 2002, the average balance maintained was approximately $712,000. The subsidiary bank does not earn interest on this balance.

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

The contract amounts of those instruments reflect the extent of involvement the bank has in particular classes of financial instruments. At December 31, 2002 and 2001, the subsidiary bank’s financial instruments with off-balance sheet risk are as follows:

  Financial instruments whose contract               Contract Amount
     amounts represent credit risk                 2002            2001
-----------------------------------------    ---------------- ----------------
Total loan commitments                        $   15,647,977  $   15,371,867
                                             ================ ================

The subsidiary bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Bank management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, equipment or real estate.

Litigation: The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial position of the Company.

Employment agreements: The Company signed a ten-year employment contract with its Chief Executive Officer on April 18, 2001. Included in the contract is an involuntary termination clause, whereby if the board of directors without cause terminates the agreement, the Executive is entitled to receive twice his annual compensation as severance. Similarly, a change in control contract entered into on October 14, 1993 and as amended on December 17, 1998, contains provisions that would entitle the Executive to receive, under certain circumstances, twice his annual compensation in the event there is a change in control in the Company (as defined) and a termination of his

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employment, including his voluntary resignation. Although the above contracts are mutually exclusive, there is a provision in the employment contract, which stipulates that the Executive shall receive no compensation under the involuntary termination clause of the employment contract if the involuntary termination gives the Executive a right to any payment under the change in control agreement. The maximum contingent liability under either agreement approximates $361,000 at December 31, 2002.

Note 14. Regulatory Restrictions on Capital and Dividends

The primary source of funds for the dividends paid by the Company is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year’s net income, as defined, plus the net retained profits of the two preceding years. During 2003, the net retained profit available for distribution to the Company as dividends without regulatory approval approximates $503,000 plus net retained profits, as defined, for the interim periods through the date of declaration.

The subsidiary bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the subsidiary bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the subsidiary bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of the Comptroller of the Currency categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s classification.

The following table sets forth the subsidiary bank’s actual capital amounts and ratios (in thousands):

                                                                                              To be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                             Actual              Adequacy Purposes         Action Provisions
                                    ------------------------  ------------------------ --------------------------
                                       Amount       Ratio        Amount      Ratio        Amount        Ratio
                                    ------------  ----------  ------------ ----------- -------------  -----------
As of December 31, 2002:
 Total Capital                       $  12,464       12.18%     $  8,189     8.00%      $  10,236       10.00%
   (to Risk-Weighted Assets)
Tier 1 Capital                          11,428       11.16%        4,094     4.00%          6,141        6.00%
   (to Risk-Weighted Assets)
 Tier 1 Capital                         11,428        7.64%        4,489     3.00%          7,481        5.00%
    (to Average Assets)
As of December 31, 2001:
 Total Capital                      $   11,713       12.40%     $  7,554     8.00%      $   9,443       10.00%
   (to Risk-Weighted Assets)
Tier 1 Capital                          10,876       11.52%        3,777     4.00%          5,666        6.00%
   (to Risk-Weighted Assets)
 Tier 1 Capital                         10,876        8.29%        3,938     3.00%          6,563        5.00%
    (to Average Assets)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Fair Value of Financial Instruments

The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

Cash and due from banks, interest-bearing deposits with other banks and Federal funds sold: The carrying values of these amounts approximate their estimated fair value.

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

Deposits: The estimated fair values of demand deposits (i.e., noninterest-bearing checking, NOW, money market and savings accounts) and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

Short-term borrowings: The carrying values of short-term borrowings approximate their estimated fair values.

Long-term borrowings: The estimated fair values for long-term borrowings are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for borrowings with similar terms.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized below:

                                               December 31, 2002                       December 31, 2001
                                     --------------------------------------  ---------------------------------------
                                                              Estimated                               Estimated
                                           Carrying             Fair               Carrying              Fair
                                             Value              Value               Value               Value
                                     --------------------------------------  ---------------------------------------
Financial assets:
Cash and due from banks               $  3,036,801       $  3,036,801         $   3,569,614        $  3,569,614
Interest-bearing deposits with
   other banks                             225,325            225,325             2,138,601           2,138,601
Federal funds sold                       2,325,000          2,325,000                13,000              13,000
Securities available for sale           23,033,527         23,125,364            11,161,171          11,161,171
Securities held to maturity              9,552,089          9,715,842             7,165,447           7,290,628
Loans                                  109,515,824        121,927,703           102,800,646         104,145,143
Accrued interest receivable                719,646            719,646               711,937             711,937
                                     -------------- -----------------------  --------------- -----------------------
                                      $148,408,212       $161,075,681         $ 127,560,416        $129,030,094
                                     ============== =======================  =============== =======================
Financial liabilities:
Deposits                              $134,253,399       $134,571,895         $ 114,619,623        $115,033,899
Short-term borrowings                    2,535,361          2,539,730             3,400,858           3,400,858
Accrued interest payable                    81,945             81,945               143,919             143,919
Long-term borrowings                     1,350,000          1,438,896               442,033             442,033
                                     -------------- -----------------------  --------------- -----------------------
                                      $138,220,705       $138,632,466         $ 118,606,433        $119,020,709
                                     ============== =======================  =============== =======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Condensed Financial Statements of Parent Company

                                                            Balance Sheets

                                                                                  2002                  2001
                                                                         --------------------- ---------------------
Assets
Cash                                                                      $                 1   $           463,222
Securities held to maturity (estimated fair value
   of $814,478 and $703,446)                                                          792,706               700,305
Investment in bank subsidiary                                                      11,483,795            10,888,344
Investment in insurance subsidiary                                                      9,977                10,003
Loans, less allowance for loan losses of $0                                           362,452               385,055
Dividends receivable - bank subsidiary                                                137,729               147,267
Other assets                                                                          136,645               145,707
                                                                         --------------------- ---------------------
      Total assets                                                        $        12,923,305   $        12,739,903
                                                                         ===================== =====================

Liabilities and shareholders' equity
Liabilities
Dividends payable to shareholders                                         $           137,729   $           147,267
Due to bank subsidiary                                                                166,271               771,023
Other liabilities                                                                      39,806                     -
                                                                         --------------------- ---------------------
      Total liabilities                                                               343,806               918,290
                                                                         --------------------- ---------------------
Shareholders' equity
Common stock, $1.00 par value, authorized 10,000,000 shares,
   issued 983,780 and 981,780, respectively                                           983,780               981,780
Capital surplus                                                                     1,208,406             1,188,006
Retained earnings                                                                  10,331,292             9,639,661
Accumulated other comprehensive income                                                 56,021                12,166
                                                                         --------------------- ---------------------
      Total shareholders' equity                                                   12,579,499            11,821,613
                                                                         --------------------- ---------------------
      Total liabilities and shareholders' equity                          $        12,923,305   $        12,739,903
                                                                         ===================== =====================

                                                     Statements of Income

                                                                      2002              2001              2000
                                                               ----------------- ------------------ ----------------
 Interest and fees on loans                                     $       15,282    $        11,024    $          -
 Interest on securities:
    Taxable                                                              1,525                 -                -
    Tax-exempt                                                          30,160             15,161              481
 Income - dividends from bank subsidiary                               761,900          1,453,391          503,433
 Expenses - operating                                                  342,053            367,070                -
                                                                  -------------- ------------------   --------------
 Income before income taxes and undistributed income                   466,814          1,112,506          503,914
 Applicable income tax (benefit) expense                              (125,146)          (135,479)              15
                                                                  -------------- ------------------   --------------
 Income before undistributed income of (excess dividends
    from) subsidiaries                                                 591,960          1,247,985          503,899
 Equity in undistributed income (excess dividends from)
    subsidiaries                                                       551,570            (48,281)         596,194
                                                               ----------------- ------------------ ----------------
        Net income                                             $     1,143,530    $     1,199,704   $    1,100,093
                                                               ================= ================== ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

Cash flows from operating activities                                 2002              2001              2000
                                                             -------------------------------------------------------
Net income                                                    $      1,143,530  $      1,199,704  $      1,100,093
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of securities premiums                                      2,599             1,464                18
Equity in undistributed net income of (excess
   dividends from) subsidiaries                                       (551,570)           48,281          (596,194)
Decrease (increase) in receivables and other assets                     18,600          (123,070)          (24,188)
(Decrease) increase in payables and other liabilities                 (564,946)          611,988           159,035
                                                             -------------------------------------------------------
Net cash provided by operating activities                               48,213         1,738,367           638,764
                                                             -------------------------------------------------------
Cash flows from investing activities
Capital contribution - FNB Insurance, LLC                                    -            (3,500)           (7,000)
Proceeds from maturities and calls of securities
   held to maturity                                                      5,000                 -                 -
Purchases of securities held to maturity                              (100,000)         (450,763)         (251,024)
Net decrease (increase) in loans                                        22,603          (385,055)                -
                                                             -------------------------------------------------------
Net cash used in investing activities                                  (72,397)         (839,318)         (258,024)
                                                             -------------------------------------------------------
Cash flows from financing activities
Proceeds from issuance of common stock pursuant
   to stock option plan                                                 22,400           109,068            77,150
Dividends paid to shareholders                                        (461,437)         (544,895)         (482,995)
                                                             -------------------------------------------------------
Net cash used in financing activities                                 (439,037)         (435,827)         (405,845)
                                                             -------------------------------------------------------

(Decrease) increase in cash and cash equivalents                      (463,221)          463,222           (25,105)

Cash and cash equivalents:
Beginning                                                              463,222                 -            25,105
                                                             -------------------------------------------------------
Ending                                                        $              1  $        463,222  $              -
                                                             =======================================================
Supplemental Schedule of Noncash Investing
   and Financing Activities
Dividends declared and upaid                                  $        137,729  $        147,267  $        165,115
                                                             =======================================================

Note 17. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the years ended December 31, 2002 and 2001.

                                                                     2002
                                       -----------------------------------------------------------------------------
                                            First               Second              Third               Fourth
                                           Quarter             Quarter             Quarter             Quarter
                                       -----------------   -----------------   -----------------   -----------------
Interest income                            $  2,149,000        $  2,185,000        $  2,200,000        $  2,158,000
Interest expense                                765,000             759,000             728,000             673,000
Net interest income                           1,384,000           1,426,000           1,472,000           1,485,000
Provision for loan losses                       105,000             104,000              30,000              65,000
Securities gains, net                                 -                   -               3,000              81,000
Net income                                      225,000             144,000             359,000             416,000
Earnings per share:
   Basic                                     $     0.23          $     0.15          $     0.37          $     0.42
   Fully-diluted                             $     0.23          $     0.15          $     0.36          $     0.42

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           2001
                                       -----------------------------------------------------------------------------
                                            First               Second              Third               Fourth
                                           Quarter             Quarter             Quarter             Quarter
                                       -----------------   -----------------   -----------------   -----------------
Interest income                            $  2,295,000        $  2,386,000        $  2,322,000        $  2,221,000
Interest expense                              1,111,000           1,145,000           1,009,000             858,000
Net interest income                           1,184,000           1,241,000           1,313,000           1,363,000
Provision for loan losses                        30,000              40,000              81,000             106,000
Securities gains, net                                 -                   -                   -                   -
Net income                                      258,000             305,000             309,000             328,000
Earnings per share:
   Basic                                     $     0.27          $     0.31          $     0.32          $     0.33
   Fully-diluted                             $     0.26          $     0.31          $     0.31          $     0.33

Report of Independent Auditors

Board of Directors and Shareholders First National Bankshares Corporation We have audited the accompanying consolidated balance sheets of First National Bankshares Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Bankshares Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Charleston, West Virginia February 11, 2003	/S/ Ernst & Young LLP

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of the Registrant. Information relating to the directors of the Company is contained on pages 3 and 4 of the Company's definitive Proxy Statement, dated March 19, 2003, with respect to the Annual Meeting of Shareholders to be held on April 24, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.
  Executive Officers of the Registrant. Information relating to the executive officers of the Company is contained on page 10 of the Company's definitive Proxy Statement, dated March 19, 2003, with respect to the Annual Meeting of Shareholders to be held on April 24, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to this item is contained on pages 10 to 14 of the Company’s definitive Proxy Statement, dated March 19, 2003, with respect to the Annual Meeting of Shareholders to be held on April 24, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS

Information relating to this item is contained on page 5 of the Company’s definitive Proxy Statement, dated March 19, 2003, with respect to the Annual Meeting of Shareholders to be held on April 24, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item is contained on pages 6 and 7 of the Company’s definitive Proxy Statement, dated March 19, 2003, with respect to the Annual Meeting of Shareholders to be held on April 24, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. See also Note 3 to the Notes to Consolidated Financial Statements included in Item 8.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls
Since the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements
The following Consolidated Financial Statements of the Company are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Independent Auditors’ Report

(a) (2) Financial Statement Schedules
All other schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto

(a) (3) Exhibits required to be filed by Item 601 of Regulation S-K and 15(c) of Form 10-K
                 See index to exhibits on page 51

(b)      Reports on Form 8-K
                 No reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 2002.

(c)      Exhibits
                 See Item 15(a)(3), above

(d)      Financial Statement Schedules
                 See Item 15(a)(2), above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                FIRST NATIONAL BANKSHARES CORPORATION
     (Registrant)

By: /s/ L. Thomas Bulla 03/25/03 L. Thomas Bulla President, Chief Executive Officer & Director (Principal Executive Officer)
/s/ Charles A. Henthorn 03/25/03 Charles A. Henthorn Executive Vice President and Secretary To the Board of Directors
/s/ Matthew L. Burns, CPA 03/25/03 Matthew L. Burns, CPA Chief Financial Officer, First National Bank (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David A. Carson 03/25/03 David A. Carson, Director	/s/ Lucie T. Refsland 03/25/03 Lucie T. Refsland, Director
/s/ Michael G. Campbell 03/25/03 Michael G. Campbell, Director	/s/ William R. Satterfield Jr. 03/25/03 William R. Satterfield, Jr., Director
Richard E. Ford, Director	/s/ Richard L. Skaggs 03/25/03 Richard L. Skaggs, Director
/s/ Bennett Fuller 03/25/03 Bennett Fuller, Director	/s/ Ronald B. Snyder 03/25/03 Ronald B. Snyder, Director
/s/ G. Thomas Garten 03/25/03 G. Thomas Garten, Director
/s/ William D. Goodwin 03/25/03 William D. Goodwin, Director

CERTIFICATION

I, L. Thomas Bulla, President and CEO, certify that:

1.	I have reviewed this annual report on Form 10-K of First National Bankshares Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 25 ,2003	By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer

CERTIFICATION

I, Matthew L. Burns, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of First National Bankshares Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 25 ,2003	By /s/ Matthew L. Burns Matthew L. Burns, CPA Chief Financial Officer, First National Bank (Principal Financial and Accounting Officer)

                                                     INDEX TO EXHIBITS

(3.1)           Articles of Incorporation of Registrant.....................................................( a )

(3.2)           By-laws of Registrant.......................................................................( a )

(10)            Material Contracts
                A    Agreement dated October 14, 1993, between L. Thomas Bulla
                          and First National Bankshares.....................................................( b )
                B    Summary of Lease terms for Charleston branch facility..................................( c )
                C    Form S-8 Registration Statement under the Securities Act of 1933.......................( d )
                D    Specimen Copy of Incentive Stock Option Plan Agreement.................................( e )
                E    Employment Agreement dated April 18, 2001 between L. Thomas Bulla and First National Bankshares....................................................( f )

(23)            Consents of experts and counsel
                     23 (A) Consent of Ernst & Young LLP Independent Auditors..................................55

(99.1)          Certification  of CEO pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002 .......................................................56

(99.2)          Certification  of CFO pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002 .......................................................57
-----------------------------------------------------------------------------------------------------------------------
( a )	Incorporated by reference to exhibits to First National Bankshares Corporation’s Form 10-Q Annual Report dated September 30, 1999 filed with the Securities and Exchange Commission on or about November 10, 1999.
( b )	Incorporated by reference to exhibits to First National Bankshares Corporation’s Form 10-K Annual Report dated December 31, 1994 filed with the Securities and Exchange Commission on or about March 28, 1995.
( c )	Incorporated by reference to exhibits to First National Bankshares Corporation’s Form 10-Q Annual Report dated March 31, 1996, filed with the Securities and Exchange Commission on or about May 3, 1996.
( d )	Incorporated by reference to exhibits to First National Bankshares Corporation’s Form S-8 dated July 31, 1996, filed with the Securities and Exchange Commission on or about July 31, 1996 and Form S-8 dated May 28, 2002, filed with the Securities and Exchange Commission on or about May 31, 2002.
( e )	Incorporated by reference to exhibits to First National Bankshares Corporation’s Form 10-K Annual Report dated December 31, 1996 filed with the Securities and Exchange Commission on or about March 29, 1997.
( f )	Incorporated by reference to exhibits to First National Bankshares Corporation’s Form 10-K Annual Report dated December 31, 2001 filed with the Securities and Exchange Commission on or about March 29, 2002.

EXHIBIT (11)

BASIC AND DILUTED COMPUTATION OF EARNINGS PER SHARE

Earnings Per Share

Basic Earnings per Share is calculated based upon the Company’s net income after income taxes, divided by the weighted average number of shares outstanding during the fiscal period.

Diluted Earnings Per Share is calculated based upon the Company’s net income after income taxes, divided by the weighted average number of shares outstanding during the period plus the conversion, exercise or issuance of all potential common stock instruments unless the effect is to increase the income per common share from continuing operations.

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

FNB INSURANCE, LLC, a West Virginia limited liability company.

EXHIBIT (23) A
CONSENT OF ERNST & YOUNG LLP

Consent of Independent Auditors

We consent to the incorporation by reference in REgistration Statement From S-8, No. 333-89460 pertaining to the First National Bankshares Corporation 1996 Incentive Stock Option Plan of Our report dated February 11, 2003 with respect to the consolidated financial statements of First National Bankshares Corporation and subsidiaries included in its Annual Report (Form 10-K) for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Charleston, West Virginia March 26, 2003	/S/ Ernst & Young LLP

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First National Bankshares Corporation (“First National”) on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, L. Thomas Bulla, President and Chief Executive Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of First National.

Date: March 25, 2003	By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First National Bankshares Corporation (“First National”) on Form 10-K for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew L. Burns, Chief Financial Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of First National.

Date: March 25, 2003	By /s/ Matthew L. Burns Matthew L. Burns, CPA Chief Financial Officer, First National Bank (Principal Financial and Accounting Officer)