Form 10-Q
period 2003-03-31
FIRST NATIONAL BANKSHARES CORP
filed 2003-05-15
CIK 814178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES               EXCHANGE ACT OF 1934

              For the transition period from                 to

Commission File Number:   33-14252

FIRST NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation)	62-1306172 (I.R.S. Employer Identification No.)

One Cedar Street, Ronceverte, West Virginia (Address of principal executive offices)	24970 (Zip Code)

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
Yes   X   No

Indicate by check mark whether the registrant an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X

The number of shares outstanding of the issuer’s classes of common stock as of May 1, 2003:

Common Stock, $1 par value -- 983,780 shares

THIS REPORT CONTAINS 24 PAGES

FIRST NATIONAL BANKSHARES CORPORATION

FORM 10-Q
For the Quarterly Period Ended March 31, 2003

INDEX

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	3
Consolidated Statements of Income - Three Months Ended March 31, 2003 and 2002	4
Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2003 and 2002	5
Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17 - 18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Changes in Securities	none
Item 3. Defaults upon Senior Securities	none
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20
CERTIFICATIONS	21 - 22

                             PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                    FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                   (in thousands of dollars)

                                                               Unaudited
                                                        March 31,   Dec. 31,
                                                                  2003      2002 (1)
                                                              ----------- ----------
                                       ASSETS

Cash and due from banks                                        $  3,078   $  3,037
Interest-bearing deposits with other banks                          123        225
Federal funds sold                                                  132      2,325
Securities available for sale at estimated fair value            22,717     23,125
Securities held to maturity (estimated fair value
   of $9,947 and $9,716, respectively)                            9,782      9,552
Loans, less allowance for loan losses of $1,073 and
   $1,036, respectively                                         113,863    109,516
Bank premises and equipment, net                                  2,691      2,730
Accrued interest receivable                                         798        720
Other real estate owned                                              -          30
Other assets                                                        598        548
                                                               --------   --------
      Total assets                                             $153,782   $151,808
                                                               ========   ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
   Noninterest-bearing                                         $ 15,344   $ 15,610
   Interest-bearing                                             118,545    118,643
                                                              --------   --------
      Total deposits                                            133,889    134,253
Short-term borrowings                                             4,746      2,536
Other liabilities                                                 1,080      1,090
Long-term borrowings                                              1,334      1,350
                                                               --------   --------
      Total liabilities                                         141,049    139,229
                                                               --------   --------

Shareholders' equity
Common stock, $1.00 par value, authorized
   10,000,000 shares, issued 983,780 shares                         984        984
Capital surplus                                                   1,208      1,208
Retained earnings                                                10,486     10,331
Accumulated other comprehensive income                               55         56
                                                               --------   --------
      Total shareholders' equity                                 12,733     12,579
                                                               --------   --------
      Total liabilities and shareholders' equity               $153,782   $151,808
                                                               ========   ========

(1) Extracted from December 31, 2002 audited financial statements.

See Notes to Consolidated Financial Statements

                  FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 THREE MONTHS ENDED MARCH 31,
                       (In thousands of dollars, except per share data)

                                                                  2003      2002
                                                                --------- --------
Interest income
   Interest and fees on loans                                     $1,831   $1,936
   Interest and dividends on securities:
      Taxable                                                        198      150
      Tax-exempt                                                      59       44
   Interest on Federal funds sold and interest-bearing deposits        4       19
                                                                  ------   ------
         Total interest income                                     2,092    2,149
                                                                  ------   ------
Interest expense
   Deposits                                                          576      742
   Short-term borrowings                                               7       17
   Long-term borrowings                                               14        6
                                                                  ------   ------
         Total interest expense                                      597      765
                                                                  ------   ------
         Net interest income                                       1,495    1,384
Provision for loan losses                                             90      105
         Net interest income after provision for loan losses       1,405    1,279
                                                                  ------   ------
Noninterest income
   Service fees                                                      119      107
   Loan origination fees-secondary market loans                       95       63
   Securities gains, net                                               2        -
   Other income                                                       69       20
                                                                  ------   ------
         Total noninterest income                                    285      190
                                                                  ------   ------
Noninterest expense
   Salaries and employee benefits                                    630      560
   Net occupancy expense                                              86       84
   Equipment rental, depreciation and maintenance                    103      103
   Data processing                                                   113       95
   Advertising and promotions                                         36       38
   Professional and legal                                             50       33
   Postage and courier                                                34       28
   Directors' fees and shareholder expenses                           33       38
   Stationary and supplies                                            29       41
   Other operating expenses                                          136      120
                                                                  ------   ------
         Total noninterest expense                                 1,250    1,140
                                                                  ------   ------
Income before income taxes                                           440      329
Income tax expense                                                   147      104
                                                                  ------   ------
Net income                                                        $  293   $  225
                                                                  ======   ======

Net income per share:
   Basic earnings per common share                                $ 0.30   $ 0.23
                                                                  ======   ======
   Diluted earnings per common share                              $ 0.30   $ 0.23
                                                                  ======   ======
Cash dividends declared per common share                          $ 0.14   $ 0.13
                                                                  ======   ======

See Notes to Consolidated Financial Statements

                   FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               THREE MONTHS ENDED MARCH 31,
                                (In thousands of dollars)

                                                          2003         2002
                                                        ---------   ---------
Balance, beginning of period                            $ 12,579    $ 11,822
Comprehensive income
   Net income                                                293         225
   Other comprehensive loss, net of deferred
      income tax benefit of $0 and $22, respectively:
         Net unrealized losses on securities                  (1)        (35)
                                                        --------    --------
      Total comprehensive income                             292         190
                                                        --------    --------
Cash dividends declared                                     (138)       (128)
                                                        --------    --------
Balance, end of period                                  $ 12,733    $ 11,884
                                                        ========    ========

See Notes to Consolidated Financial Statements

                   FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 THREE MONTHS ENDED MARCH 31,
                                  (In thousands of dollars)

                                                                        2003       2002
                                                                     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $   293    $   225
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                              76         76
Provision for loan losses                                                  90        105
Loss on disposal of premises and equipment                                  -          3
Gains on sale of foreclosed assets, net                                   (11)         -
Deferred income tax benefit                                               (62)       (26)
Securities gains, net                                                      (2)         -
Net amortization of security premiums                                      45          2
Increase in accrued interest receivable                                   (78)       (50)
Decrease (increase) in other assets                                        12        (26)
Decrease in other liabilities                                             (10)       (72)
                                                                      -------    -------
      Net cash provided by operating activities                           353        237
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale     7,152      2,263
Proceeds from maturities and calls of securities held to maturity         365      1,015
Purchases of securities available for sale                             (6,786)    (3,493)
Purchases of securities held to maturity                                 (597)         -
Net increase in loans                                                  (4,440)    (2,197)
Purchases of bank premises and equipment                                  (37)      (419)
Proceeds from sale of foreclosed assets                                    44          -
                                                                      -------    -------
      Net cash used in investing activities                            (4,299)    (2,831)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts                 981      5,238
Net (decrease) increase in certificates of deposit                     (1,345)       361
Net increase in short-term borrowings                                   2,210        453
Principal payments on long-term borrowings                                (16)        (4)
Dividends paid                                                           (138)      (147)
                                                                      -------    -------
      Net cash provided by financing activities                         1,692      5,901
                                                                      -------    -------

(Decrease) increase in cash and cash equivalents                       (2,254)     3,307

Cash and cash equivalents:
Beginning                                                               5,587      5,722
                                                                      -------    -------

Ending                                                                $ 3,333    $ 9,029
                                                                      =======    =======

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accounting and reporting policies of First National Bankshares Corporation, (the “Company” or “First National”), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, conform to accounting principles generally accepted in the United States and to general policies within the financial services industry. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company’s 2002 audited financial statements and Form 10-K.

Earnings per share:   Basic earnings per common share are computed based upon the weighted average shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all stock options. The computation of basic and diluted earnings per share amounts for the three months ended March 31, 2003 and 2002 is based upon the following outstanding shares:

                                                         2003       2002
                                                       --------   --------
Weighted average shares outstanding
   for basic earnings per share calculation             983,780   981,780

Dilutive effect of stock options                          2,168     3,483
Weighted average shares outstanding
   for diluted earnings per share calculation           985,948   985,263
                                                        =======   =======

Stock options: The Company has an incentive stock option plan covering certain key employees. Grants under the plan are accounted for under the intrinsic value method. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation for the plan been determined based on the fair value method, reported net income and earnings per share would have been reduced to the pro forma amounts shown below for three months ended March 31, 2003 and 2002:

                                        2003             2002
                                   -------------   ---------------
Net income:
   As reported                     $     293,000   $       225,000
   Pro forma                       $     293,000   $       223,000
Basic earnings per share:
   As reported                     $        0.30   $          0.23
   Pro forma                       $        0.30   $          0.23
Diluted earnings per share:
   As reported                     $        0.30   $          0.23
   Pro forma                       $        0.30   $          0.23

Note 2. Securities

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at March 31, 2003 and December 31, 2002 are summarized as follows (in thousands):

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          March 31, 2003
                                                                             Estimated
                                             Amortized Unrealized Unrealized    Fair
                                                 Cost     Gains    Losses      Value
                                              --------  --------  --------   -------
Available for Sale
Taxable:
   U.S. Government agencies and corporations   $21,665   $   105   $    9    $21,761
   Federal Reserve Bank stock                       57       -          -         57
   Federal Home Loan Bank stock                    500       -          -        500
   Other equities                                   22       -          -         22
                                               -------   -------   -------   -------
      Total taxable                             22,244       105        9     22,340
Tax-exempt:
   State and political subdivisions                380       -          5        375
   Federal Reserve Bank Stock                        2       -          -          2
                                               -------   -------   -------   -------
      Total tax-exempt                             382       -          5        377
      Total securities available for sale      $22,626   $   105   $   14    $22,717
                                               =======   =======   =======   =======

Held to maturity:
Taxable:
   U.S. Government agencies and corporations   $ 1,000   $    -    $    -    $ 1,030
   Certificates of deposit with other banks      2,652        -         -      2,652
   State and political subdivisions                440        14        -        454
                                               -------   -------   -------   -------
      Total taxable                              4,092        44        -      4,136
Tax-exempt:
   State and political subdivisions              5,690       126        5      5,811
                                               -------   -------   -------   -------
      Total securities held to maturity        $ 9,782   $   170   $    5    $ 9,947
                                               =======   =======   =======   =======

                                                       December 31, 2002
                                                                              Estimated
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost      Gains      Losses      Value
                                               -------   --------   ---------  --------
Available for Sale
Taxable:
   U.S. Government agencies and corporations   $22,671   $    93    $     1    $ 22,763
   Federal Reserve Bank Stock                       57         -          -          57
   Federal Home Loan Bank stock                    281         -          -         281
   Other equities                                   22         -          -          22
                                               -------   --------   ---------  --------
      Total taxable                             23,031        93          1      23,123
Tax-exempt:
   Federal Reserve Bank stock                        2         -          -           2
                                               -------   -------   ----------  --------
      Total securities available for sale      $23,033   $    93    $     1    $ 23,125
                                               =======   =======   ==========  ========

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             December 31, 2002
                                                                                  Estimated
                                               Amortized Unrealized  Unrealized     Fair
                                                 Cost      Gains       Losses       Value
                                               --------  ----------  -----------  ----------
Held to maturity:
Taxable:
   U.S. Government agencies and corporations   $  1,000   $     -     $       -    $   1,038
   Certificates of deposit with other banks       2,156         -             -        2,156
   State and political subdivisions                 455        18             -          473
                                               --------   ---------  -----------  ----------
      Total taxable                               3,611        56             -        3,667
Tax-exempt:
   State and political subdivisions               5,941       116             8        6,049
                                               --------   ---------  -----------  ----------
     Total securities held to maturity         $  9,552   $   172     $       8    $   9,716
                                               ========   =========  ===========  ==========

The maturities, amortized cost and estimated fair values of the Company's securities at March 31, 2003 are summarized as follows (in thousands):

                                              Held to Maturity        Available for Sale
                                                         Estimated                Estimated
                                         Amortized         Fair      Amortized      Fair
                                            Cost          Value        Cost        Value
                                       ------------   -----------  -----------  ------------
Due within 1 year                      $    3,257     $   3,315      $   3,517   $    3,531
Due after 1 but within 5 years              3,685         3,749         18,528       18,605
Due after 5 but within 10 years             1,771         1,785              -            -
Due after 10 years                          1,069         1,098              -            -
Equity securities                               -             -            581          581
                                       -----------    -----------  ----------- ------------
                                       $    9,782     $   9,947      $  22,626   $   22,717
                                       ===========    ===========  =========== ============

The Company’s Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities that are included in securities available for sale in the accompanying consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 3. Loans
Total loans are summarized as follows (in thousands):

                         March 31,    December 31,
                                                          2003         2002
                                                       ---------    ---------
Commercial, financial and agricultural                 $  49,472    $  47,268
Real estate - construction                                 1,461        1,340
Real estate - mortgage                                    46,741       45,775
Installment loans to individuals                          15,085       13,805
Other                                                      2,223        2,399
                                                       ---------    ---------
   Total loans                                           114,982      110,587
Net deferred loan origination fees and costs                 (46)         (35)
                                                       ---------    ---------
   Total loans net of deferred loan origination
      fees and costs                                     114,936      110,552
Less allowance for loan losses                             1,073        1,036
                                                       ---------    ---------
   Loans, net                                          $ 113,863    $ 109,516
                                                       =========    =========

Note 4.   Allowance for Credit Losses
An analysis of the allowance for loan losses is presented below (in thousands):

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Three-months ended   For the year ended
                                            March 31,          Dec. 31,
                                         2003     2002          2002
                                      --------   --------     --------
Balance, beginning of period          $  1,036   $    837     $    837
   Loans charged off                        61         40          121
   Recoveries                                8          7           16
                                      --------   --------     --------
      Net losses                            53         33          105
                                      --------   --------     --------
   Provision for loan losses                90        105          304
                                      --------   --------     --------
Balance, end of period                $  1,073   $    909     $  1,036
                                      ========   ========     ========

The Company’s total recorded investment in impaired loans at March 31, 2003 approximated $300,000, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $60,000. All impaired loans at March 31, 2003 were collateral dependent, and accordingly, the fair value of the loan’s collateral was used to measure the impairment of each loan.

Note 5.   Commitments and Contingencies
In the ordinary course of business, the Company’s subsidiary bank is party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at March 31, 2003 and December 31, 2002, and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                              March 31,       Dec. 31,
                                                2003           2002
                                             -----------    ------------
Total loan commitments                       $   17,981     $    15,648
                                             ===========    ============

Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to be involved in various legal actions and contractual matters arising in the normal course of business.

Note 6.  Short-term Borrowings
Included in short-term borrowings at March 31, 2003 is an advance from the Federal Home Loan Bank of $3,134,000. The advance, which bears a fixed interest rate of 1.45%, matured on April 25, 2003. The advance is secured by certain mortgage loans and investment securities not already pledged.

Note 7. New Accounting Policies
Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standards No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an special purpose entity and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Financial Accounting Standards Statement No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. Significant guarantees that have been entered into by the Company are disclosed in the notes to the financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis focused on significant changes in the financial condition and results of operations of First National Bankshares Corporation (the “Company”), and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC, for the periods indicated. This discussion and analysis should be read in conjunction with the Company’s 2002 consolidated financial statements and notes included in its Annual Report to Shareholders and Form 10-K.

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

For a complete discussion of the Company’s significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company’s 2002 Annual Report on pages 25-28. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see "Application of Critical Accounting Policies" beginning on page 6 in the company’s 2002 Annual Report.

EARNINGS SUMMARY
The Company reported net income of $293,000 for the three months ended March 31, 2003 compared to $225,000 for the quarter ended March 31, 2002, representing a 30.2% increase. Improvements in net interest income and noninterest income were key in the favorable variance from the prior year. Basic and diluted earnings per common share were $0.30 for the quarter ended March 31, 2003 compared to the $0.23 reported for the first quarter of 2002. The Company’s annualized return on average assets (ROA) for the first quarter of 2003 was 0.77% compared to 0.67% for the first quarter of 2002. Annualized return on average shareholders’ equity (ROE) was 9.21% for the first quarter of 2003 compared to 7.6% in the first quarter of 2002.

NET INTEREST INCOME
The most significant component of the Company’s net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet’s composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended March 31, 2003 and 2002, the tax-equivalent adjustment was $30,000 and $23,000, respectively.

For the quarter, net interest income on a tax equivalent basis improved by $118,000 or 8.4% compared to 2002. As reported in Table II, growth in the Company’s interest-earning assets and liabilities has translated into a net increase of $176,000 in net interest income from the prior year. Mitigating this increase was the impact of the lower interest rate environment, whereby the decline in the interest rates resulted in a net decline in net interest income of $58,000. At March 31, 2003, the Company’s net yield on interest-earning assets or “margin” was 4.17%, which represents a decline of 24 basis points from the margin at March 31, 2002. Falling interest rates, competition and slower loan demand were key contributors to the decline in the Company’s margin for this comparison period. Despite the decline from year to year, the Company has seen a positive trend in the margin since year-end 2002. During the fourth quarter of 2002, the margin declined to it lowest level in 2002 at approximately 4.06% and has since risen to its current level. This coincides with the current loan growth trend in which outstanding loans have increased $7,859,000 or 7.3% over the past two quarters and the loan to deposit ratio which has increased from 82.1% to its current level of 85.8%. Future improvements in the margin will be dependent upon the Company’s ability to continue the loan growth trend.

Further analysis of the Company’s yields on interest earning assets and interest bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio. Management considers various factors in determining the amount of the provision for loan losses including overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience and general economic conditions. The provision for loan losses was $90,000 and $105,000 for the first quarter of 2003 and 2002, respectively. See further discussion of loan quality and the related allowance for loan losses in the LOAN PORTFOLIO section of this analysis.

NONINTEREST INCOME
Noninterest income includes revenues from all sources other than interest income and yield related loan fees. For the three-month period ended March 31, 2003, noninterest income totaled $285,000, which is an improvement of $95,000 or 50.0% from the $190,000 that was recorded during the first quarter of 2002. Stated as a percentage of average assets, annualized noninterest income was approximately 0.75% for 2003 and 0.56% for 2002.

Secondary market loan fees, which represent loan fees earned on secondary market loans originated on behalf of third party mortgage brokers, accounted for nearly one-third of the total noninterest income in 2003 and increased $32,000 or 50.8% from the prior year. The favorable interest rate environment and the dedication of Company resources, consisting principally of two full-time staff responsible for handling the transactions, is primarily responsible for the favorable variance from 2002.

Both service fees (fees charged on certain deposit accounts) and other income increased from the prior year in part due to the addition of the Covington, Virginia branch. Additionally, other income increased due to a change in the Company’s debit card and merchant services program. As described in more detail below, the Company changed vendors for its ATM/Debit card and merchant services programs. In 2002, the Company incurred various exit costs associated with the programs that were netted against the program revenues.

NONINTEREST EXPENSE
Noninterest expense consists of overhead costs (those that are not related to interest expense, income taxes or the provision for loan losses). For the three months ended March 31, 2003, the Company’s noninterest expense totaled $1,250,000, representing an increase of $110,000, or 9.6% from the $1,140,000 reported in the first quarter of 2002.

Salaries and employee benefits, the Company’s largest noninterest expense, increased $70,000 or 12.5% compared 2002. Factors contributing to this increase include: (1) the employment of three additional full-time staff in 2003 compared to 2002 and (2) an increase in the company’s employee benefit expense resulting from a change in corporate policy and additional staff.

Data processing expense was up $18,000 for the quarter due to the Company upgrading its ATM/Debit Card network to a real-time processing platform. The enhancement was made at the end of the first quarter of 2002; therefore, the expense for the first quarter of 2002 was not representative of the ongoing expense. Accordingly, variances in future quarters will most likely be proportionate to increases or decreases in the number of transactions processed through the network.

                                                     TABLE I

                                             AVERAGE BALANCE SHEET AND
                                           NET INTEREST INCOME ANALYSIS
                                             (In thousands of dollars)

                                                  Average  Interest Yield/   Average Interest Yield/
                                                  Balance    (1)     Rate    Balance     (1)   Rate
                                               ---------- -------- ------- --------- -------- ------
INTEREST EARNING ASSETS
  Loans, net of unearned income                $ 112,211  $ 1,831    6.53%  $105,340 $ 1,936   7.35%
  Securities:
      Taxable                                     26,698      198    2.97%    13,868     150   4.33%
      Tax-exempt  (1)                              5,887       89    6.07%     3,712      67   7.22%
                                               ----------  ------- -------  --------  ------- ------
            Total securities                      32,585      287    3.53%    17,580     217   4.94%
                                               ----------  ------- -------  --------  ------- ------
  Federal funds sold and interest-bearing
       Deposits with other banks                   1,565        4    1.02%     4,557      19   1.67%
                                               ----------  ------- -------  --------  ------- ------
            Total interest earning assets        146,361    2,122    5.80%   127,477   2,172   6.82%
                                               ----------  ------- -------  --------  ------- ------
NONINTEREST EARNING ASSETS
    Cash and due from banks                        2,741                       3,023
    Bank premises and equipment                    2,704                       2,675
    Other assets                                   1,539                       2,698
    Allowance for loan losses                     (1,058)                       (874)
                                               ----------                   --------
             Total assets                      $ 152,287                    $134,999
                                               ==========                   ========

INTEREST-BEARING LIABILITIES
    Demand deposits                            $  18,288       19    0.42%    16,213      27   0.67%
    Savings deposits                              69,006      331    1.92%    51,567     336   2.61%
    Time deposits                                 31,573      226    2.86%    34,301     379   4.42%
                                               ----------  ------- -------- --------  ------- ------
            Total interest-bearing deposits      118,867      576    1.94%   102,081     742   2.91%
                                               ----------  ------- -------- --------  ------- ------
   Short-term borrowings                           2,252        7    1.24%    3,780       17   1.80%
    Long-term borrowings                           1,351       14    4.15%      439        6   5.47%
                                               ----------  ------- -------- --------  ------- ------
            Total other interest-
                 bearing liabilities               3,603       21    2.33%    4,219       23   2.18%
                                               ----------  ------- -------- --------  ------- ------
            Total interest-bearing liabilities   122,470      597    1.95%   106,300     765   2.88%
                                               ----------  ------- -------- --------  ------- ------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                               15,835                      15,432
    Other liabilities                              1,251                       1,377
    Shareholders' equity                          12,731                      11,890
                                               ----------                   --------
           Total liabilities and
                shareholders' equity           $ 152,287                    $134,999
                                               ==========                   =========

NET INTEREST EARNINGS                                      $1,525                     $1,407
                                                           =======                    ======

NET YIELD ON INTEREST EARNING ASSETS                                 4.17%                      4.41%
                                                                    ======                     ======

(1)  -  Calculated on a fully tax-equivalent basis using the rate of 34% for 2003 and 2002.

(2)  -  For purposes of this table, nonaccruing loans are included in average loan balances.

                                                               TABLE II

                                                CHANGES IN INTEREST INCOME AND EXPENSE
                                          DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                                       (In thousands of dollars)
                                                         Three Months Ended
                                                    Mar 31, 2003 vs. Mar 31, 2002
                                                         Increase (Decrease)
                                                          Due to Change in:
                                                     --------------------------
                                                     Volume(1)   Rate(1)  Total
                                                     ---------  -------- ------
INTEREST EARNING ASSETS
    Loans                                              $ 121    $(226)    (105)
    Securities:
        Taxable                                          106      (58)      48
        Tax-exempt (2)                                    34      (12)      22
                                                       -----    -----    -----
              Total securities                           140      (70)      70
                                                       -----    -----    -----
    Federal funds sold and interest-bearing deposits      (9)      (6)     (15)
              Total interest earning assets              252     (302)     (50)
                                                       -----    -----    -----
INTEREST-BEARING LIABILITIES
    Demand deposits                                        3      (11)      (8)
    Savings deposits                                      97     (102)      (5)
    Certificates of deposit                              (28)    (125)    (153)
    Short-term borrowings                                 (6)      (4)     (10)
    Long-term borrowings                                  10       (2)       8
                                                       -----    -----    -----
              Total interest-bearing liabilities          76     (244)    (168)
                                                       -----    -----    -----
NET INTEREST EARNINGS                                  $ 176    $ (58)     118
                                                       =====    =====    =====

(1)  -   The changes in interest due to both rate and volume have been allocated between the factors in proportion to the              relationship of the absolute dollar amounts of the change in each.
(2)  -   Tax-exempt securities income has been calculated based upon a fully tax-equivalent basis using the rate of 34%.

Professional and legal fees increased $17,000 or 51.5% compared to 2002. During the quarter, the Company procured professional services from a consulting firm in order to assist the Board and management with various technical and long-term strategic issues. Comparable arrangements were not present in 2002. The Company anticipates an ongoing relationship with the consulting firm, therefore, similar variances in professional and legal fees are expected in the immediate future.

The Company’s postage and courier expense and other operating expenses were higher in 2003 compared to 2002 due to the addition of the Covington branch, which in contrast, office expenses were lower in 2003 primarily due to various non-recurring expenses incurred in connection with opening the Covington branch in 2002.

INCOME TAXES
The Company’s income tax expense, which includes both federal and state income taxes, totaled $147,000 for the three-month period ended March 31, 2003 compared to $104,000 for same period of 2002. The effective tax rate approximated 33.4% and 31.6% for the three months ended March 31, 2003 and 2002, respectively.

CHANGES IN FINANCIAL CONDITION
The Company’s total assets were $153,782,000 at March 31, 2003, compared to $151,808,000 at December 31, 2002, representing an increase of $1,974,000 or 1.3%. Average total assets were $152,287,000 during the quarter. Details concerning changes in the Company’s major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
The Bank’s security portfolio, which represents approximately 21.1% and 21.5% of the Company’s total assets at March 31, 2003 and December 31, 2002, respectively, declined $178,000 during the quarter, as maturities and calls in the portfolio were predominantly replaced with new purchases. A more detailed discussion of the securities portfolio may be found in Note 3 of the consolidated financial statements found in Item I.

The Bank attempts to minimize its involvement in overnight funds; however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its daily position in the overnight market in the first quarter of 2003 was $1,420,000, which compares to 2002‘s average position of $4,557,000. The decline in the overnight position since year-end 2002 was directly related to the loan growth experienced during the quarter.

Loan Portfolio and Asset Quality
Gross loans, which were $114,936,000 at March 31, 2003, increased $4,384,000 or 4.0% during the quarter. Net loan growth was experienced in all of the Company’s markets, with the Covington market experiencing the majority of the growth where net loans increased $2,800,000 during the quarter. As discussed above in the net interest income section, the Company’s loan demand has improved over the past two quarters, particularly in Covington where a key personnel and an aggressive advertising campaign have netted significant results. As reported in Note 3 to the Consolidated Financial Statements included in Item I, the majority of the growth has transpired in the commercial and installment loan portfolios.

The allowance for loan losses was $1,073,000 at March 31, 2003 compared to $1,036,000 at December 31, 2002. Expressed as a percentage of loans, the allowance for loan losses was 0.93% and 0.94% at March 31, 2003 and December 31, 2002, respectively. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance for loan losses using both quantitative and qualitative factors. The assessment encompasses an evaluation of specifically identified problem loans and their potential loss, if any. Loss potential for each specifically identified problem loan is determined based on a quantitative evaluation of repayment from sources such as cash flow and the fair market value of underlying collateral. For the remaining loans in the bank’s commercial, installment and real estate portfolios, management considers the impact of qualitative factors such as historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating potential loss exposure and the adequacy of the allowance for loan losses. In management’s opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio.

See Note 4 of the consolidated financial statements for an analysis of the activity in the Company’s allowance for loan losses for the three-month periods ended March 31, 2003 and 2002, and for the year ended December 31, 2002. A summary of the Company’s past due loans and nonperforming assets is provided in the following table:

                            SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                                         (in thousands of dollars)

                                                      March 31,  March 31,  Dec. 31,
                                                          2003       2002       2002
                                                        -------   ---------  ---------
Loans past due 90 or more days still accruing           $     -   $      -   $      -
                                                        =======   =========  =========
Nonperforming assets:
   Nonaccrual loans                                     $  300    $    208   $    433
   Other real estate owned                                   -         796         30
                                                        -------   ---------  ---------
      Total nonperforming assets                        $  300    $  1,004   $    463
                                                        =======   =========  =========
      As a percentage of outstanding loans                 0.3%       0.7%        0.4%
                                                        =======   =========  =========

Deposits and Other Funding Sources
Total deposits at March 31, 2003 decreased $364,000 or 0.3% from December 31, 2002. On average, deposits totaled $134,702,000 during the quarter, which compares to $134,253,000 on hand as of December 31, 2002. The following table summarizes the quarter-end and average deposit mix for March 31, 2003 as compared to the December 31, 2002 year-end balance:

                                                                        Percentage
                                                                     Increase/Decrease
                                                                        Compared to
                                                  Avg. YTD        Dec. 31, 2002 Year-end
                                                   Balance               Balance:
                                                               ---------------------------
                                  March 31,       March 31,      March 31,       Avg. YTD
                                     2003           2003            2003         Balance
                               ---------------   ------------ ----------------------------
Demand deposits                $       32,908  $      34,123       -3.7%          -0.1%
Savings                                70,083         69,006        3.3%           1.7%
Certificates of deposit                30,898         31,573       -4.2%          -2.1%
                               --------------- --------------
   Total deposits              $      133,889  $     134,702       -0.3%           0.3%
                               =============== ==============

As with the loan growth discussed above, the Company has been very successful in garnering deposit market share in its Covington location. During the quarter, total deposits increased approximately $3,000,000 in this market. An aggressive marketing campaign, an experienced professional staff and competitive pricing have all played a part in the branch’s growth. Since its opening in February 2002, the location has been responsible for nearly $16,000,000 in new deposits for the Company.

Due to the slower loan demand in its West Virginia markets, management has chosen to manage its deposit growth in these markets by managing its pricing of interest-bearing products. During the quarter, deposits in West Virginia declined approximately $3,364,000.

The Company’s involvement in short-term borrowings during the quarter consisted of repurchase agreements, Federal funds sold and a short-term advance from the Federal Home Loan Bank (“FHLB”). As more fully discussed in Note 6 of the Consolidated Financial Statements included in Item I, the Company obtained a $3,134,000 short-term advance from the FHLB in March 2003, which accounted for the increase in short-term borrowings compared to the December 31, 2002 balance and was utilized to support the loan growth.

Although the Company remains committed to funding its assets with traditional community bank deposit products, interest rate costs, timeliness and transaction costs are weighed in determining the most effective method of funding the bank. Future funding sources will most likely involve more alternative funding sources, such as short-term and long-term advances from the FHLB, because of the lower cost of funds.

LIQUIDITY
Liquidity reflects the Company’s ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits, which totaled $3,333,000 at March 31, 2003 versus $5,587,000 at December 31, 2002. For the quarter, the average balance of its liquid assets totaled $4,306,000.

The Company’s liquidity is further enhanced by the availability of $6,774,000, at amortized cost, in debt securities maturing within one year as of March 31, 2003. Also, the Company has classified additional debt securities with an estimated fair value at March 31, 2003 totaling $18,605,000 as available for sale, which are available for liquidation should a need arise. Additionally, the Company has approximately $50,000,000 in available lines of credit with various correspondent banks for added funding or liquidity support. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company’s liquidity.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company’s management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders’ equity at March 31, 2003 was $12,733,000 compared to $12,579,000 at December 31, 2002, representing an increase of $154,000. A reconciliation of the increase is reported in the consolidated statements of shareholders’ equity included in Item I. Average total shareholders’ equity expressed as a percentage of average total assets was approximately 8.36% at March 31, 2003 compared to 8.45% at December 31, 2002.

Cash dividends totaling $138,000, or $0.14 per share were declared during the first quarter of 2003, which compares to $128,000 or $0.13 per share declared in the first quarter of 2002. These payout levels represented approximately 47.1% and 56.9% of the Company’s year-to-date earnings for the three-month periods ended March 31, 2003 and 2002, respectively. The Company has a dividend policy whereby the dividend payout level may not exceed 40% of the Company’s annual net income. Accordingly, future declarations may be limited to the amounts that would be available under the policy directive.

The Company has experienced rapid growth over the past three years, and accordingly, the Company’s leverage ratio (equity to assets) has decreased. Although the Company continues to report capital ratios well above minimum guidelines as discussed in the following section, it has become prudent for the Company to manage the dividend growth rate in order to preserve capital for future internal asset growth and to build a capital position that will allow the Company to react in a timely manner to external growth opportunities should they present themselves. As a result, future dividend payout levels may not be indicative of past payout levels.

REGULATORY RESTRICTIONS ON CAPITAL AND DIVIDENDS
The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year’s net income, as defined, plus the net retained profits of the two preceding years. Management does not anticipate any such restrictions on its dividends in 2003.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

                                RISK-BASED CAPITAL RATIOS
                                      March 31, 2003
                                                                              Minimum
                                                             Actual         Requirement
                                                         -------------   ---------------
          Tier 1 risk-based capital ratio                    10.97%           4.00%
          Total risk-based capital ratio                     11.99%           8.00%
          Leverage ratio                                      7.67%           3.00%

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company invests in various types of interest-earning assets (primarily loans and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits and FHLB advances). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for the Company. Accordingly, the Company’s net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. The Company monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities.

The following table represents the results of the Company’s interest sensitivity simulation analysis as of March 31, 2003. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in cumulative net interest income for the succeeding fiscal year reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                                                            Hypothetical %
                                                            Change in Net
     Interest rate scenario                                Interest Income
                                                   --------------
Up 100 basis points                                               0.2%
Down 100 basis points                                            -2.5%

The change in the down 100 basis points scenario from year-end 2002 is due in part to the current interest rate environment. Many of the Company’s interest-bearing deposits (including demand and savings deposits which in most cases do not have a stated maturity and therefore, reprice immediately) are at or near interest rate “floor” levels. Therefore, there is minimal interest expense savings in a declining interest rate environment. Conversely, the Company’s interest-earning assets are positioned where they will likely recognize a disproportionate decline in interest income because of a greater spread differential between the interest rates on those assets and their respective “floor” interest rates. In addition, the Company’s experience with loan prepayments and interest rate concessions over the past year has warranted increased prepayment risk, and in particular, the declining interest rate scenarios.

ITEM 4
CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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
None.

       Item. 4.  Submission of Matters to a Vote of Security Holders
None.

       Item 5.  Other Information
None.

       Item 6.  Exhibits and Reports on Form 8-K
a)	All exhibits included with this filing follow the signature page. 1. Exhibit 99.1, Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
2. Exhibit 99.2, Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
b)	The Company did not file any Form 8-K Current Reports during the quarter ended March 31,2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANKSHARES CORPORATION

By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer
By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

Date: May 15 , 2003

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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15 ,2003	By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer

CERTIFICATION

I, Matthew L. Burns, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Bankshares Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15 ,2003	By /s/ Matthew L. Burns Matthew L. Burns, Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First National Bankshares Corporation (“First National”) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, L. Thomas Bulla, President and Chief Executive Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934;         and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of         operations of First National.

Date: May 15 , 2003	By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to First National Bankshares Corporation and will be retained by First National Bankshares Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First National Bankshares Corporation (“First National”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew L. Burns, Chief Financial Officer of First National, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934;        and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of        operations of First National.

Date: May 15 , 2003	By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to First National Bankshares Corporation and will be retained by First National Bankshares Corporation and furnished to the Securities and Exchange Commission or its staff upon request.