Form 10-Q
period 2003-06-30
FIRST NATIONAL BANKSHARES CORP
filed 2003-08-14
CIK 814178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

or

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
Yes       No  X

The number of shares outstanding of the issuer’s classes of common stock as of August 1, 2003:

Common Stock, $1 par value -- 983,780 shares

THIS REPORT CONTAINS 24 PAGES

FIRST NATIONAL BANKSHARES CORPORATION

FORM 10-Q
For the Quarterly Period Ended June 30, 2003

INDEX

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - June 30, 2003 (Unauditied) and December 31, 2002	3
Consolidated Statements of Income (Unaudited)- Three Months Ended June 30, 2003 and 2002 and Six Months ended June 30, 2003 and 2002	4
Consolidated Statements of Shareholders' Equity (Unaudited) - Three Months Ended June 30, 2003 and 2002 and Six Months Ended June 30, 2003 and 2002	5
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Changes in Securities	none
Item 3. Defaults upon Senior Securities	none
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21

                                  PART I. FINANCIAL INFORMATION
                                   ITEM 1. FINANCIAL STATEMENTS

                      FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                     (in thousands of dollars)

                                                              Unaudited
                                                                  June 30,       Dec. 31,
                                                                   2003          2002 (1)
                                                            --------------- ---------------
                            ASSETS

Cash and due from banks                                      $        3,755  $        3,037
Interest-bearing deposits with other banks                               73             225
Federal funds sold                                                    6,515           2,325
Securities available for sale                                        19,934          23,125
Securities held to maturity (estimated fair value
   of $10,101 and $9,716, respectively)                               9,855           9,552
Loans, less allowance for loan losses of $1,106 and
   $1,036, respectively                                             118,872         109,516
Premises and equipment, net                                           2,639           2,730
Accrued interest receivable                                             688             720
Other real estate owned and foreclosed assets                             8              30
Other assets                                                            546             548
                                                            --------------- ---------------
      Total assets                                          $       162,885  $      151,808
                                                            =============== ===============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
   Noninterest-bearing                                       $       17,081  $       15,610
   Interest-bearing                                                 124,225         118,643
                                                            --------------- ---------------
      Total deposits                                                141,306         134,253
Short-term borrowings                                                 5,810           2,536
Other liabilities                                                     1,103           1,090
Long-term borrowings                                                  1,625           1,350
                                                            --------------- ---------------
      Total liabilities                                             149,844         139,229
                                                            --------------- ---------------
Shareholders' equity
Common stock, $1.00 par value, authorized
   10,000,000 shares, issued 983,780 shares, respectively               984             984
Capital surplus                                                       1,208           1,208
Retained earnings                                                    10,711          10,331
Accumulated other comprehensive income                                  138              56
                                                            --------------- ---------------
      Total shareholders' equity                                     13,041          12,579
                                                            --------------- ---------------
      Total liabilities and shareholders' equity             $      162,885  $      151,808
                                                            =============== ===============

(1) Extracted from December 31, 2002 audited financial statements.

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
 (In thousands of dollars, except per share data)

                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                     2003      2002        2003      2002
                                                   --------  ---------   --------  ---------
Interest income
   Interest and fees on loans                      $ 1,880   $  1,910    $ 3,711   $  3,846
   Interest and dividends on securities:
      Taxable                                          178        205        376        355
      Tax-exempt                                        59         44        118         88
   Interest on Federal funds sold and
      interest-bearing deposits                          7         26         11         45
                                                   --------  ---------   --------  ---------
         Total interest income                       2,124      2,185      4,216      4,334
                                                   --------  ---------   --------  ---------
Interest expense
   Deposits                                            541        738      1,117      1,480
   Short-term borrowings                                13         14         20         31
   Long-term borrowings                                 16          7         30         13
                                                   --------  ---------   --------  ---------
         Total interest expense                        570        759      1,167      1,524
                                                   --------  ---------   --------  ---------
         Net interest income                         1,554      1,426      3,049      2,810
Provision for loan losses                               85        104        175        209
         Net interest income after
         provision for loan losses                   1,469      1,322      2,874      2,601
                                                   --------  ---------  ---------  ---------
Noninterest income
   Service fees                                        119        118        238        225
   Loan origination fees - secondary market loans       90         91        185        154
   Securities gains, net                                 8          3         10          3
   Other income                                         63         32        132         52
                                                   --------  ---------  ---------  ---------
         Total noninterest income                      280        244        565        434
                                                   --------  ---------  ---------  ---------
Noninterest expense
   Salaries and employee benefits                      595        559      1,225      1,119
   Net occupancy expense                                85         83        171        167
   Equipment rental, depreciation and maintenance       96        107        199        210
   Data processing                                     118         90        231        185
   Advertising                                          32         25         68         63
   Professional and legal                               66         32        116         65
   Postage and courier                                  33         29         67         57
   Directors' fees and shareholder expenses             30         30         63         68
   Stationery and supplies                              31         34         60         75
   Loss on foreclosed real estate                       -         262         -         262
   Other operating expenses                            129        121        265        241
                                                    -------  ---------  ---------   --------
       Total noninterest expense                     1,215      1,372      2,465      2,512
                                                    -------  ---------  ---------   --------
Income before income taxes                             534        194        974        523
Income tax expense                                     181         50        328        154
                                                    -------  ---------  ---------   --------
Net income                                          $  353   $    144   $    646    $   369
                                                    =======  =========  =========   ========
Net income per common share:
   Basic earnings per common share                  $ 0.36   $   0.15   $   0.66    $  0.38
                                                    =======  =========  =========   ========
   Diluted earnings per common share                $ 0.36   $   0.15   $   0.66    $  0.37
                                                    =======  =========  =========   ========
Cash dividends declared per common share            $ 0.13   $   0.12   $   0.27    $  0.25
                                                    =======  =========  =========   ========

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
 (In thousands of dollars)

                                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                         2003      2002       2003      2002
                                                      ---------  ---------  --------  --------
Balance, beginning of period                          $ 12,733   $ 11,884   $ 12,579  $ 11,822
Comprehensive income
   Net income                                              353        144        646       369
   Other comprehensive income, net of deferred
      income taxes of $52 and $65 for the
      three months ended June 30, 2003 and
      2002, respectively and $52 and $43 for the
      six months ended June 30, 2003 and 2002,
      respectively
         Unrealized gains on securities                     83        102         82        67
                                                       ---------  ---------  --------  --------
      Total comprehensive income                           436        246        728       436

Cash dividends declared                                   (128)      (118)      (266)     (246)
                                                       ---------  --------- ---------  --------
Balance, end of period                                $ 13,041   $ 12,012   $ 13,041   $12,012
                                                      ========== ========== =========  ========

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
 (In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES                                       2003         2002
                                                                        ----------   --------
Net income                                                              $    646     $   369
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                156         161
Loss on disposals of premises and equipment                                    1           3
Gains on sale of foreclosed assets, net                                      (11)          -
Securities gains, net                                                        (10)         (3)
Provision for loan losses                                                    175         209
Increase in valuation allowance for other real estate owned                    -         262
Deferred income tax benefit                                                  (50)       (152)
Net amortization of security premiums                                         86          20
Decrease (increase) in accrued interest receivable                            32         (58)
Increase in other assets                                                      (1)       (127)
Increase (decrease) in other liabilities                                      23          (5)
                                                                        ----------   ---------
   Net cash provided by operating activities                               1,047         679
                                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale       13,666       6,263
Proceeds from maturities and calls of securities held to maturity            485       3,043
Purchases of securities available for sale                               (10,412)    (16,623)
Purchases of securities held to maturity                                    (793)       (881)
Net increase in loans                                                     (9,542)     (4,417)
Purchases of premises and equipment                                          (65)       (580)
Proceeds from sale of foreclosed assets                                       44          -
                                                                        ----------   ---------
   Net cash used in investing activities                                  (6,617)    (13,195)
                                                                        ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts                  9,444      10,901
Net (decrease) increase in time deposits                                  (2,391)        861
Net increase (decrease) increase in short-term borrowings                  3,274        (514)
Principal advances on long-term borrowings                                   310           -
Principal payments on long-term borrowings                                   (35)         (8)
Dividends paid                                                              (276)       (393)
                                                                        ----------   ---------
   Net cash provided by financing activities                              10,326      10,847
                                                                        ----------   ---------

Increase (decrease) in cash and cash equivalents                           4,756      (1,669)

Cash and cash equivalents:
Beginning                                                                  5,587       5,722
                                                                        ----------   ---------

Ending                                                                  $ 10,343     $ 4,053
                                                                        ==========   =========

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

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company’s 2002 audited financial statements and Form 10-K.

Earnings per share: Basic earnings per common share are computed based upon the weighted average shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all stock options. The computations of basic and diluted earnings per share amounts for the three months and six months ended June 30, 2003 and 2002 are based upon the following outstanding shares:

                                                      Three Months Ended   Six Months Ended
                                                           June 30,            June 30,
                                                       2003       2002      2003     2002
                                                     --------  ---------  -------  --------
Weighted average shares outstanding
   for basic earnings per share calculation           983,780   981,780   983,780   981,780
Dilutive effect of stock options                        3,393     3,121     2,772     3,121
                                                     --------  ---------  -------  --------
Weighted average shares outstanding
   for dilutive earnings per share calculation        987,173   984,901   986,552   984,901
                                                     ========  =========  =======  ========

Stock options: The Company has an incentive stock option plan covering certain key employees. Grants under the plan are accounted for under the intrinsic value method. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation for the plan been determined based on the fair value method, reported net income and earnings per share would have been reduced to the pro forma amounts shown below for the three months and six months ended June 30, 2003 and 2002:

                                          Three Months Ended     Six Months Ended
                                                June 30,             June 30,
                                           2003       2002        2003      2002
                                        ---------  ----------  ---------  --------
Net income:
   As reported                          $   353    $   144     $    646   $   369
   Proforma                             $   353    $   144     $    646   $   367
Basic earnings per share:
   As reported                          $  0.36    $  0.15     $   0.66   $  0.38
   Proforma                             $  0.36    $  0.15     $   0.66   $  0.37
         Diluted earnings per share:
   As reported                          $  0.36    $  0.15     $   0.65   $  0.37
   Proforma                             $  0.36    $  0.15     $   0.65   $  0.37

Note 2.  Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at June 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 June 30, 2003
                                              ---------------------------------------------
                                                                                  Estimated
                                               Amortized  Unrealized  Unrealized    Fair
                                                 Cost       Gains      Losses      Value
                                              ----------  ----------  ----------  ---------
Available for Sale
  Taxable:
   U.S. Government agencies and corporations   $ 17,627   $   227     $     -     $ 17,854
   Federal Reserve Bank stock                        57         -           -           57
   Federal Home Loan Bank stock                     520         -           -          520
   Other equities                                    22         -           -           22
                                              ----------  ----------  ----------  ---------
         Total taxable                           18,226       227           -       18,453
   Tax-exempt:
   State and political subdivisions               1,480         -           1        1,479
   Federal Reserve Bank stock                         2         -           -            2
                                              ----------  ----------  ----------  ---------
         Total tax-exempt                         1,482         -           1        1,481
     Total securities available for sale       $ 19,708   $   227     $     1     $ 19,934
                                              ==========  ==========  ==========  =========

Held to maturity
  Taxable:
   U.S. Government agencies and corporations   $  1,000   $    21     $     -     $  1,021
   Certificates of deposit with other banks       2,848         -           -        2,848
   State and political subdivisions                 440        10           -          450
                                              ----------  ----------  ----------  ---------
         Total taxable                            4,288        31           -        4,319
   Tax-exempt:
   State and political subdivisions               5,567       215           -        5,782
                                              ----------  ----------  ----------  ----------
         Total securities held to maturity    $   9,855   $   246     $     -     $ 10,101
                                              ==========  ==========  ==========  ==========

                                                            December 31, 2002
                                              ----------------------------------------------
                                                                                  Estimated
                                               Amortized  Unrealized  Unrealized    Fair
                                                 Cost       Gains      Losses       Value
                                              ----------  ----------  ----------  ----------
Available for Sale
Taxable:
   U.S. Government agencies and corporations  $  22,671   $    93     $      1    $ 22,763
   Federal Reserve Bank Stock                        57         -            -          57
   Federal Home Loan Bank stock                     281         -            -         281
   Other equities                                    22         -            -          22
                                              ----------  ----------  ----------  ----------
      Total taxable                              23,031        93            1      23,123
Tax-exempt:
   Federal Reserve Bank stock                         2         -            -           2
                                              ----------  ----------  ----------  ----------
      Total securities available for sale     $  23,033   $    93     $      1    $ 23,125
                                              ==========  ==========  ==========  ==========

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              December 31, 2002
                                               ----------------------------------------------
                                                                                   Estimated
                                                Amortized  Unrealized  Unrealized    Fair
                                                  Cost       Gains      Losses      Value
                                               ----------  ----------  ----------  ----------
Held to maturity:
Taxable:
   U.S. Government agencies and corporations    $  1,000   $     38     $      -   $  1,038
   Certificates of deposit with other banks        2,156          -            -      2,156
   State and political subdivisions                  455         18            -        473
                                               ----------  ----------  ----------  ----------
      Total taxable                                3,611         56            -      3,667
Tax-exempt:
   State and political subdivisions                5,941        116            8      6,049
                                               ----------  ----------  ----------  ----------
      Total securities held to maturity         $  9,552   $    172    $       8   $  9,716
                                               ==========  ==========  ==========  ==========

The  maturities,  amortized cost and estimated  fair values of the Company's  securities at
June 30, 2003 are summarized as follows (in thousands):

                                              Held To Maturity         Available For Sale
                                            ---------------------  -------------------------
                                                        Estimated                Estimated
                                            Amortized     Fair      Amortized        Fair
                                              Cost       Value        Cost          Value
                                            ---------- ----------  -----------  ------------
Due within 1 year                           $   3,722  $   3,765   $   1,504    $   1,510
Due after 1 but within 5 years                  3,294      3,367      17,343       17,563
Due after 5 but within 10 years                 2,149      2,245         260          260
Due after 10 years                                690        724           -            -
Equity securities                                   -          -         601          601
                                            ---------- ----------  -----------  ------------
                                            $   9,855  $  10,101   $  19,708    $  19,934
                                            ========== ==========  ===========  ============

The Company’s Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities that are included in securities available for sale in the accompanying consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 3.  Loans
Loans are summarized as follows (in thousands):
                                                            June 30,        Dec. 31,
                                                             2003            2002
                                                        --------------- ---------------
Commercial, financial and agricultural                   $   52,303      $   47,268
Real estate - construction                                    1,763           1,340
Real estate - mortgage                                       51,096          45,775
Installment loans to individuals                             13,432          13,805
Other                                                         1,493           2,399
                                                        --------------- ---------------
   Gross loans                                              120,087         110,587
Net deferred loan origination fees                             (109)            (35)
                                                        --------------- ---------------
   Total loans net of deferred loan origination fees        119,978         110,552
Less allowance for loan losses                                1,106           1,036
                                                        --------------- ---------------
   Loans, net                                            $  118,872      $  109,516
                                                        =============== ===============

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Allowance for Credit Losses
An analysis of the allowance for loan losses is presented below (in thousands):

                                            Six Months Ended June 30,    Dec. 31,
                                            -------------------------
                                               2003          2002          2002
                                            -----------  ------------   ----------
Balance, beginning of period                $  1,036     $    837        $   837
   Loans charged off                             116           54            121
   Recoveries                                     11           11             16
                                            -----------  ------------   ----------
      Net (recoveries) losses                    105           43            105
                                            -----------  ------------   ----------
   Provision for loan losses                     175          209            304
                                            -----------  ------------   ----------
Balance, end of period                      $  1,106     $  1,003       $  1,036
                                            ===========  ============   ==========

The Company’s total recorded investment in impaired loans at June 30, 2003 and December 31, 2002 approximated $827,000 and $433,000, respectively, for which the related allowance for credit losses determined in accordance with generally accepted accounting principles approximated $205,000 and $82,000, respectively. All impaired loans at June 30, 2003 were collateral dependent, and accordingly, the fair value of the loan’s collateral was used to measure the impairment of each loan.

Note 5.  Commitments and Contingencies
In the ordinary course of business, the Company’s subsidiary bank is a party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at June 30, 2003 and December 31, 2002, and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                               June 30,      Dec. 31,
                                                 2003          2002
                                             ------------- --------------
Total loan commitments                       $     20,087  $      15,648
                                             ============= ==============

Management is not aware of any commitments or contingencies that may reasonably be expected to have a material impact on operating results, liquidity or capital resources. The Company continues to be involved in various legal actions and contractual matters arising in the normal course of business.

Note 6.  Short-term Borrowings
Included in short-term borrowings at June 30, 2003 is an advance from the Federal Home Loan Bank of $3,000,000. The advance, which bears a fixed interest rate of 1.32%, matures on August 21, 2003. The advance is secured by certain mortgage loans and investment securities not already pledged.

Note 7.  New Accounting Policies
Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standards No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an special purpose entity and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Financial Accounting Standards Statement No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. Significant guarantees that have been entered into by the Company are disclosed in the notes to the financial statements. The adoption of FIN 45 did not have a material impact on results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003. Based upon management’s evaluation of FIN 46, the Company does not expect its current reporting structure to change.

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

For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2002 Annual Report on pages 25-28. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Application of Critical Accounting Policies” beginning on page 6 in the Company’s 2002 Annual Report.

EARNINGS SUMMARY
The Company reported net income of $353,000 for the three months ended June 30, 2003 compared to net income of $144,000 for the quarter ended June 30, 2002, an increase of $209,000 or 145.1%. For the six-month period ended June 30, 2003, the Company’s net income of $646,000 increased $277,000 from the $369,000 reported for the same period of 2002, an increase of 75.1%. Asset growth, which has translated to an improvement in net interest income, and an increase in noninterest income have aided in the favorable variances in the quarter and year to date net income figures discussed above. In addition, a charge to earnings in the second quarter of 2002 due to a write-down of other real estate owned to its estimated net realizable value further magnified the improvements from 2002.

Diluted earnings per common share were $0.36 for the quarter ended June 30, 2003 compared with $0.15 in 2002. For the six-month period ended June 30, 2003, diluted earnings per common share totaled $0.65 compared with $0.37 for the same period of 2002. The Company’s annualized return on average assets (ROA) for the second quarter of 2003 was 0.90% compared to 0.41% for the second quarter of 2002. This compares with an ROA of 0.84% and 0.53% for the six-month periods ended June 30, 2003 and 2002, respectively. Annualized return on average shareholders’ equity (ROE) was 10.9% for the second quarter of 2003 compared to 4.8% in the second quarter of 2002, while year to date ROE was 10.1% and 6.2% as of June 30, 2003 and 2002, respectively.

NET INTEREST INCOME
The most significant component of the Company’s net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet’s composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the periods ended June 30, 2003 and 2002, the tax-equivalent adjustment was $61,000 and $45,000, respectively.

For the six months ended June 30, 2003, net interest income on a tax equivalent basis improved by $255,000 or 8.9% compared to 2002. As reported in Table II, growth in the Company’s interest-earning assets and liabilities has translated into a net increase of $378,000 in net interest income from the prior year. Mitigating this increase was the impact of the lower interest rate environment, whereby the decline in the interest rates resulted in a net decline in net interest income of $123,000. For the six months ended June 30, 2003, the Company’s net yield on interest-earning assets or “margin” was 4.19%, which represents a decline of 17 basis points from the margin at June 30, 2002. Falling interest rates and competition were key contributors to the decline in the Company’s margin for this comparison period. Notwithstanding the decline from 2002 to 2003, the Company has experienced a positive trend in its margin since year-end 2002. During the fourth quarter of 2002, the margin declined to its lowest level in 2002 to approximately 4.06% and has since improved to 4.17% and 4.21% in the first and second quarters of 2003, respectively. The improvement coincides with the current loan growth trend in which outstanding loans have increased $13,003,000 or 12.1% over the past three quarters. During this time period, the loan to deposit ratio has increased from 82.1% to its current level of 84.9%. Future improvements in the margin will likely be dependent upon the Company’s ability to continue the loan growth trend.

Further analysis of the Company’s yields on interest earning assets and interest bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates are presented in Tables I and II.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents charges to earnings necessary to maintain the allowance for loan losses at a level which is considered adequate in relation to the estimated risk inherent in the loan portfolio. Management considers various factors in determining the amount of the provision for loan losses including overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience and general economic conditions. During the second quarter of 2003, the Bank made an $85,000 provision for loan losses compared to $104,000 during the second quarter of 2002. For the six months ended June 30, 2003 and 2002, respectively, the provision for loan losses was $175,000 and $209,000. See further discussion of loan quality and the related allowance for loan losses in the LOAN PORTFOLIO section of this analysis.

NONINTEREST INCOME
Noninterest income includes revenues from all sources other than interest income and yield related loan fees. For the second quarter, noninterest income increased $36,000 compared to the second quarter of 2002, an increase of 14.8%. Similarly, noninterest income for the six-month period ended June 30, 2003 totaled $565,000, an increase of $131,000 or 30.2% from the $434,000 recorded during the same period of 2002. As a percentage of average assets, annualized noninterest income was 0.73% and 0.62% for the six-month periods ended June 31, 2003 and 2002, respectively.

The improvement in the quarter-to-quarter earnings described above is predominantly due to an increase in the Company’s other income. Included in this line item for the quarter ended June 30, 2003 was a $17,000 nonrecurring fee collected from a third party as a result of a customer referral. In addition, the Company’s interchange fee from its debit card program and fee income derived from its merchant service program increased from the prior year due to an increase in the volume of customer transactions processed in the respective programs.

On a year to date basis, loan origination fee income from the Company’s secondary market loan program has increased as the low interest rate environment continues to stimulate fixed rate loans. In 2003, the fee income exceeded the prior year by $31,000. The Company’s other income increased by $80,000. Similar to the quarter-to-quarter comparison discussed above, the Company’s debit card and merchant service programs experienced a combined favorable variance of $48,000 for the first six months of 2003. Beginning in August 2003, the Company’s fee income from its debit card and merchant service programs will be reduced due to fee structure changes dictated by VISA/MC and the third-party processor of the transactions. Prospectively, management has estimated that the reduction may be as much as one-third (33.3%).

NONINTEREST EXPENSE
Noninterest expense includes overhead costs that are not related to interest expense or to losses from loans or securities. As of June 30, 2003, the Company’s noninterest expense totaled $2,465,000, a decrease of $47,000, or 1.9%, over total noninterest expense incurred for the six months ended June 30, 2002. On a quarter-to-quarter basis, noninterest expense decreased $157,000, or 11.4%. Expressed as a percentage of average assets, annualized noninterest expense was 3.2% and 3.6% for the six months ended June 30, 2003 and 2002, respectively.

                                                    TABLE I

                                          AVERAGE BALANCE SHEET AND
                                         NET INTEREST INCOME ANALYSIS
                                           (In thousands of dollars)

                                                  Six Months Ended       Six Months Ended
                                                   June 30, 2003           June 30, 2002
                                             Average Interest Yield/   Average Interest Yield/
                                             Balance   (1)     Rate    Balance   (1)    Rate
                                          ---------- -------- ------  --------- -------- -----
INTEREST EARNING ASSETS
 Loans, net of unearned income            $ 114,924   $ 3,711  6.46%  $ 105,903 $ 3,846  7.26%
 Securities:
   Taxable                                   25,458       376  2.95%     16,962     355  4.19%
   Tax-exempt  (1)                            6,007       179  5.95%      3,745     133  7.10%
                                          ---------- -------- ------  --------- -------- -----
      Total securities                       31,465       555  3.53%     20,707     488  4.71%
                                          ---------- -------- ------  --------- -------- -----
 Federal funds sold and interest-bearing
        deposits                              2,026        11  1.09%      4,435      45  2.03%
                                          ---------- -------- ------  --------- -------- -----
      Total interest earning assets         148,415     4,277  5.76%    131,045   4,379  6.68%
                                          ---------- -------- ------  --------- -------- -----
NONINTEREST EARNING ASSETS
    Cash and due from banks                   3,121                       3,925
    Bank premises and equipment               2,686                       2,771
    Other assets                              1,338                       2,184
    Allowance for loan losses                (1,078)                       (918)
                                          ----------                  ---------
             Total assets                  $154,482                   $ 139,007
                                          ==========                  =========

INTEREST-BEARING LIABILITIES
    Demand deposits                          18,439        39  0.42%     17,962      64  0.71%
    Savings deposits                         69,767       645  1.85%     53,937     706  2.62%
    Certificates of deposit                  30,932       433  2.80%     34,427     710  4.12%
                                          ---------- -------- ------  --------- -------- -----
      Total interest-bearing deposits       119,138     1,117  1.88%    106,326   1,480  2.78%
                                          ---------- -------- ------  --------- -------- -----
   Short-term borrowings                      3,520        20  1.14%      3,811      31  1.63%
    Long-term borrowings                      1,387        30  4.33%        437      13  5.95%
                                          ---------- -------- ------  --------- -------- -----
      Total other interest-bearing
                 liabilities                  4,907        50  2.04%      4,248      44  2.07%
                                          ---------- -------- ------  --------- -------- -----
      Total interest-bearing liabilities    124,045     1,167  1.88%    110,574   1,524  2.76%
                                          ---------- -------- ------  --------- -------- -----
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                          16,377                      15,503
    Other liabilities                         1,227                         972
    Shareholders' equity                     12,833                      11,958
                                          ----------                   --------
       Total liabilities and
                shareholders' equity      $ 154,482                    $139,007
                                          ==========                   ========
NET INTEREST EARNINGS                                 $ 3,110                   $ 2,855
                                                     ========                   =======
NET YIELD ON INTEREST EARNING ASSETS                           4.19%                     4.36%
                                                              =======                    ======

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

                                                    TABLE II

                                      CHANGES IN INTEREST INCOME AND EXPENSE
                                DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                             (In thousands of dollars)

                                                                  Six Months Ended
                                                            June 30, 2003 vs. June 30, 2002
                                                                 Increase (Decrease)
                                                                  Due to Change In:
                                                           ----------------------------------
                                                            Volume (1)    Rate (1)   Total
                                                           ------------ ----------- ---------
INTEREST EARNING ASSETS
    Loans                                                    $     312   $  (447)    $ (135)
    Securities:
        Taxable                                                    145      (124)        21
        Tax-exempt (2)                                              70       (24)        46
                                                           ------------ ----------- ---------
              Total securities                                     215      (148)        67
    Federal funds sold and interest-bearing deposits               (18)      (16)       (34)
                                                           ------------ ----------- ---------
              Total interest earning assets                        509      (611)      (102)
                                                           ------------ ----------- ---------

INTEREST-BEARING LIABILITIES
    Demand deposits                                                  2       (27)       (25)
    Savings deposits                                               177      (238)       (61)
    Certificates of deposit                                        (67)     (210)      (277)
    Short-term borrowings                                           (2)       (9)       (11)
    Long-term borrowings                                            21        (4)        17
                                                            ------------ ---------- ---------
            Total interest-bearing liabilities                     131      (488)      (357)
                                                            ------------ ---------- ---------
NET INTEREST EARNINGS                                        $     378   $  (123)    $  255
                                                            ============ ========== =========

(1) - The changes in interest due to both rate and volume have been allocated between the factors in proportion to the relationship of the          absolute dollar amounts of the change in each.

(2) - Tax-exempt securities income has been calculated based upon a fully tax-equivalent basis using the rate of 34%.

Salaries and employee benefits, the Company’s largest noninterest expense, increased $36,000 or 6.4% on a quarter-to-quarter comparison and $106,000 or 9.5% on a year to date comparison. Factors contributing to this increase include: (1) the employment of three additional full-time staff in 2003 compared to 2002 and (2) an increase in the company’s employee benefit expense resulting from a change in corporate policy and the hiring of additional staff.

Data processing expense was up $28,000 and $46,000 for the quarter and year to date, respectively, due in part to the growth in the Company’s customer base (and the related increase in the volume of the transactions processed) and annual fee increases stipulated by the vendor contracts. In addition, the Company upgraded its ATM/Debit Card network to a real-time processing platform at the end of the first quarter in 2002, which is more expensive to operate.

Professional and legal fees increased $34,000 and $51,000 for the quarter and year to date comparisons, respectively. Throughout 2003, Company has procured professional services from various legal and professional firms in order to assist the Board and management with various technical and long-term strategic issues. Comparable arrangements were not present in 2002. The Company anticipates ongoing relationships with these firms; therefore, similar variances in professional and legal fees are expected in the immediate future.

INCOME TAXES
The Company’s income tax expense, which includes both federal and state income taxes, totaled $181,000 and $328,000 for the three-month and six-month periods ended June 30, 2003 compared to $50,000 and 154,000 for same periods of 2002, respectively. The effective tax rates approximated 33.9% and 25.8% for the three-months ended June 30, 2003 and 2002 and 33.7% and 29.4% for the six-months ended June 30, 2003 and 2002.

CHANGES IN FINANCIAL CONDITION
The Company’s total assets were $162,885,000 at June 30, 2003, compared to $151,808,000 at December 31, 2002, representing an increase of $11,077,000 or 7.3%. On average, total assets were $154,482,000 during the first six months of 2003. Details concerning changes in the Company’s major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold
The Bank’s security portfolio, which represents approximately 18.3% and 21.5% of the Company’s total assets at June 30, 2003 and December 31, 2002, respectively, declined $2,888,000 during the first six months of 2003, as the net decrease in the portfolio was predominantly used to fund loan growth. A more detailed discussion of the securities portfolio may be found in Note 3 of the consolidated financial statements found in Item I.

The Bank attempts to minimize its involvement in overnight funds; however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its daily position in the overnight market for the six months ended June 30, 2003 was $1,907,000, which compares to 2002‘s average position of $4,141,000. The decline in the average overnight position is directly related to the increased loan demand experienced in 2003 versus the slower loan demand in 2002.

As more fully discussed in the DEPOSITS AND OTHER FUNDING SOURCES section, the overnight position at June 30, 2003 was temporarily impacted due to large dollar deposits made at or near June 30, 2003.

Loan Portfolio and Asset Quality
Gross loans, which were $120,087,000 at June 30, 2003, increased $9,500,000 or 8.6% during the first six months of 2003, with the Covington, Virginia market experiencing the majority of the growth where loans have increased $6,248,000 since year-end 2002. A key personnel hire and an aggressive advertising campaign have netted significant results in Covington. Net loan growth in the Company’s West Virginia locations for the six months ended June 30, 2003 was $3,252,000. The majority of this growth was derived from the Company’s involvement in a specific real estate development project in Greenbrier County. As reported in Note 3 to the Consolidated Financial Statements included in Item I, the majority of the growth has transpired in the commercial and real estate loan portfolios.

The allowance for loan losses was $1,106,000 at June 30, 2003 compared to $1,036,000 at December 31, 2002. Expressed as a percentage of gross loans, the allowance for loan losses was 0.92% and 0.94% at June 30, 2003 and December 31, 2002, respectively. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. On a quarterly basis, management performs a comprehensive evaluation of the adequacy of the allowance for loan losses using both quantitative and qualitative factors. The assessment encompasses an evaluation of specifically identified problem loans and their potential loss, if any. Loss potential for each specifically identified problem loan is determined based on a quantitative evaluation of repayment from sources such as cash flow and the fair market value of underlying collateral. For the remaining loans in the bank’s commercial, installment and real estate portfolios, management considers the impact of qualitative factors such as historical loan loss experience, new loan volume, portfolio composition, levels of nonperforming and past due loans and current and anticipated economic conditions in evaluating potential loss exposure and the adequacy of the allowance for loan losses. In management’s opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio.

Given the recent economic conditions, asset quality has remained a focal point across the financial services industry. The Company is not immune to the negative impact of the economy, and as a result, has experienced a mild negative trend in its loan portfolio whereby nonaccrual loans have increased from $242,000 at June 30, 2002 to its current level of $778,000 [Management has estimated a loss exposure of $162,000 on the pool of nonaccrual loans]. In addition, net charge-offs for the six months ended June 30, 2003 were $105,000 compared to $43,000 in the comparable period of 2002 and $105,000 for the entire year in 2002. The timing and amount of future loan loss provisions will greatly depend on the Company’s prospective net loss experience and any future impact of continued economic weakness on the performance of the loan portfolio. See Note 4 of the consolidated financial statements for an analysis of the activity in the Company’s allowance for loan losses for the six-month periods ended June 30, 2003 and 2002, and for the year ended December 31, 2002.

A summary of the Company’s past due loans and nonperforming assets is provided in the following table:

                        SUMMARY OF PAST DUE LOANS AND NONPERFORMING ASSETS
                                      (in thousands of dollars)

                                                        June 30,     June 30,    Dec. 31,
                                                          2003         2002        2002
                                                    ------------- ------------- -----------
Loans past due 90 or more days still accruing       $       -      $       -     $      -
                                                    ============= ============= ===========
Nonperforming assets:
   Nonaccrual loans                                 $     778      $     242     $    433
   Other real estate owned                                  -            534           30
   Other foreclosed assets                                  8              -            -
                                                    ------------- ------------- -----------
      Total nonperforming assets                    $     786      $     776     $    463
                                                    ============= ============= ===========
      Nonperforming assets as a % of total assets        0.48%          0.54%        0.40%
                                                    ============= ============= ===========

Deposits and Other Funding Sources
Total deposits at June 30, 2003 increased $7,053,000 or 5.3% from December 31, 2002. On average, deposits totaled $135,515,000 during the first six months of 2003, which compares to $134,253,000 on hand as of December 31, 2002. In June 2003, a small group of unrelated customers deposited significant funds with the Company (approximately $4,000,000), which inflated the quarter end deposit and Federal funds sold balances. Based upon the nature of the accounts, management does not expect these deposits to remain with the Company beyond the third quarter of 2003. The following table summarizes the quarter-end and average deposit mix for June 30, 2003 as compared to the December 31, 2002 year-end balance:

                                                                       Percentage
                                                                   Increase/Decrease
                                                                      Compared to
                                                   Avg. YTD      Dec. 31, 2002 Year-end
                                                   Balance              Balance:
                                                              -------------------------
                                   June 30,        June 30,      June 30,   Avg. YTD
                                    2003            2003          2003       Balance
                               -------------- --------------- ------------ ------------
Demand deposits                $       36,455  $       34,816      6.7%        1.9%
Savings                                74,999          69,767     10.5%        2.8%
Certificates of deposit                29,852          30,932     -7.4%       -4.1%
                               -------------- ---------------
   Total deposits              $      141,306  $      135,515      5.3%        0.9%
                               ============== ===============

As reported above, on average, deposit growth was flat during the six months ended June 30, 2003, which was due in part by design by the Company’s management. During most of 2002, deposit growth had outpaced loan growth resulting in an excess funding position. In 2003, management has chosen to manage its deposit growth by managing its pricing of interest-bearing products. As a result, deposit growth has flattened out and the incremental loan growth has been funded via the conversion of Federal funds sold and the securities portfolio as opposed to incremental core deposit growth.

The Company’s involvement in short-term borrowings during the six months ended June 30, 2003 consisted of repurchase agreements, Federal funds sold and a short-term advance from the Federal Home Loan Bank (“FHLB”). As more fully discussed in Note 6 of the Consolidated Financial Statements included in Item I, the Company obtained a $3,000,000 short-term advance from the FHLB in May 2003, which accounted for the increase in short-term borrowings compared to the December 31, 2002 balance and was utilized to support the loan growth.

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

LIQUIDITY
Liquidity reflects the Company’s ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, Federal funds sold and interest-bearing deposits, which totaled $10,343,000 at June 30, 2003 versus $5,587,000 at December 31, 2002. Year to date, the average balance of its liquid assets totaled $5,147,000. These funds are further supplemented by loan payments, proceeds from investment security transactions (maturities, calls and coupon payments) and increases in deposits. The Company’s liquidity is further enhanced by the availability of approximately $50,700,000 in available lines of credit with various correspondent banks for added funding or liquidity support. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to the Company’s liquidity.

CAPITAL RESOURCES
Maintenance of a strong capital position is a continuing goal of the Company’s management. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders’ equity at June 30, 2003 was $13,041,000 compared to $12,579,000 at December 31, 2002, representing an increase of $462,000. A reconciliation of the increase is reported in the consolidated statements of shareholders’ equity included in Item I. Average total shareholders’ equity expressed as a percentage of average total assets was approximately 8.31% at June 30, 2003 compared to 8.45% at December 31, 2002.

Cash dividends totaling $266,000, or $0.27 per share were declared during the six months ended June 30, 2003, which compares to $246,000 or $0.25 per share declared in the comparable period of 2002. These payout levels represented approximately 41.1% and 66.7% of the Company’s year-to-date earnings for the six months ended June 30, 2003 and 2002, respectively. The Company has a dividend policy whereby the dividend payout level may not exceed 40% of the Company’s annual net income. Accordingly, future declarations may be limited to the amounts that would be available under the policy directive.

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

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

RISK-BASED CAPITAL RATIOS
June 30, 2003

                                                                                  Minimum
                                                                 Actual         Requirement
                                                             -------------   ---------------
     Tier 1 risk-based capital ratio                              10.92%           4.00%
     Total risk-based capital ratio                               11.93%           8.00%
     Leverage ratio                                                7.64%           3.00%

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

The following table represents the results of the Company’s interest sensitivity simulation analysis as of June 30, 2003. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in cumulative net interest income for the succeeding fiscal year reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                                                                      Hypothetical%
                                                                      Change in Net
                   Interest rate scenario                            Interest Income
                                                                  --------------------
                   Up 100 basis points                                      3.2%
                   Down 100 basis points                                   -4.0%

The change in the Down 100 basis points scenario from year-end 2002 is due in part to the current interest rate environment. Many of the Company’s interest-bearing deposits (including demand and savings deposits which in most cases do not have a stated maturity and therefore, reprice immediately) are at or near interest rate “floor” levels. Therefore, there is marginal interest expense savings in a declining interest rate environment. Conversely, the Company’s interest-earning assets are positioned where they will likely absorb a greater decline in interest income in a falling interest rate environment.

A factor affecting both scenarios reported above is the relationship between the NY prime interest rate (“prime”) as published in the Wall Street Journal and its impact on the Company’s loan yield and its cost of funds on a significant portion of its interest-bearing liabilities, principally its savings product. As of June 30, 2003, approximately 50.1% ($61,400,000) of the Company’s loan portfolio and its related yield are tied to the prime interest rate. Similarly, 43.5% ($61,502,000) of the Company’s total deposits at June 30, 2003 bear an interest rate tied to prime. This compares to 46.0% and 40.8% at December 31, 2002, respectively. Their respective yield and rate relationship to prime is such that should the prime rate increase or decrease 100 basis points (without considering the timing of the interest rate changes, which for loans depends on the loan agreement and for savings is generally immediate), the net impact of the two products tied to prime is to expand (in an increasing rate environment) or contract (in a decreasing rate environment) the Company’s net interest margin 55 basis points. As a result of the growth in the assets and liabilities tied to prime, the interest rate scenarios detailed above have changed from the figures reported in the 2002 Annual Report. Management does not anticipate a significant deviation from this type of asset and liability growth in the future.

As of June 30, 2003, the Company’s interest rate risk as measured above was within the Company’s risk management policy guidelines.

ITEM 4
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings are presently pending in which the Bank is a named party. These proceedings involve routine litigation incidental to the Bank’s business. In Management’s opinion, based upon advice of counsel, the resolution of such proceedings will not have a material impact on the Bank’s financial position.

Item 2. Changes in Securities
None.

Item 3. Defaults upon Senior Securities
None.

Item. 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of First National Bankshares Corporation was held on April 24, 2003. A total of 645,930 shares, or 65.7% of outstanding shares, were voted with 631,655 represented by proxy and 14,275 represented in person. At this meeting, the following business was transacted:

a) The following nominees were elected to serve as Company directors for a three-year term expiring in the year 2006:
	For	Withheld
Nominees selected by the Board of Directors
David A. Carson	628,730	17,200
G. Thomas Garten	626,115	19,815
Walter Bennett Fuller	628,463	17,467
Richard L. Skaggs	627,948	17,982
Nominees from the Floor
None

b)   The appointment of Ernst & Young LLP of Charleston, WV as the Company's independent                   accountants was ratified by the shareholders with 639,844 shares voting for the appointment,                    2,060 shares voting against the motion and 4,026 shares abstaining.

c) No other matters were voted upon by the shareholders at this meeting.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
a) All exhibits included with this filing follow the signature page.
1. Exhibit 31.0, Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
2. Exhibit 31.1, Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
3. Exhibit 32.0, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)   On May 8, 2003 the Company filed a Form 8-K Current Report under reporting Item 9 - Regulation        FD Disclosure. The purpose of the report was to announce the Company's financial results for first        quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANKSHARES CORPORATION

By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer
By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

Date: August 14 , 2003

EXHIBIT 31.0

CERTIFICATION

I, L. Thomas Bulla, President and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Bankshares Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e)and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14 ,2003	By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer

EXHIBIT 31.1

CERTIFICATION

I, Matthew L. Burns, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Bankshares Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e)and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14 ,2003	By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

EXHIBIT 32.0

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First National Bankshares Corporation (“First National”) for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), L. Thomas Bulla, as President and Chief Executive Officer of First National, and Matthew L. Burns, as Chief Financial Officer of First National, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of         operations of First National.

By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer
Date August 14 ,2003	By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

This certification accompanies each Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by First National for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to First National Bankshares Corporation and will be retained by First National Bankshares Corporation and furnished to the Securities and Exchange Commission or its staff upon request.