Form 10-Q
period 2003-09-30
FIRST NATIONAL BANKSHARES CORP
filed 2003-11-14
CIK 814178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

or

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
Yes       No  X

The number of shares outstanding of the issuer’s classes of common stock as of November 1, 2003:

Common Stock, $1 par value -- 985,055 shares

THIS REPORT CONTAINS 25 PAGES

FIRST NATIONAL BANKSHARES CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2003

INDEX

                                                                                      Page
PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
                  September 30, 2003 (Unaudited) and December 31, 2002                   3

              Consolidated Statements of Income (Unaudited) -
                  Three Months Ended September 30, 2003 and 2002 and
                  Nine Months Ended September 30, 2003 and 2002                          4

              Consolidated Statements of Shareholders' Equity (Unaudited) -
                  Three Months Ended September 30, 2003 and 2002 and
                  Nine Months Ended September 30, 2003 and 2002                          5

              Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended September 30, 2003 and 2002                          6

              Notes to Consolidated Financial Statements (Unaudited)                  7-11

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              12-19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk             19-20

     Item 4.  Controls and Procedures                                                   20

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                          21

     Item 2. Changes in Securities                                                      21

     Item 3. Defaults upon Senior Securities                                            21

     Item 4. Submission of Matters to a Vote of Security Holders                        21

     Item 5. Other Information                                                          21

     Item 6.  Exhibits and Reports on Form 8-K                                          18

     SIGNATURES                                                                         22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)

                                                                  Sept. 30,        Dec. 31,
                                                                     2003            2002
                                                                 --------------- -------------
                                       ASSETS

Cash and due from banks                                           $       3,736   $     3,037
Interest-bearing deposits with other banks                                  204           225
Federal funds sold                                                          211         2,325
Securities available for sale                                            21,661        23,125
Securities held to maturity (estimated fair value
   of $9,672 and $9,716, respectively)                                    9,555         9,552
Loans, less allowance for loan losses of $1,196 and
   $1,036, respectively                                                 127,089       109,516
Premises and equipment, net                                               2,597         2,730
Accrued interest receivable                                                 770           720
Other real estate owned and other foreclosed assets                           8            30
Other assets                                                                668           548
                                                                 --------------- -------------
      Total assets                                                 $    166,499   $   151,808
                                                                 =============== =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Noninterest-bearing                                             $     17,966   $    15,610
   Interest-bearing                                                     126,109       118,643
                                                                 --------------- -------------
      Total deposits                                                    144,075       134,253
Short-term borrowings                                                     2,674         2,536
Other liabilities                                                         1,123         1,090
Long-term borrowings                                                      5,438         1,350
                                                                 --------------- -------------
      Total liabilities                                                 153,310       139,229
                                                                 --------------- -------------

Shareholders' equity
Common stock, $1.00 par value, authorized
   10,000,000 shares, issued 985,055 and 983,780 shares,
       respectively                                                         985           984
Capital surplus                                                           1,227         1,208
Retained earnings                                                        10,978        10,331
Accumulated other comprehensive (loss) income                                (1)           56
                                                                 --------------- -------------
      Total shareholders' equity                                         13,189        12,579
                                                                 --------------- -------------
      Total liabilities and shareholders' equity                   $    166,499   $   151,808
                                                                 =============== =============

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
 (In thousands of dollars, except per share data)

                                                     Three Months Ended     Nine Months Ended
                                                         September 30,        September 30,
                                                      2003        2002       2003      2002
                                                    ---------  ---------   --------  ---------
Interest income
   Interest and fees on loans                       $   2,012   $  1,929    $ 5,723   $  5,775
   Interest and dividends on securities:
      Taxable                                             169        218        545        573
      Tax-exempt                                           69         30        187        118
   Interest on Federal funds sold and
      interest-bearing deposits                             8         23         19         68
                                                    ----------  ---------   --------  --------
         Total interest income                          2,258      2,200      6,474      6,534
                                                    ----------  ---------   --------  --------
Interest expense
   Deposits                                               538        706      1,655      2,186
   Short-term borrowings                                   10         12         30         43
   Long-term borrowings                                    23         10         53         23
                                                     ---------  ---------  --------  ---------
         Total interest expense                           571        728      1,738      2,252
                                                     ---------  ---------  --------  ---------
         Net interest income                            1,687      1,472      4,736      4,282
Provision for loan losses                                 165         30        340        239
         Net interest income after provision
       for loan losses                     1,522      1,442      4,396      4,043
                                                     ---------  ---------  --------- ---------
Noninterest income
   Service fees                                           118        114        356        339
   Secondary loan market fees                             100         66        285        220
   Securities gains, net                                   -           3         10          3
   Other income                                            52         34        184         89
                                                     ---------  ---------  --------- ---------
         Total noninterest income                         270        217        835        651
                                                     ---------  ---------  --------- ---------
Noninterest expense
   Salaries and employee benefits                         616        549      1,841      1,668
   Net occupancy expense                                   79         81        250        248
   Equipment rental, depreciation and maintenance          97         99        296        309
   Data processing                                        108        101        339        286
   Advertising                                             45         36        113         99
   Professional and legal                                  32         31        148         96
   Mailing and postage                                     41         35        108         92
   Directors' fees and shareholder expenses                28         25         91         93
   Stationary and supplies                                 27         30         87        105
   Loss on foreclosed real estate                           -          4          -        266
   Other operating expenses                               138        118        403        359
                                                     ---------  ---------  ---------- --------
         Total noninterest expense                      1,211      1,109      3,676      3,621
                                                     ---------  ---------  ---------- --------
Income before income taxes                                581        550      1,555      1,073
Income tax expense                                        186        191        514        345
                                                     ---------  ---------  ---------- --------
Net income                                           $    395   $    359    $ 1,041    $   728
                                                     =========  =========  ========== ========
Net income per common share:
   Basic earnings per common share                    $   0.40  $   0.37    $  1.06    $  0.74
                                                     =========  =========  ========== ========
   Diluted earnings per common share                  $   0.40  $   0.36    $  1.05    $  0.74
                                                     =========  =========  ========== ========
Cash dividends declared per common share              $   0.13  $   0.07    $  0.40    $  0.32
                                                     =========  =========  ========== ========

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands of dollars, except per share data)

                                                        Three Months Ended   Nine Months Ended
                                                           September 30,        September 30,
                                                          2003       2002     2003       2002
                                                       ---------- ---------  -------- --------
Balance, beginning of period                           $   13,041 $  12,012  $ 12,579 $ 11,822
Comprehensive income
   Net income                                                 395       359     1,041      728
   Other comprehensive income, net of deferred
      income tax (benefit) of $(89) and $29 for the
      three months ended September 30, 2003 and 2002,
      respectively, and $(37) and $72 for the nine
      months ended September 30, 2003 and 2002,
      respectively:
      Unrealized (losses) gains on securities                (139)       45       (57)     112
                                                        ---------- --------  --------- --------
      Total comprehensive income                              256       404       984      840
                                                        ---------- --------  --------- --------
Cash dividends declared                                      (128)      (68)     (394)    (314)
Issued 1,275 shares of common stock pursuant
   to exercise of stock options                                20         -        20        -
                                                        ---------- --------  --------- --------
Balance, end of period                                  $  13,189  $ 12,348  $ 13,189  $12,348
                                                        ========== ========  ========= ========

See Notes to Consolidated Financial Statements

FIRST NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,
(In thousands of dollars)

                                                                 2003           2002
                                                             --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $       1,041   $      728
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                           236          242
Loss on disposals of premises and equipment                               1            3
(Gain) loss on sale of foreclosed assets, net                           (11)         266
Securities gains, net                                                   (10)          (3)
Provision for loan losses                                               340          239
Deferred income tax benefit                                            (103)         (16)
Net amortization of security premiums                                   119           46
Increase in accrued interest receivable                                 (50)        (111)
Decrease (increase) in other assets                                      19          (59)
Increase (decrease) in other liabilities                                 43          (58)
                                                             --------------- ---------------
      Net cash provided by operating activities                       1,625        1,277
                                                             --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities
          available for sale                                         17,666       14,783
Proceeds from maturities and calls of securities
          held to maturity                                              982        3,043
Purchases of securities available for sale                          (16,397)     (27,599)
Purchases of securities held to maturity                               (993)        (881)
Net increase in loans                                               (17,924)      (3,503)
Purchases of premises and equipment                                    (103)        (589)
Proceeds from sale of foreclosed assets                                  44          530
                                                              -------------- ---------------
      Net cash used in investing activities                         (16,725)     (14,216)
                                                              -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts            13,996       15,457
Net (decrease) increase in time deposits                             (4,174)         377
Net increase (decrease) increase in short-term borrowings               138         (258)
Principal advances on long-term borrowings                            4,157           -
Principal payments on long-term borrowings                              (69)        (442)
Proceeds from stock option exercises                                     20           -
Dividends paid                                                         (404)        (392)
                                                              -------------- ---------------
      Net cash provided by financing activities                      13,664       14,742
                                                              -------------- ---------------

(Decrease) increase in cash and cash equivalents                     (1,436)       1,803

Cash and cash equivalents:
Beginning                                                             5,587        5,722
                                                              -------------- ---------------
Ending                                                        $       4,151   $    7,525
                                                              ============== ===============

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

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank and FNB Insurance, LLC. All significant intercompany balances and transactions have been eliminated. The information contained in the consolidated financial statements is unaudited. In the opinion of management, all adjustments for a fair presentation of the results of the interim periods have been made. All such adjustments were of a normal, recurring nature. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements and notes included herein should be read in conjunction with the Company’s 2002 audited financial statements and Form 10-K.

Earnings per share: Basic earnings per common share are computed based upon the weighted average shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all stock options. The computations of basic and diluted earnings per share amounts for the three months and nine months ended September 30, 2003 and 2002 are based upon the following outstanding shares:

                                                    Three Months Ended   Nine Months Ended
                                                        September 30,      September 30,
                                                     2003      2002       2003      2002
                                                   -------- ----------  -------- ---------
Weighted average shares outstanding
   for basic earnings per share calculation        984,190    981,780    983,918   981,780
Dilutive effect of stock options                     4,526      2,824      3,409     3,121
                                                   -------- ----------  -------- ---------
Weighted average shares outstanding
   for dilutive earnings per share calculation     988,716    984,604    987,327   984,901
                                                   ======== ==========  ======== =========

Stock options: The Company has an incentive stock option plan covering certain key employees. Grants under the plan are accounted for under the intrinsic value method. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation for the plan been determined based on the fair value method, reported net income and earnings per share would have been reduced to the pro forma amounts shown below for the three months and nine months ended September 30, 2003 and 2002:

                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                           2003        2002         2003        2002
                                        ----------- -----------  ---------- -----------
Net income:
   As reported                          $      395  $      359   $    1,041  $     728
   Pro forma                            $      395  $      359   $    1,041  $     726
Basic earnings per share:
   As reported                          $     0.40  $     0.37   $     1.06  $    0.74
   Pro forma                            $     0.40  $     0.37   $     1.06  $    0.74
Diluted earnings per share:
   As reported                          $     0.40  $     0.36   $     1.05  $    0.74
   Pro forma                            $     0.40  $     0.36   $     1.05  $    0.74

Note 2. Securities
The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities at September 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               September 30, 2003
                                                 ---------------------------------------------
                                                                                     Estimated
                                                   Amortized  Unrealized  Unrealized   Fair
                                                       Cost     Gains      Losses      Value
                                                 ----------- ----------- ----------- ---------
Available for Sale
  Taxable:
   U.S. Government agencies and corporations     $   17,205   $    101    $     30   $  17,276
   Federal Reserve Bank stock                            57          -           -          57
   Federal Home Loan Bank stock                         582          -           -         582
   Other equities                                        95          -           -          95
                                                 ----------- ----------- ----------- ---------
         Total taxable                               17,939        101          30      18,010
   Tax-exempt:
   State and political subdivisions                   3,722          -          73       3,649
   Federal Reserve Bank stock                             2          -           -           2
                                                 ----------- ----------- ----------- ---------
         Total tax-exempt                             3,724          -          73       3,651
                                                 ----------- ----------- ----------- ---------
        Total securities available for sale      $   21,663  $     101    $    103   $  21,661
                                                 =========== =========== =========== =========
Held to maturity
  Taxable:
   U.S. Government agencies and corporations     $    1,000  $      10    $      -   $   1,010
   State and political subdivisions                     440          5           -         445
   Certificates of deposit                            2,550          -           -       2,550
                                                 ----------- ------------ ---------- ---------
         Total taxable                                3,990         15           -       4,005
   Tax-exempt:
   State and political subdivisions                   5,565        104           2       5,667
                                                 ----------- ------------ ---------- ---------
           Total securities held to maturity     $    9,555  $     119    $      2   $   9,672
                                                 =========== ============ ========== =========

                                                                 December 31, 2002
                                                 ---------------------------------------------
                                                                                    Estimated
                                                  Amortized  Unrealized  Unrealized   Fair
                                                    Cost       Gains       Losses     Value
                                                 ----------- ----------- ---------- ----------
Available for Sale
Taxable:
   U.S. Government agencies and corporations     $  22,671   $      93    $      1   $  22,763
   Federal Reserve Bank Stock                           57           -           -          57
   Federal Home Loan Bank stock                        281           -           -         281
   Other equities                                       22           -           -          22
                                                 ----------- ------------ ---------- ---------
      Total taxable                                 23,031          93           1      23,123
Tax-exempt:
   Federal Reserve Bank stock                            2           -           -           2
                                                 ----------- ------------ ---------- ----------
      Total securities available for sale        $  23,033          93           1      23,125
                                                 =========== ============ ========== ==========

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               December 31, 2002
                                                 ---------------------------------------------
                                                                                     Estimated
                                                  Amortized  Unrealized  Unrealized   Fair
                                                    Cost       Gains       Losses     Value
                                                 ----------- ----------- ----------- ---------
Held to maturity:
Taxable:
   U.S. Government agencies and corporations     $     1,000  $     38    $      -   $   1,038
   Certificates of deposit with other banks            2,156         -           -       2,156
   State and political subdivisions                      455        18           -         473
                                                 ----------- ----------- ----------- ---------
      Total taxable                                    3,611        56           -       3,667
Tax-exempt:
   State and political subdivisions                    5,941       116           8       6,049
                                                 ----------- ----------- ----------- ---------
      Total securities held to maturity          $     9,552  $    172    $      8   $   9,716
                                                 =========== =========== =========== =========

The maturities, amortized cost and estimated fair values of the Company’s securities at September 30, 2003 are summarized as follows (in thousands):

                                              Held to Maturity           Available for Sale
                                           ------------------------ -------------------------
                                                         Estimated                 Estimated
                                             Amortized     Fair       Amortized      Fair
                                               Cost        Value       Cost         Value
                                           ------------- ---------- ------------ ------------
Due within 1 year                           $    3,914   $   3,932  $        -    $      -
Due after 1 but within 5 years                   2,803       2,857       20,686      20,695
Due after 5 but within 10 years                  2,148       2,179          241         230
Due after 10 years                                 690         704           -           -
Equity securities                                   -           -           736         736
                                            ------------ ---------- ------------ ------------
                                            $    9,555   $   9,672  $    21,663   $  21,661
                                            ============ ========== ============ ============

The Company’s Federal Reserve Bank stock and Federal Home Loan Bank stock are equity securities that are included in securities available for sale in the accompanying consolidated financial statements. Such securities do not have a stated maturity date, and are carried at cost, since they may only be sold back to the respective issuer or another member at par value.

Note 3. Loans

Total loans are summarized as follows (in thousands):

                                                              September 30,    December 31,
                                                                  2003            2002
                                                             --------------- ---------------
Commercial, financial and agricultural                        $     53,010    $     47,268
Real estate - construction                                           1,945           1,340
Real estate - mortgage                                              58,088          45,775
Installment loans to individuals                                    13,836          13,805
Other                                                                1,531           2,399
                                                              -------------- ---------------
   Gross loans                                                     128,410         110,587
Net deferred loan origination fees                                    (125)            (35)
                                                              -------------- ---------------
   Total loans net of deferred loan origination fees               128,285         110,552
Less allowance for loan losses                                       1,196           1,036
                                                              -------------- ---------------
   Loans, net                                                  $   127,089    $    109,516
                                                              ============== ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Allowance for Credit Losses

An analysis of the allowance for loan losses is presented below (in thousands) for the nine month periods ended September 30, 2003 and 2002 and for the year ended December 31, 2002:

                                                 September 30,            Dec. 31,
                                               2003           2002           2002
                                           -------------- ------------- -------------
Balance, beginning of period                $      1,036  $       837    $       837

   Loans charged off                                 200           54            121
   Recoveries                                         20           11             16
                                           -------------- ------------- -------------
      Net losses                                     180           43            105
                                           -------------- ------------- -------------
   Provision for loan losses                         340          239            304
                                           -------------- ------------- -------------
Balance, end of period                      $      1,196  $     1,033    $     1,036
                                           ============== ============= =============

The Company’s total recorded investment in impaired loans at September 30, 2003 and December 31, 2002 approximated $551,000 and $433,000, respectively, for which the related allowance for credit losses determined in accordance with accounting principles generally accepted in the United States approximated $83,000 and $82,000, respectively. All impaired loans at September 30, 2003 were collateral dependent, and accordingly, the fair value of the loan’s collateral was used to measure the impairment of each loan.

Note 5. Commitments and Contingencies

In the ordinary course of business, the Company’s subsidiary bank is party to financial instruments with off-balance sheet risk. These financial instruments include standby letters of credit and commitments to extend credit. The unused portions of existing lines of credit at September 30, 2002 and December 31, 2002, and the contractual amount of commitments to lend are as follows, in thousands of dollars:

                                              Sept. 30,      Dec. 31,
                                                 2003          2002
                                             ------------- --------------
Total loan commitments                       $     19,182   $    15,648
                                             ============= ==============

Incident to the Company’s proposed going private transaction, the Company has signed a letter of intent with a third party, whereby it has committed to a trust preferred securities issuance of up to $6,000,000. In the agreement, the Company has agreed to specific terms and conditions of the issuance, all of which are predicated on shareholder approval of the going private transaction.

Note 6. Long-term borrowings

The Company’s long-term borrowings of $5,438,000 and $1,350,000 at September 30,2003 and December 31, 2002, respectively, consist of advances from the Federal Home Loan Bank (“FHLB”). These borrowings bear fixed rates and are secured by Federal Home Loan Bank stock, qualifying first mortgage loans, certain nonmortgage loans and all investments not otherwise pledged. The average interest rate on the borrowings at September 30, 2003 and 2002 was 3.0% and 4.3%, respectively.

A summary of the maturities of all long-term borrowings for the next five years and thereafter is as follows (in thousands):

                             Year Ending
                             December 31,         Amount
                           ---------------   -------------
                           2003 (remaining)     $     46
                                2004                 183
                                2005               1,689
                                2006               1,697
                                2007                 203
                            Thereafter             1,620
                                             -------------
                                               $   5,438
                                             =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003. However, on October 8, 2003 the FASB agreed to defer the effective date for interests acquired before February 1, 2003 until after December 15, 2003. Based upon management’s evaluation of FIN 46, the Company does not expect its current reporting structure to change.

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

EARNINGS SUMMARY

Three Months Ended September 30, 2003 vs. 2002
The Company reported consolidated net income of $395,000, or $0.40 per diluted share for the three months ended September 30, 2003, compared to consolidated net income of $359,000, or $0.36 per diluted share, for the same period of 2002. The Company’s annualized return on average assets (ROA) was 0.95% and 0.98% for the three-month periods ended September 30, 2003 and 2002, respectively, while the annualized return on average shareholders’ equity (ROE) was 12.1% and 11.8% for the same periods, respectively.

On a quarter-to-quarter basis, the improvements reported above were largely due to a favorable variance in net interest income and non-interest income. As more fully discussed in the NET INTEREST INCOME section below, growth in the Company’s interest-earning assets had a significant positive impact on the Company’s net interest income. The improvements were partially offset by a $135,000 increase in the provision for loan losses and higher operating expenses.

Nine Months Ended September 30, 2003 vs. 2002 The Company reported consolidated net income of $1,041,000, or $1.05 per diluted share for the nine months ended September 30, 2003, compared to consolidated net income of $728,000, or $0.74 per diluted share, for the same period of 2002. The Company’s annualized return on average assets (ROA) was 0.87% and 0.69% for the nine-month periods ended September 30, 2003 and 2002, respectively, while the annualized return on average shareholders’ equity (ROE) was 11.8% and 8.1% for the nine months ended September 30, 2003 and 2002, respectively.

As with the third quarter results, growth in the Company’s interest-earning assets, principally loans, has significantly improved the Company’s net interest income from the prior year. In addition, the Company experienced a $184,000 improvement in non-interest income. The improvements were partially offset by a $101,000 increase in the loan loss provision. Additionally, 2002‘s results of operations were significantly affected by a $266,000 charge to earnings stemming from a loss on foreclosed property. No such similar charge was recorded in 2003.

NET INTEREST INCOME

The most significant component of the Company’s net earnings is net interest income, which represents the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume resulting from growth and alteration of the balance sheet’s composition, as well as by fluctuations in market interest rates and maturities of sources and uses of funds. For purposes of this discussion, net interest income is presented on a fully tax-equivalent basis to enhance the comparability of the performance of tax-exempt to fully taxable earning assets. For the nine-month periods ended September 30, 2003 and 2002, the tax-equivalent adjustment was $96,000 and $61,000, respectively.

For the nine months ended September 30, 2003, net interest income on a tax equivalent basis improved by $489,000 or 11.3% compared to 2002. As reported in Table II, growth in the Company’s interest-earning assets and liabilities has resulted in a net increase of $648,000 in net interest income from the prior year. Mitigating this increase was the impact of the lower interest rate environment, whereby the decline in interest rates resulted in a net decrease in net interest income of $159,000.

Over the past two years, falling interest rates, prepayment and competitive factors have all put downward pressure on the Company’s net interest margin. For the nine months ended September 30, 2003, the Company’s margin was 4.23%, which represents a decline of 10 basis points from the margin at September 30, 2002. Notwithstanding the decline from 2002 to 2003, First National has experienced a positive trend in its margin since year-end 2002. First National’s margins for the past four quarters have been: 4.06% (fourth quarter of 2002), 4.17% (first quarter of 2003), 4.21% (second quarter of 2003) and 4.31% (third quarter of 2003). The improvement in the margin coincides with the current loan growth trend.

Further information of the Company’s yields on interest-earning assets and interest-bearing liabilities and changes in net interest income as a result of changes in average volume and interest rates is presented in Tables I and II.

NON-INTEREST INCOME

Non-interest income includes revenues from all sources other than interest income and yield related loan fees from loans held in the Company’s portfolio. On a quarter-to-quarter basis, non-interest income improved $53,000, or 24.4%, while for the nine month period ended September 30, 2003, it improved $184,000, or 28.3%. As a percentage of average assets, annualized non-interest income was 0.70% and 0.61% for the nine-month periods ended September 31, 2003 and 2002, respectively.

The third quarter improvement was largely due to the Company’s secondary market loan program. Interest rates declined to historic lows in June 2003, and as a result, the Company experienced the strongest three-month loan closing volume since the inception of the program (nearly $8,700,000 in loan closings).

For the year-to-year comparison, the secondary loan market fees were up $65,000 or 29.6% while “other income” was up $95,000 or 106.7%. Consistent with 2003‘s third quarter, the low interest rate environment continues to spur fixed rate refinancing transactions. As such, the Company’s secondary market loan program volume has significantly increased, thereby bolstering revenues from the program. Included in “other income” in 2003 is a $17,000 non-recurring referral fee recorded in the second quarter. In addition, “other income” includes revenue from the Company’s debit card and merchant service products. Both products have experienced marked improvements from 2002 due to an increase in the volume of transactions processed through the network.

Prospectively, the Company expects its debit card revenue to decline due to various changes stipulated by VISA. Specifically, debit card transactions will no longer be reflected as credit card transactions, thus, reducing the interchange fee previously available to the Company. Management has estimated that the reduction in revenue may be as much as $25,000 annually.

TABLE I
AVERAGE BALANCE SHEET AND
NET INTEREST INCOME ANALYSIS
(In thousands of dollars)

                                                        Nine Months Ended         Nine Months Ended
                                                        September 30, 2003       September 30, 2002
                                                   Average  Interest  Yield/   Average Interest Yield/
                                                   Balance    (1)     Rate     Balance   (1)     Rate
                                                ----------- -------- -------  -------- -------- ------
INTEREST EARNING ASSETS
    Loans, net of unearned income               $   118,124  $ 5,723   6.46%  $106,360  $ 5,775  7.24%
    Securities:
        Taxable                                      24,775      545   2.93%    19,124      573  3.99%
        Tax-exempt  (1)                               6,869      283   5.50%     3,683      179  6.48%
                                                ----------- -------- -------  --------- ------- ------
                Total securities                     31,644      828   3.49%    22,807      752  4.40%
                                                ----------- -------- -------  --------- ------- ------
    Federal funds sold and interest-bearing
        deposits with other banks                     2,517       19   1.01%     4,622       68  1.96%
                                                ----------- -------- -------  --------- ------- ------
              Total interest earning assets         152,285    6,570   5.75%   133,789    6,595  6.57%
                                                ----------- -------- -------  --------- ------- ------
NONINTEREST EARNING ASSETS
    Cash and due from banks                           3,305                      3,648
    Bank premises and equipment                       2,661                      2,793
    Other assets                                      1,512                      2,057
    Allowance for loan losses                        (1,103)                      (951)
                                                ------------                  ----------
             Total assets                       $   158,660                   $141,336
                                                ============                  ==========

INTEREST-BEARING LIABILITIES
    Demand deposits                                  19,402        61   0.42%   18,556       99   0.71%
    Savings deposits                                 72,068       975   1.80%   55,500    1,079   2.59%
    Certificates of deposit                          30,192       619   2.73%   34,658    1,008   3.88%
                                                ------------ -------- ------- --------- ------- -------
            Total interest-bearing deposits         121,662     1,655   1.81%  108,714    2,186   2.68%
                                                ------------ -------- ------- --------- ------- -------
   Short-term borrowings                              4,001        30   1.00%    3,532       43   1.62%
   Long-term borrowings                               1,781        53   3.97%      356       23   8.61%
                                                ------------ -------- ------- --------- ------- -------
      Total other interest-bearing liabilities        5,782        83   1.91%    3,888       66   2.26%
                                                ------------ -------- ------- --------- ------- -------
            Total interest-bearing liabilities      127,444     1,738   1.82%  112,602    2,252   2.67%
                                                ------------ -------- ------- --------- ------- -------
NONINTEREST-BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
    Demand deposits                                  16,922                     15,579
    Other liabilities                                 1,371                      1,128
    Shareholders' equity                             12,923                     12,027
                                                --------------                ---------
   Total liabilities and shareholders' equity   $   158,660                   $141,336
                                                ==============                =========

NET INTEREST EARNINGS                                         $ 4,832                    $4,343
                                                              ========                   =======
NET YIELD ON INTEREST EARNING
     ASSETS                                                              4.23%                    4.33%
                                                                       ========                  =======

(1) - Calculated on a fully tax-equivalent basis using the rate of 34% for 2003 and 2002.
(2) - For purposes of these computations, non-accrual loans are included in the amounts of average loans outstanding.

TABLE II

CHANGES IN INTEREST INCOME AND EXPENSE
DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
(In thousands of dollars)

                                                                Nine Months Ended
                                                          Sept. 30, 2003 versus Sept. 30, 2002
                                                                Increase (Decrease)
                                                                 Due to Changes In:
                                                            Volume (1)   Rate (1)   Total
                                                           ----------- ----------- ---------
INTEREST EARNING ASSETS
    Loans                                                   $     604   $    (656)     (52)
    Securities:
        Taxable                                                   146        (174)     (28)
        Tax-exempt (2)                                            135         (31)     104
                                                           ----------- ----------- ---------
              Total securities                                    281        (205)      76
                                                           ----------- ----------- ---------
    Federal funds sold and interest-bearing deposits
        with other banks                                          (24)        (25)     (49)
            Total interest earning assets                         861        (886)     (25)
                                                           ----------- ----------- ---------

INTEREST-BEARING LIABILITIES
    Demand deposits                                                 4         (42)     (38)
    Savings deposits                                              274        (378)    (104)
    Certificates of deposit                                      (118)       (271)    (389)
    Short-term borrowings                                           5         (18)     (13)
    Long-term borrowings                                           48         (18)      30
                                                           ------------ ---------- ---------
            Total interest-bearing liabilities                    213        (727)    (514)
                                                           ------------ ---------- ---------
NET INTEREST EARNINGS                                        $    648   $    (159)     489
                                                           ============ ========== =========

(1) - The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) - Calculated on a fully tax-equivalent basis using the rate of 34%.

================================================================================

NON-INTEREST EXPENSE

Non-interest expense includes overhead costs that are not related to interest expense or to losses from loans or securities. For the nine months ended September 30, 2003, the Company’s non-interest expense totaled $3,676,000, an increase of $55,000, or 1.5%, over total non-interest expense incurred for the nine months ended September 30, 2002. Included in 2002‘s total is a $266,000 loss on foreclosed property. Excluding this charge from 2002‘s total, the increase in non-interest expense was $321,000 or 9.6%. For the quarter ended September 30, 2003, other non-interest expense increased $102,000, or 9.2% compared to the quarter ended September 30, 2002. Expressed as a percentage of average assets, the annualized non-interest expense was 3.1% and 3.4% for the nine months ended September 30, 2003 and 2002, respectively.

For the quarter ended September 30, 2003, salaries and employee benefits, the Company’s largest non-interest expense, increased $67,000 or 12.2% compared to 2002’s third quarter, while for the nine months ended September 30, 2003, salaries and employee benefits increased $173,000 or 10.4% compared to the nine months ended September 30, 2002. Factors contributing to this increase include: (1) the addition of three full-time staff in 2003; (2) annual merit and pay raises, which generally approximate 3.0% to 4.0% each year; and (3) cost of the Company’s incentive plan, which is largely dependent upon the Company meeting certain performance goals and was approximately $60,000 more than 2002‘s cost through the first nine months of 2003.

Data processing expense was up $7,000 and $53,000 for the quarter and year to date, respectively. The increases were due in part to an increase in the number of customer accounts, transactions and reports processed. In addition, the Company upgraded its ATM/Debit Card network to a real-time processing platform at the end of the first quarter in 2002, which is more costly to operate. The higher cost coupled with the increased volume of transactions processed through the network have equated to a greater expense in 2003.

Professional and legal fees increased $1,000 and $52,000 for the quarter and year to date comparisons, respectively. During the first two quarters, the Company has procured professional services from various legal and professional firms in order to assist the Board and management with various technical and long-term strategic issues. Comparable projects were not present in 2002.

INCOME TAXES

The Company’s provisions for state and federal income taxes during the third quarters of 2003 and 2002 were $186,000 and $191,000, respectively. For the year-to-date period, income tax expense was $514,000 in 2003 and $345,000 in 2002 representing effective tax rates of 33.1% and 32.2%, respectively.

CHANGES IN FINANCIAL CONDITION

The Company’s total assets were $166,499,000 at September 30, 2003, compared to $151,808,000 at December 31, 2002, an increase of $14,691,000 or 9.7%. Average total assets were $158,660,000 during the nine month period ended September 30, 2003. Details concerning changes in the Company’s major balance sheet items and changes in financial condition follow.

Securities and Federal Funds Sold

The Bank’s security portfolio, which represents approximately 18.7% and 21.5% of the Company’s total assets at September 30, 2003 and December 31, 2002, respectively, declined $1,461,000 during the first nine months of 2003, as the net decrease in the portfolio was predominantly used to fund loan growth. A more detailed discussion of the securities portfolio may be found in Note 2 of the consolidated financial statements found in Item I.

The Bank attempts to minimize its involvement in overnight funds; however due to liquidity reasons (i.e. fluctuations in loan and deposit balances), the bank may buy or sell funds on an overnight basis. On average, its daily position in the overnight market for the nine months ended September 30, 2003 was $2,280,000, which compares to 2002‘s average position of $4,141,000. The decline in the average overnight position is directly related to the increased loan demand experienced in 2003 versus the slower loan demand in 2002.

Loan Portfolio

Better than expected loan demand has greatly contributed to the overall asset growth of First National. During the first nine months of 2003, gross loans, which totaled $128,410,000 at September 30, 2003, increased $17,823,000 or 16.1%. The majority of the loan growth has originated from First National’s newest location in Covington, Virginia (opened in February 2002), where loans have increased $9,951,000 since year-end 2002. First National’s three West Virginia locations posted net loan growth of $7,872,000 during the first nine months of 2003. As reported in Note 3 to the Consolidated Financial Statements included in Item I, the majority of the growth has occurred in the commercial and real estate loan portfolios.

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

During the third quarter of 2003, the Company made a $165,000 provision for loan losses compared to $30,000 during the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, respectively, the provision for loan losses was $340,000 and $239,000. Net loan charge-offs were $180,000 and $43,000 for the nine months ended September 30, 2003 and 2002, respectively and were $105,000 for the year ended December 31, 2002. At September 30, 2003, the allowance for loan losses was $1,196,000 compared to $1,036,000 at December 31, 2002. Expressed as a percentage of loans, the allowance for loan losses was 0.93% and 0.94% at September 30, 2003 and December 31, 2002, respectively. In management’s opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing portfolio. See Note 4 of the consolidated financial statements for an analysis of the activity in the Company’s allowance for loan losses for the nine-month periods ended September 30, 2003 and 2002, and for the year ended December 31, 2002.

The allowance and the related provision charged to operations are largely dependent upon historical loan portfolio performance and various risk factors assessed by management, such as national and local economic conditions. The weaker economy has affected loan performance as evidenced by increased losses. In addition, non-performing assets have risen modestly since December 31, 2002 (see table below). Such assets are up $64,000 from 2002‘s year end balance and comprise 0.32% of total assets at September 30, 2003 as compared to December 31, 2002‘s 0.30%. Management’s estimated loss exposure on the non-performing assets at September 30, 2003 was $59,000. As a result of the above factors and the overall loan growth, the provision for loan losses has increased over the prior year. Future provisions will greatly depend on First National’s prospective loss experience and the status of future economic conditions and their estimated impact on portfolio performance.

A summary of the Company’s past due loans and non-performing assets is provided in the following table:

SUMMARY OF PAST DUE LOANS AND NON-PERFORMING ASSETS
(in thousands of dollars)

                                                        Sept. 30,   Sept. 30   Dec. 31,
                                                          2003        2002      2002
                                                       ---------- ----------- ----------
Loans past due 90 or more days still accruing          $      -    $     -     $     -
                                                       ========== =========== ==========

Non-performing assets:
   Nonaccrual loans                                    $     519   $    328    $    433
   Other real estate owned                                    -          -           30
   Other foreclosed assets                                     8          2          -
                                                        --------- ----------- ----------
      Total non-performing assets                       $    527   $    330    $    463
                                                        ========= =========== ==========
      Non-performing assets as a % of total assets          0.32%      0.22%       0.30%
                                                        ========= =========== ==========

Deposits and Other Funding Sources

Total deposits at September 30, 2003 increased $9,822,000 or 7.3% from December 31, 2002. On average, deposits totaled $138,584,000 during the nine months ended September 30, 2003, which is a 3.2% increase over the 2002 year-end deposit balance. The following table summarizes the quarter-end and average year to date deposit mix for September 30, 2003 as compared to December 31, 2002:

                                                                       Avg. YTD
                                                       %                Balance
                                     Dec. 31,     Increase/  Sept. 30,  Sept. 30,
                                       2002       Decrease     2003       2003
                                     ---------   ----------  --------- ---------
Demand deposits                      $  34,161       11.2%    $ 37,981  $ 36,324
Savings                                 67,849       15.0%      78,025    72,068
Certificates of deposit                 32,243      -12.9%      28,069    30,192
                                     ---------   ----------  --------- ---------
   Total deposits                    $ 134,253        7.3%    $144,075  $138,584
                                     =========   ==========  ========= =========

As reported above, on average, deposit growth has been moderate during the nine months ended September 30, 2003, due in part by design by the Company’s management. During most of 2002, deposit growth had outpaced loan growth, resulting in an excess funding position. In 2003, management has chosen to manage its deposit growth by controlling its pricing of interest-bearing products. As a result, overall deposit growth has slowed compared to the prior year and the incremental loan growth has been funded via the conversion of Federal funds sold, security maturities/calls and long-term borrowings as opposed to incremental core deposit growth.

As expected, much of the deposit growth has come from the Company’s Covington branch. This location has experienced net growth of $7,009,000 since December 31, 2002. This accounts for approximately 71.4% of the company-wide growth. The deposit mix at Covington mirrors the company-wide mix, with the exception of a heavier concentration in savings deposits (65.0% of total deposits) relative to demand deposits (17.0% of the total deposits).

Over the past year and coinciding with the fall in interest rates, there has been a distinct trend for depositor preference in short-term, liquid deposits, which yield a competitive return. This preference has led to significant growth in the Company’s savings balance relative to other deposit products. As illustrated above, savings deposits have grown 15.0% since December 31, 2002.

The Company’s long-term borrowing position increased from $1,350,000 at December 31, 2002 to $5,438,000 at September 30, 2003. Approximately $2,438,000 of the long-term debt at September 30, 2003 represents match funding for long-term fixed rate loans, whereby the Company has locked-in a certain interest rate spread and has limited its exposure to interest rate risk. The remaining $3,000,000 was borrowed to support residual loan growth. See further discussion of the Company’s long-term borrowings in Note 6 to the consolidated financial statements included in Item 1.

LIQUIDITY

Liquidity reflects the Company’s ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as to provide for other Company transactional requirements. Liquidity is provided primarily by funds invested in cash and due from banks, federal funds sold and interest-bearing deposits, which totaled $4,151,000 at September 30, 2003 versus $5,587,000 at December 31, 2002. Year to date, the average balance of its liquid assets totaled $5,822,000. These funds are further supplemented by loan payments, proceeds from investment security transactions (maturities, calls and coupon payments) and increases in deposits. The Company’s liquidity is further enhanced by approximately $49,657,000 in available credit with various correspondent banks for added funding or liquidity support.

The recent trend in loan growth has impacted the Company’s loan to deposit ratio, which has increased from 82.3% at December 31, 2002 to 89.1% at September 30, 2003. Loan growth has outpaced deposit growth nearly 2 to 1 in the first nine months of 2003. Liquidity has been made available from the conversion of federal funds sold and the securities portfolio. In addition, advances from the FHLB were obtained to supplement a portion of the loan growth.

Management’s Asset/Liability Committee (ALCO) meets on a regular basis to review the Company’s sources and uses of funds for the succeeding (30), (60) and (90) day time frames. In addition, projected balance sheets for the succeeding (12) month time frame are prepared and reviewed in order to ensure that liquidity is within policy guidelines, and if not, that appropriate strategies are formulated, implemented and measured for effectiveness in order to bring liquidity risk within policy guidelines. Management is not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change in the Company’s liquidity.

CAPITAL RESOURCES

Maintenance of a strong capital position is a continuing goal of the Company. Through management of its capital resources, the Company seeks to provide an attractive financial return to its shareholders while retaining sufficient capital to support future growth.

Total shareholders’ equity at September 30, 2003 was $13,189,000 compared to $12,579,000 at December 31, 2002, an increase of $610,000. A reconciliation of the increase is reported in the consolidated statement of shareholders’ equity included in Item I. Average total shareholders’ equity expressed as a percentage of average total assets was approximately 8.1% at September 30, 2003 compared to December 31, 2002‘s level of 8.5%.

Cash dividends totaling $394,000, or $0.40 per share were declared during the first nine months of 2003 compared to $314,000 or $0.32 per share declared in the comparable period of 2002. These payout levels represented approximately 37.8% and 43.1% of the Company’s year-to-date earnings for the nine-month periods ended September 30, 2003 and 2002, respectively. The Company has a dividend policy whereby the dividend payout level may not exceed 40% of the Company’s annual net income. Accordingly, future declarations may be limited to the amounts that would be available under the policy directive.

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

REGULATORY RESTRICTIONS ON CAPITAL AND DIVIDENDS

The primary source of funds for the dividends paid by First National Bankshares Corporation is dividends received from its subsidiary bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires approval by the regulatory agency if dividends declared in any year exceed the year’s net income, as defined, plus the net retained profits of the two preceding years. Management does not anticipate any such restriction on its dividends in 2003.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the subsidiary bank meets all capital adequacy requirements to which it is subject, as evidenced by the following table:

RISK-BASED CAPITAL RATIOS
September 30, 2003

                                                                          Minimum
                                                         Actual         Requirement
                                                     -------------   ---------------
          Tier 1 risk-based capital ratio                10.76%             4.00%
          Total risk-based capital ratio                 11.81%             8.00%
          Leverage ratio                                  7.39%             3.00%

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

The following table represents the results of the Company’s interest sensitivity simulation analysis as of September 30, 2003. Key assumptions in the preparation of the table include changes in market conditions including interest rates, loan volumes, and pricing; deposit sensitivity; customer preferences; and capital plans. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in cumulative net interest income for the succeeding fiscal year reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                                                              Hypothetical%
                                                              Change in Net
            Interest rate scenario                           Interest Income
                                                           --------------------
                   Up 100 basis points                             3.6%
                   Down 100 basis points                         - 4.2%

The change in the Down 100 basis points scenario from year-end 2002 reported in the 2002 Annual Report is due in part to the current interest rate environment. Many of the Company’s interest-bearing deposits (including demand and savings deposits which in most cases do not have a stated maturity and therefore, reprice immediately) are at or near interest rate “floor” levels. Therefore, there is marginal interest expense savings in a declining interest rate environment. Conversely, the Company’s interest-earning assets are positioned where they will likely absorb a greater decline in interest income in a falling interest rate environment.

A factor affecting both scenarios reported above is the relationship between the NY prime interest rate (“prime”) as published in the Wall Street Journal and its impact on the Company’s loan yield and its cost of funds on a significant portion of its interest-bearing liabilities, principally its savings products. As of September 30, 2003, approximately 46.5% ($59,706,000) of the Company’s loan portfolio and its related yield are tied to the prime interest rate. Similarly, 44.5% ($64,179,000) of the Company’s total deposits at September 30, 2003 bear an interest rate tied to prime. This compares to 46.0% and 40.8% at December 31, 2002, respectively. The respective yield and rate relationship to prime is such that should the prime rate increase or decrease 100 basis points (without considering the timing of the interest rate changes, which for loans depends on the loan agreement and for savings is generally immediate), the net impact of the two products tied to prime would be to expand (in an increasing rate environment) or contract (in a decreasing rate environment) the Company’s net interest margin 55 basis points. As a result of the growth in the assets and liabilities tied to prime, the interest rate scenarios detailed above have changed from the amounts reported in the 2002 Annual Report. Management does not anticipate a significant deviation from this type of asset and liability growth in the future.

As of September 30, 2003, the Company’s interest rate risk as measured above was within the Company’s risk management policy guidelines.

ITEM 4
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a- 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15 d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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
1. Exhibit 31.0, Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
2. Exhibit 31.1, Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002.
3. Exhibit 32.0, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b) On August 14, 2003 the Company filed a Form 8-K Current Report under reporting Item 12 - Results of Operations and Financial Condition. The purpose of the report was to announce the Company's financial results for second quarter ended June 30, 2003
On October 30, 2003 the Company filed a Form 8-K Current Report under reporting Item 12 – Results of Operations and Financial Condition. The purpose of the report was to announce the Company’s financial results for third quarter ended September 30, 2003.
On November 6, 2003, the Company filed a Form 8-K Current Report under reporting Item 5 – Other Events. The purpose of the report was to announce its intention to engage in a merger transaction to be voted on at a special meeting of stockholders expected to be held in December 2003. The purpose of the transaction is to allow the Company to “go private” under federal securities laws. A letter mailed to its shareholders announcing the transaction was attached to the filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANKSHARES CORPORATION

By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer
By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

Date: November 14 , 2003

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
c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
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
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14 ,2003	By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer

EXHIBIT 31.1

CERTIFICATION

I, Matthew L. Burns, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Bankshares Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e)and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
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
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14 ,2003	By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer

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

By /s/ L. Thomas Bulla L. Thomas Bulla President and Chief Executive Officer
Date November 14 ,2003	By /s/ Matthew L. Burns Matthew L. Burns Chief Financial Officer